Form 10-Q
period 2018-03-31
EYENOVIA, INC.
filed 2018-05-09
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock was 9,936,771 as of May 4, 2018.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2018	2017
	(unaudited)

Assets

Current Assets:
Cash	$27,602,069	$5,249,511
Prepaid expenses and other current assets	358,138	37,149

Total Current Assets	27,960,207	5,286,660

Property and equipment, net	22,635	27,960
Deferred offering costs	-	328,700

Total Assets	$27,982,842	$5,643,320

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$549,138	$246,384
Accrued expenses and other current liabilities	574,259	306,263

Total Current Liabilities	1,123,397	552,647

Commitments and contingencies (Note 5)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
Series A Convertible Preferred Stock, 0 and 20,000,000 shares designated as of March 31, 2018 and December 31, 2017, respectively, 0 and 2,932,431 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	293
Series A-2 Convertible Preferred Stock, 0 and 5,714,286 shares designated as of March 31, 2018 and December 31, 2017, respectively, 0 and 788,827 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	79
Series B Convertible Preferred Stock, 0 and 10,000,000 shares designated as of March 31, 2018 and December 31, 2017, respectively, 0 and 918,983 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	92
Common stock, $0.0001 par value, 90,000,000 shares authorized; 9,936,771 and 2,566,530 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	994	257
Additional paid-in capital	49,549,244	24,351,138
Accumulated deficit	(22,690,793)	(19,261,186)

Total Stockholders' Equity	26,859,445	5,090,673

Total Liabilities and Stockholders' Equity	$27,982,842	$5,643,320

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Operating Expenses:
Research and development	$2,094,095	$910,841
General and administrative	1,337,649	195,951

Total Operating Expenses	3,431,744	1,106,792

Loss From Operations	(3,431,744)	(1,106,792)

Other Income:
Interest income	2,137	443

Net Loss	$(3,429,607)	$(1,106,349)

Net Loss Per Share
- Basic and Diluted	$(0.45)	$(0.49)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	7,561,915	2,266,667

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(3,429,607)	$(1,106,349)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,325	6,992
Stock-based compensation	650,576	3,337
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(320,989)	(14,979)
Accounts payable	302,754	333,555
Accrued expenses and other current liabilities	400,996	(91,435)

Net Cash Used In Operating Activities	(2,390,945)	(868,879)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(12,242)

Net Cash Used In Investing Activities	-	(12,242)

Cash Flows From Financing Activities
Proceeds from sale of common stock in initial public offering [1]	25,089,000	-
Payment of initial public offering issuance costs.	(345,497)	-

Net Cash Provided By Financing Activities	24,743,503	-

Net Increase (Decrease) in Cash	22,352,558	(881,121)

Cash - Beginning of Period	5,249,511	3,387,288

Cash - End of Period	$27,602,069	$2,506,167

[1] Includes gross proceeds of $27,300,000, less issuance costs of $2,211,000 deducted directly from the offering proceeds.

Supplemental Disclosure of Non-Cash Financing Activities
Conversion of convertible preferred stock into common stock	$464	$-
Reversal of previously accrued initial public offering issuance costs	$(133,000)	$-
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$(195,700)	$-

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia. Inc. (“Eyenovia” or the “Company”) is a clinical stage biopharmaceutical company developing a pipeline of ophthalmology products utilizing its patented piezo-print technology to deliver micro-doses (6–8 µL) of active pharmaceutical ingredients (or “micro-therapeutics”) topically to the eye. This disruptive micro-dosing technology has the potential to replace traditional macro-dosing applications (e.g. conventional eye droppers) that routinely overdose or under-dose the topical administration of ophthalmic therapeutics.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2018 and for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 2, 2018.

Effective January 8, 2018, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-3.75 reverse split of the Company’s issued and outstanding common stock and preferred stock (the “Reverse Split”). The number of authorized shares was unchanged as a result of the Reverse Split. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated.

Note 2 – Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in Note 2 – Summary of Significant Accounting Policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Financial Condition

The Company incurred net losses of $3,429,607 and $1,106,348 for the three months ended March 31, 2018 and 2017, respectively. At March 31, 2018, the Company’s working capital and accumulated deficit were $26,836,810 and $22,690,793, respectively. The Company has not yet generated revenues or achieved profitability and it is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. On January 29, 2018, the Company raised aggregate net proceeds of approximately $24.5 million in connection with its initial public offering (“IPO”). See Note 7 – Stockholders’ Equity – Initial Public Offering for additional details.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Thereafter, the Company may need to raise further capital, through the sale of additional equity or debt securities, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of March 31, 2018 and December 31, 2017, the Company had no cash equivalents.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Cash - Continued

The Company has cash deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. For the three months ended March 31, 2018 and December 31, 2017, the Company had cash balances in excess of FDIC insurance limits of $27,352,069 and $4,999,511, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	March 31,
	2018	2017
	(unaudited)	(unaudited)
Options	1,684,416	786,667
Warrants	61,875	-
Series A Convertible Preferred Stock	-	3,232,294
Series A-2 Convertible Preferred Stock	-	788,827
Total potentially dilutive shares	1,746,291	4,807,788

Recently Adopted Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending after December 15, 2017 for share-based payment awards modified on or after the adoption date. This standard was adopted on January 1, 2018 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Prepaid Expenses and Other Current Assets

As of March 31, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2018	2017
	(unaudited)
Prepaid research and development expenses	$34,500	$28,932
Prepaid patent expenses	14,288	7,833
Prepaid insurance expenses	309,350	384
Total prepaid expenses and other current assets	$358,138	$37,149

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Accrued Expenses and Other Current Liabilities

As of March 31, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2018	2017
	(unaudited)
Accrued research and development expenses	$297,913	$120,455
Accrued legal expenses	54,249	-
Accrued payroll expenses	96,994	-
Accrued professional services	89,892	41,831
Accrued offering costs		133,000
Other	35,211	10,977
Total accrued expenses and other current liabilities	$574,259	$306,263

Note 5 – Commitments and Contingencies

See Note 6 – Related Party Transactions for details of a lease agreement with a related party.

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

The Company, its Chief Executive Officer and members of its Board of Directors are named as defendants in a legal proceeding filed in the United States District Court for the District of New Jersey on September 2, 2014 that has not yet been fully resolved in connection with the Company’s Asset Purchase Agreement with Corinthian Ophthalmic, Inc. (“Corinthian”). A shareholder of Corinthian, alleging a fraudulent transfer, is seeking to recover the purchase price of its Corinthian shares and other damages in aggregate amount of approximately $1.1 million. The parties are not close to agreement on a settlement, and although further discussions may occur, the parties are prepared to proceed to trial. The court conducted a pretrial conference on January 22, 2018 and entered a final pretrial order on January 23, 2018. The order provided, among other things, for a final pretrial conference to be conducted on August 15, 2018 to address objections to expert witnesses’ opinions and testimony, with objections to be submitted by July 18, 2018 and responses by August 1, 2018. Trial briefs, requests for jury instructions, and proposed voir dire questions are due on August 30, 2018. The trial is scheduled for September 10, 2018. The Company is indemnified by Corinthian and Corinthian’s applicable insurance policy provides coverage of $10 million, such that the Company does not expect to incur a material loss as a result of this litigation and, as a result, did not record a loss contingency as of March 31, 2018 or December 31, 2017, respectively.

Note 6 – Related Party Transactions

The Company’s Chief Executive Officer as well as a member of its Board of Directors are both partners in Private Medical Equity, Inc. (“PME”). The Company and PME were parties to a consulting agreement dated November 4, 2014 that provides for the payment of $33,200 per month to PME in consulting fees for general management and strategy services. Any time spent by PME in excess of the specified amount is billed separately. During the three months ended March 31, 2018 and 2017, the Company incurred $0 and $141,000 respectively, related to the agreement, of which, $0 and $75,756, respectively, was included within research and development expenses and $0 and $65,424, respectively, was included within general and administrative expenses on the condensed statements of operations. On August 1, 2017, the agreement was terminated and the Company’s Chief Executive Officer was employed full time by the Company. The Board member now bills the Company through a separate consulting agreement dated July 6, 2017 that is discussed below.

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. During the three months ended March 31, 2018, the Company incurred $57,576 related to the agreement which was included within general and administrative expenses on the condensed statement of operations.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Related Party Transactions - Continued

Since July 2016, the Company pays $3,000 per month to a company controlled by a member of its Board of Directors for office space in New York, New York for its Chief Executive Officer. During the three months ended March 31, 2018 and 2017, the Company recorded rent expense of $9,000 related to the office space which was included within general and administrative expenses on the condensed statement of operations.

The Company’s Vice President of Research and Development (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The monthly base rent is $3,895 per month over the term of the lease and the security deposit is $3,895. The lease expires on September 14, 2018 and is subject to an extension at the option of the Company at a fixed rental rate for an additional 2-year period. The Company’s rent expense amounted to $11,685 for the three months ended March 31, 2018 and 2017.

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three months ended March 31, 2018 and 2017, the Company recognized research and development expense of $232,012 and $186,743, respectively, related to services provided by such vendor. The Company had a liability of $128,067 and $94,998 to the vendor and a liability of $12,477 and $9,906 related to expenses incurred by the VP of R&D as of March 31, 2018 and December 31, 2017, respectively.

The Company recognized $41,250 and $0 of compensation expense related to the VP of R&D’s salary during the three months ended March 31, 2018 and 2017, respectively.

During 2015, the Company entered into a license agreement with Senju Pharmaceutical Co., Lt. (“Senju”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its micro-dose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the micro-dose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties for the term of the license agreement. The agreement shall continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of a micro-dose product candidate in Asia; or (ii) the expiration of the licensed patents. As of the date of this filing, there had been no commercial sales of a micro-dose product candidate in Asia, such that no royalties had been earned. Senju is owned by the family of a member of the Company’s Board of Directors and both beneficially own greater than 5% of the Company’s common stock.

Note 7 – Stockholders’ Equity

Reverse Stock Split

Effective January 8, 2018, pursuant to authority granted by the stockholders of the Company, the Company implemented a 1-for-3.75 Reverse Split of the Company’s issued and outstanding common stock and preferred stock. The number of authorized shares was unchanged as a result of the Reverse Split. All share and per share information has been retroactively adjusted to reflect the Reverse Split for all periods presented, unless otherwise indicated.

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

Equity Incentive Plans

On January 5, 2018, the Company’s Board of Directors and shareholders approved an amendment to the Company’s 2014 Equity Incentive Plan (“2014 Plan”) to increase the number of shares of common stock authorized under the 2014 Plan from 1,733,333 shares to 1,866,667 shares.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Stockholders’ Equity - Continued

Equity Incentive Plans – Continued

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

Initial Public Offering

On January 29, 2018, the Company consummated its IPO of 2,730,000 shares of its common stock at an offering price of $10.00 per share, generating $27.3 million and $24.5 million in gross and net proceeds, respectively. Underwriting discounts, commissions and other offering expenses were approximately $2.8 million, which were recorded as a reduction of additional paid-in capital.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options of $650,576 and $3,337 during the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $2,051,922 of unrecognized stock-based compensation expense, of which, $1,231,336 related to non-employee grants, which will be recognized over a weighted average period of 2.2 years.

Note 8 – Subsequent Events

Stock Option Grants

On April 16, 2018, the Compensation Committee of the Board of Directors approved the grant of ten-year stock options to purchase 175,668 shares of common stock to Company employees and consultants under the 2014 Plan. The stock options will vest monthly over 36 months and have an exercise price of $8.72 per share, which represents the closing stock price on the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”).

Forward Looking Statements

This report contains “forward-looking statements.” Specifically, all statements other than statements of historical facts included in this report regarding our financial position, business strategy and plans and objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management at the time these statements were made, as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “continue” “intend,” and “plan” and words or phrases of similar import, as they relate to our financial position, business strategy and plans, or objectives of management, are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our most recent Annual report on Form 10-K filed with the SEC. Furthermore, such forward-looking statements speak only as of the date of our Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Historically, we have financed our operations principally through private placements of preferred stock as well as our initial public offering that closed in January 2018. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe we will have sufficient cash to meet our projected operating requirements for at least the next twelve months. Thereafter, the Company will need to raise further capital, through the sale of additional equity or debt securities, to support its future operations. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs.

Our net losses were $3.4 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, we had an accumulated deficit of $22.7 million.

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

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our micro-therapeutics and consist primarily of contract service expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

•	direct clinical and non-clinical expenses, which include expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and costs associated with preclinical activities, development activities and regulatory activities;

•	personnel-related expenses, which include expenses related to consulting agreements with individuals that have since entered into employment agreements with us as well as salaries and other compensation of employees that is attributable to research and development activities; and

•	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, marketing, insurance and other supplies used in research and development activities.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, as well as non-cash stock-based compensation expense. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements. In addition, director and officer insurance premiums and investor relations costs associated with being a public company are expected to increase in future periods.

Results of Operations

Three Months Ended March 31, 2018 Compared with Three Months Ended March 31, 2017

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2018 totaled $2.1 million, an increase of $1.2 million, or 130%, as compared to $0.9 million recorded for the three months ended March 31, 2017. Research and development expenses consisted of the following:

	For the Three Months Ended
	March 31,
	2018	2017
Direct clinical and non-clinical expenses	$1,066,278	$779,937
Personnel-related expenses	421,215	112,800
Non-cash stock-based compensation expenses	304,920	-
Facilities and other expenses	301,682	18,104
Total research and development expenses	$2,094,095	$910,841

The increase in facilities and other expenses and personnel-related expenses is primarily due to an increase in supplies and headcount as we expanded our research and development activities for our micro-therapeutic products. The increase in non-cash stock-based compensation expense as compared to the 2017 period was due to additional stock options that were granted in July 2017.

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2018 totaled $1.3 million, an increase of $1.1 million, or 575%, as compared to $0.2 million recorded for the three months ended March 31, 2017. The increase was primarily attributable to an increase in professional fees of $0.4 million, non-cash stock-based compensation costs of $0.4 million, and expenses related to payroll and contracted services of $0.2 million as compared to 2017. This increase was largely due to increased headcount associated with the growth of our business as well as costs related to being a public company.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. At March 31, 2018, our accumulated deficit since inception was $22.7 million. In January 2018, we raised aggregate net proceeds of $24.5 million in connection with our initial public offering.

At March 31, 2018, we had total current assets of $28.0 million and current liabilities of $1.0 million, resulting in working capital of $27.0 million. At March 31, 2018, we had total assets of $28.0 million and total liabilities of $1.1 million, resulting in stockholders’ equity of $27.0 million.

At March 31, 2018 and December 31, 2017, we had no debt outstanding.

At March 31, 2018, we had a cash balance of $27.6 million. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we will likely need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the three months ended March 31, 2018 and 2017, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2018 was $2.4 million, which includes cash used to fund a net loss of $3.4 million, reduced by $0.7 of non-cash stock compensation and depreciation expenses. This was partially offset by $0.4 million of cash provided by changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2017 was $0.9 million, which includes cash used to fund a net loss of $1.1 million, partially offset by $0.2 million of cash provided by changes in operating assets and liabilities.

There were no cash flows from investing activities for the three months ended March 31, 2018. Cash used in investing activities was approximately $12,000 for the three months ended March 31, 2017, which was attributable to purchases of property and equipment.

Cash provided by financing activities for the three months ended March 31, 2018 totaled $24.7 million, which was primarily attributable to $25.1 million of proceeds from the sale of common stock in our initial public offering, reduced by issuance costs related to our initial public offering of $0.4 million. There were no cash flows from financing activities for the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

For a description of our critical accounting policies, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recently Adopted Accounting Pronouncements

For a description of recently adopted accounting pronouncements, including adoption dates and estimated effects, if any, on our consolidated financial statements, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies such as us are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Annual Report on Form 10-K did not include a report of management’s assessment regarding internal control over financial reporting as of December 31, 2017 or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies and emerging growth companies, as applicable. However, the following material weaknesses in our internal control over financial reporting were identified as of December 31, 2017 in the normal course and continued to exist as of March 31, 2018:

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

Changes in Internal Control over Financial Reporting

Our internal control over financial reporting did not change during the three months ended March 31, 2018.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we might become involved in legal or regulatory proceedings arising in the ordinary course of our business.  The section titled “Legal Proceedings” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018, includes a discussion of our current material legal proceedings. There have been no material developments to the matters described in those disclosures as of the date of this filing.

Item 1A. Risk Factors.

Smaller reporting companies such as us are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities Offering

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	–	–	–	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	Filed herewith

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	–	–	–	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of March 31, 2018 and December 31, 2017; (ii) Statements of Operations for the Three Months Ended March 31, 2018 and 2017; (iii) Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and (iv) Notes to Financial Statements	–	–	–	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

May 9, 2018	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)

