Form 10-Q
period 2018-06-30
EYENOVIA, INC.
filed 2018-08-14
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The number of outstanding shares of the registrant’s common stock was 9,998,646 as of August 10, 2018.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)

Assets

Current Assets:
Cash	$24,561,711	$5,249,511
Prepaid expenses and other current assets	243,457	37,149

Total Current Assets	24,805,168	5,286,660

Property and equipment, net	16,477	27,960
Deferred offering costs	-	328,700

Total Assets	$24,821,645	$5,643,320

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$723,006	$246,384
Accrued expenses and other current liabilities	556,745	306,263

Total Current Liabilities	1,279,751	552,647

Commitments and contingencies (Note 5)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
Series A Convertible Preferred Stock, 0 and 20,000,000 shares designated as of June 30, 2018 and December 31, 2017, respectively, 0 and 2,932,431 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	293
Series A-2 Convertible Preferred Stock, 0 and 5,714,286 shares designated as of June 30, 2018 and December 31, 2017, respectively, 0 and 788,827 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	79
Series B Convertible Preferred Stock, 0 and 10,000,000 shares designated as of June 30, 2018 and December 31, 2017, respectively, 0 and 918,983 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	92
Common stock, $0.0001 par value, 90,000,000 shares authorized; 9,998,646 and 2,566,530 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	1,000	257
Additional paid-in capital	49,550,750	24,351,138
Accumulated deficit	(26,009,856)	(19,261,186)

Total Stockholders’ Equity	23,541,894	5,090,673

Total Liabilities and Stockholders’ Equity	$24,821,645	$5,643,320

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Operating Expenses:
Research and development	$2,412,164	$751,930	$4,506,259	$1,662,771
General and administrative	908,806	224,949	2,246,455	420,900

Total Operating Expenses	3,320,970	976,879	6,752,714	2,083,671

Loss From Operations	(3,320,970)	(976,879)	(6,752,714)	(2,083,671)

Other Income:
Interest income	1,907	288	4,044	731

Net Loss	$(3,319,063)	$(976,591)	$(6,748,670)	$(2,082,940)

Net Loss Per Share
- Basic and Diluted	$(0.33)	$(0.43)	$(0.77)	$(0.92)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	9,998,646	2,266,667	8,807,864	2,266,667

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(6,748,670)	$(2,082,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,483	13,148
Stock-based compensation	652,088	6,390
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(206,308)	(15,777)
Accounts payable	476,622	228,669
Accrued expenses and other current liabilities	383,482	(62,762)

Net Cash Used In Operating Activities	(5,431,303)	(1,913,272)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(10,234)

Net Cash Used In Investing Activities	-	(10,234)

Cash Flows From Financing Activities
Proceeds from sale of common stock in initial public offering [1]	25,089,000	-
Payment of initial public offering issuance costs	(345,497)	-

Net Cash Provided By Financing Activities	24,743,503	-

Net Increase (Decrease) in Cash	19,312,200	(1,923,506)

Cash - Beginning of Period	5,249,511	3,387,288

Cash - End of Period	$24,561,711	$1,463,782

[1] Includes gross proceeds of $27,300,000, less issuance costs of $2,211,000 deducted directly from the offering proceeds.

Supplemental Disclosure of Non-Cash Financing Activities
Conversion of convertible preferred stock into common stock	$464	$-
Reversal of previously accrued initial public offering issuance costs	$(133,000)	$-
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$(195,700)	$-

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 2, 2018.

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

Liquidity and Financial Condition

The Company has not yet generated revenues or achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. On January 29, 2018, the Company raised aggregate net proceeds of approximately $24.5 million in connection with its initial public offering (“IPO”). See Note 7 – Stockholders’ Equity – Initial Public Offering for additional details.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Cash

The Company considers all highly liquid investments with an original maturity of six months or less to be cash equivalents in the financial statements. As of June 30, 2018 and December 31, 2017, the Company had no cash equivalents.

The Company has cash deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of June 30, 2018 and December 31, 2017, the Company had cash balances in excess of FDIC insurance limits of $24,311,711 and $4,999,511, respectively.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	June 30,
	2018	2017
	(unaudited)	(unaudited)
Options	1,860,084	786,667
Warrants	61,875	-
Series A Convertible Preferred Stock	-	3,232,294
Series A-2 Convertible Preferred Stock	-	788,827
Total potentially dilutive shares	1,921,959	4,807,788

Recently Adopted Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09, “Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting” (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending after December 15, 2017 for share-based payment awards modified on or after the adoption date. The Company adopted this standard on January 1, 2018 and its adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718),” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees”. The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers”. The Company is currently evaluating ASU 2018-07 and its impact on its financial position, results of operations and cash flows.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Prepaid Expenses and Other Current Assets

As of June 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2018	2017
	(unaudited)
Prepaid insurance expenses	$221,573	$384
Prepaid patent expenses	21,884	7,833
Prepaid research and development expenses	-	28,932
Total prepaid expenses and other current assets	$243,457	$37,149

Note 4 – Accrued Expenses and Other Current Liabilities

As of June 30, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2018	2017
	(unaudited)
Accrued bonus expenses	$175,000	$-
Accrued payroll expenses	115,049	-
Accrued research and development expenses	136,068	120,455
Credit card payable	58,700	9,843
Accrued legal expenses	19,238	-
Accrued rent expenses	18,000	-
Accrued professional services	21,823	41,831
Accrued offering costs	-	133,000
Other	12,866	1,134
Total accrued expenses and other current liabilities	$556,745	$306,263

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

The Company, its Chief Executive Officer and members of its Board of Directors are named as defendants in a legal proceeding filed in the United States District Court for the District of New Jersey on September 2, 2014 that has not yet been fully resolved in connection with the Company’s Asset Purchase Agreement with Corinthian Ophthalmic, Inc. (“Corinthian”). A shareholder of Corinthian, alleging a fraudulent transfer, is seeking to recover the purchase price of its Corinthian shares and other damages in aggregate amount of approximately $1.1 million. The parties are not close to agreement on a settlement, and although further discussions may occur, the parties are prepared to proceed to trial. The court conducted a pretrial conference on January 22, 2018 and entered a final pretrial order on January 23, 2018. The order provided, among other things, for a final pretrial conference to be conducted on August 15, 2018 to address objections to expert witnesses’ opinions and testimony, with objections to be submitted by July 18, 2018 and responses by August 1, 2018. Trial briefs, requests for jury instructions, and proposed voir dire questions are due on August 30, 2018. The trial is scheduled for September 20, 2018. The Company is indemnified by Corinthian and Corinthian’s applicable insurance policy provides coverage of $10 million, such that the Company does not expect to incur a material loss as a result of this litigation and, as a result, did not record a loss contingency as of June 30, 2018 or December 31, 2017, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Related Party Transactions

Consulting Agreements

The Company’s Chief Executive Officer as well as a member of its Board of Directors are both partners in Private Medical Equity, Inc. (“PME”). The Company and PME were parties to a consulting agreement dated November 4, 2014 that provides for the payment of $33,200 per month to PME in consulting fees for general management and strategy services. Any time spent by PME in excess of the specified amount is billed separately. During the three and six months ended June 30, 2018, the Company incurred $0 related to the agreement. During the three and six months ended June 30, 2017, the Company incurred $141,000 and $282,000, respectively, related to the agreement, of which, $75,576 and $151,152, respectively, was included within research and development expenses and $65,424 and $130,848, respectively, was included within general and administrative expenses on the condensed statements of operations. On August 1, 2017, the agreement was terminated and the Company’s Chief Executive Officer was employed full time by the Company. The Board member now bills the Company through a separate consulting agreement dated July 6, 2017 that is discussed below.

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. During the three and six months ended June 30, 2018, the Company incurred $34,884 and $92,460, respectively, related to the agreement which was included within general and administrative expenses on the condensed statement of operations.

Lease Agreements

Since July 2016, the Company pays $3,000 per month to a company controlled by a member of its Board of Directors for office space in New York, New York for its Chief Executive Officer. During the three and six months ended June 30, 2018 and 2017, the Company recorded rent expense of $9,000 and $18,000, respectively, related to the office space which was included within general and administrative expenses on the condensed statements of operations.

The Company’s Vice President of Research and Development (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The monthly base rent is $3,895 per month over the term of the lease and the security deposit is $3,895. The lease expires on September 14, 2018 and is subject to an extension at the option of the Company at a fixed rental rate for an additional 2-year period. The Company’s rent expense amounted to $11,685 and $23,370, respectively, for the three and six months ended June 30, 2018 and 2017.

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three and six months ended June 30, 2018, the Company recognized research and development expense of $196,432 and $428,443, respectively, related to services provided by such vendor. During the three and six months ended June 30, 2017, the Company recognized research and development expense of $373,382 and $560,125, respectively, related to services provided by such vendor. The Company had a liability of $155,071 and $94,998 to the vendor and a liability of $68 and $9,906 related to expenses incurred by the VP of R&D as of June 30, 2018 and December 31, 2017, respectively.

The Company recognized $41,250 and $82,500, respectively, of compensation expense related to the VP of R&D’s salary during the three and six months ended June 30, 2018. The Company recognized $0 of compensation expense during the three and six months ended June 30, 2017.

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

Equity Incentive Plans

On January 5, 2018, the Company’s Board of Directors and stockholders approved an amendment to the Company’s 2014 Equity Incentive Plan (“2014 Plan”) to increase the number of shares of common stock authorized under the 2014 Plan from 1,733,333 shares to 1,866,667 shares.

On March 6, 2018, the Company’s Board of Directors adopted the 2018 Omnibus Stock Incentive Plan (“2018 Plan”), subject to stockholder approval. The 2018 Plan provides for the issuance of incentive stock options, nonstatutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants of the Company and its affiliates. The 2018 Plan was approved by Company stockholders at its annual meeting of stockholders on June 11, 2018. The 2018 Plan terminates on June 11, 2028. The 2018 Plan requires the exercise price of stock options to be greater than or equal to the fair value of the Company’s common stock on the date of grant. There are 750,000 shares of common stock authorized under the 2018 Plan.

Conversion of Preferred Stock

Immediately prior to the closing of the IPO on January 29, 2018, all outstanding shares of preferred stock were automatically converted into an aggregate of 4,702,116 shares of the Company’s common stock.

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

Stock Options

On April 16, 2018, the Compensation Committee of the Board of Directors approved the grant of ten-year stock options to purchase 175,668 shares of common stock to Company employees and consultants under the 2014 Plan. The stock options will vest in equal monthly increments over 36 months beginning on the one-month anniversary of the date of grant and have an exercise price of $8.72 per share, which represents the closing stock price on the date of grant. The stock options had a grant date fair value of $1,412,700, which will be recognized over the vesting period.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

Stock Options – Continued

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

For the Three and Six Months Ended
June 30, 2018
Expected term (years)	5.82 - 10.00
Risk free interest rate	2.69% - 2.83%
Expected volatility	140%
Expected dividends	0.00%

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term used for options issued to non-employees is usually the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company does not currently have a trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The weighted average estimated grant date fair value of the stock options granted for the three and six months ended June 30, 2018 was approximately $8.72 per share. There were no stock options granted during the three and six months ended June 30, 2017.

The Company recorded stock-based compensation expense related to stock options of $652,088 and $6,390 during the six months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 and 2017, the Company recorded stock-based compensation expense related to stock options of $1,512 (which includes a credit associated with the mark-to-market of non-employee options) and $3,094, respectively. As of June 30, 2018, there was $3,087,133 of unrecognized stock-based compensation expense, of which, $1,231,336 related to non-employee grants, which will be recognized over a weighted average period of 2.3 years.

A summary of the option activity during the six months ended June 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2018	1,684,416	$1.68
Granted	175,668	8.72
Forfeited	-	-
Outstanding June 30, 2018	1,860,084	$2.35	8.1	$7,780,706

Exercisable June 30, 2018	1,116,438	$1.48	7.3	$5,318,423

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

Stock Options – Continued

The following table presents information related to stock options as of June 30, 2018:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	760,001	6.7	760,001
$1.95	897,747	9.0	335,427
$5.25	26,668	8.3	11,250
$8.72	175,668	9.8	9,760
	1,860,084	7.3	1,116,438

Note 8 – Subsequent Events

Stock Options

Subsequent to June 30, 2018, the Company granted ten-year stock options to purchase an aggregate of 371,499 shares of common stock to its employees and directors under the 2018 Plan. Of the 371,499 shares, (i) 289,174 vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months, (ii) 60,000 vest monthly over 36 months beginning on the one-month anniversary of the date of grant, and (iii) 22,325 vest on the earlier of the one-year anniversary of the date of grant and the 2019 annual stockholders meeting date. The stock options have exercise prices ranging from $6.20 per share to $6.30 per share, which represents the Company’s closing stock price on the date of grant.

Restricted Stock Units

Subsequent to June 30, 2018, the Company granted an aggregate of 20,165 restricted stock units to its directors under the 2018 Plan which vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2019 annual stockholders meeting.

Lease Agreement

On August 8, 2018, the Company entered into a lease agreement to lease approximately 3,800 square feet of office space in New York, New York. The monthly base rent ranges from $19,633 to $22,486 per month over the term of the lease for a total base rent lease commitment of approximately $1,290,000. The security deposit is approximately $118,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of June 30, 2018 and for the three and six months ended June 30, 2018 and 2017 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”).

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

Overview

We are a clinical stage biopharmaceutical company developing a pipeline of ophthalmology products utilizing our patented piezo-print technology to deliver micro-doses (6–8 µL) of active pharmaceutical ingredients, or micro-therapeutics, topically to the eye. This micro-dosing technology has the potential to replace traditional macro-dosing applications (e.g. conventional eye droppers) that routinely overdose or under-dose when used in the topical administration of ophthalmic therapeutics. We believe our micro-therapeutic product candidates may be able to achieve similar pharmacologic effects as traditional macro-dosing applications while reducing the adverse effects associated with these techniques. We have received written FDA feedback indicating that we can proceed to Phase III clinical trials for two of our lead programs: MicroProst, a novel micro-therapeutic latanoprost formulation for Chronic Angle Closure Glaucoma (CACG), an indication with no FDA-approved drug treatments; and MicroStat, a fixed combination of micro-therapeutic phenylephrine-tropicamide formulation for mydriasis, also known as pupil dilation for use in eye exams. MicroTears, our OTC product candidate for dry eye, will not require Phase III clinical trials, and we plan to proceed with registration activities.

We have completed two Phase II clinical trials, treating more than 110 subjects, with results published in peer-reviewed literature. Applying multiple front-of-the-eye (the area in front of the lens) formulations in subjects for mydriasis, our piezo-print technology delivered microliter precision at the volume of the eye’s natural tear film capacity of 6–8 µL, which reduced ocular and systemic drug and preservative exposure when compared to eye drops, resulting in comparable efficacy with fewer side effects. We believe that these clinical trials support our advancement into late stage clinical trials utilizing the 505(b)(2) pathway. We intend to use this pathway for future clinical trials in new indications with significant unmet needs. We plan to commence Phase III clinical trials for MicroProst (in the first half of 2019) and MicroStat (in the second half of 2018), pending IND submission and FDA feedback.

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

Our net losses were $3.3 million and $6.7 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, we had working capital and an accumulated deficit of $23.6 million and $26.0 million, respectively.

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

Results of Operations

Three Months Ended June 30, 2018 Compared with Three Months Ended June 30, 2017

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018 totaled $2.4 million, an increase of $1.7 million, or 221%, as compared to $0.8 million recorded for the three months ended June 30, 2017. Research and development expenses consisted of the following:

	For the Three Months Ended
	June 30,
	2018	2017
Direct clinical and non-clinical expenses	$1,123,115	$708,711
Personnel-related expenses	629,776	17,130
Non-cash stock-based compensation expenses	11,369	3,094
Facilities and other expenses	647,904	22,995
Total research and development expenses	$2,412,164	$751,930

The increase in direct clinical and non-clinical expenses, facilities and other expenses and personnel-related expenses is primarily due to an increase in contracted services, supplies and the hiring of twelve additional employees as we expanded our research and development activities for our micro-therapeutic products. For the three months ended June 30, 2018, personnel-related expenses include approximately $0.1 million of estimated expenses in connection with year-end 2018 executive bonuses that have yet to have been paid. The increase in non-cash stock-based compensation expense as compared to the 2017 period was due to an additional 581,532 and 81,500 stock options that were granted in July 2017 and April 2018, respectively.

General and Administrative Expenses

General and administrative expense for the three months ended June 30, 2018 totaled $0.9 million, an increase of $0.7 million, or 304%, as compared to $0.2 million recorded for the three months ended June 30, 2017. This increase was primarily attributable to an increase in expenses related to payroll and contracted services of $0.3 million (including approximately $0.1 million of estimated expenses in connection with year-end 2018 executive bonuses that have yet to have been paid), professional fees of $0.2 million and insurance expense of $0.1 million. It also was largely due to the hiring of an additional 4 employees associated with the growth of our business as well as costs related to being a public company.

Six Months Ended June 30, 2018 Compared with Six Months Ended June 30, 2017

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2018 totaled $4.5 million, an increase of $2.8 million, or 171%, as compared to $1.7 million recorded for the six months ended June 30, 2017. Research and development expenses consisted of the following:

	For the Six Months Ended
	June 30,
	2018	2017
Direct clinical and non-clinical expenses	$2,189,391	$1,590,947
Personnel-related expenses	1,050,992	17,130
Non-cash stock-based compensation expenses	316,290	6,431
Facilities and other expenses	949,586	48,264
Total research and development expenses	$4,506,259	$1,662,771

The increase in direct clinical and non-clinical expenses, facilities and other expenses and personnel-related expenses is primarily due to an increase in contracted services, supplies and the hiring of twelve additional employees as we expanded our research and development activities for our micro-therapeutic products. For six months ended June 30, 2018, personnel-related expenses include approximately $0.1 million of estimated expenses in connection with year-end 2018 executive bonuses that have yet to have been paid. The increase in non-cash stock-based compensation expense as compared to the 2017 period was due to an additional 581,532 and 81,500 stock options that were granted in July 2017 and April 2018, respectively.

General and Administrative Expenses

General and administrative expense for the six months ended June 30, 2018 totaled $2.2 million, an increase of $1.8 million, or 434%, as compared to $0.4 million recorded for the six months ended June 30, 2017. This increase was primarily attributable to an increase in professional fees of $0.7 million, non-cash stock-based compensation costs of $0.3 million, and expenses related to payroll and contracted services of $0.6 million (including approximately $0.1 million of estimated expenses in connection with year-end 2018 executive bonuses that have yet to have been paid), as compared to 2017. It also was largely due to the hiring of an additional 4 employees associated with the growth of our business as well as costs related to being a public company.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. At June 30, 2018, our accumulated deficit since inception was $26.0 million. In January 2018, we raised aggregate net proceeds of $24.7 million in connection with our initial public offering.

At June 30, 2018, we had total current assets of $24.8 million and current liabilities of $1.3 million, resulting in working capital of $23.5 million. At June 30, 2018, we had total assets of $24.8 million and total liabilities of $1.3 million, resulting in stockholders’ equity of $23.5 million.

At June 30, 2018 and December 31, 2017, we had no debt outstanding.

At June 30, 2018, we had a cash balance of $24.6 million. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we will likely need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the six months ended June 30, 2018 and 2017, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2018 was $5.4 million, which includes cash used to fund a net loss of $6.7 million, reduced by $0.7 of non-cash stock compensation, partially offset by $0.6 million of cash provided by changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2017 was $1.9 million, which includes cash used to fund a net loss of $2.1 million, partially offset by $0.1 million of cash provided by changes in operating assets and liabilities.

There were no cash flows from investing activities for the six months ended June 30, 2018. Cash used in investing activities was approximately $10,000 for the six months ended June 31, 2017, which was attributable to purchases of property and equipment.

Cash provided by financing activities for the six months ended June 30, 2018 totaled $24.7 million, which was primarily attributable to $25.1 million of proceeds from the sale of common stock in our initial public offering, reduced by issuance costs related to our initial public offering of $0.4 million. There were no cash flows from financing activities for the six months ended June 30, 2017.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on the foregoing evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure, due to the material weaknesses described below.

Our Annual Report on Form 10-K did not include a report of management’s assessment regarding internal control over financial reporting as of December 31, 2017 or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies and emerging growth companies, as applicable. However, the following material weaknesses in our internal control over financial reporting were identified as of December 31, 2017 in the normal course and continued to exist as of June 30, 2018:

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

Remediation

We intend to address the weaknesses identified above by, among other things, (a) increasing the oversight and review procedures of the Board of Directors and its Audit Committee with regard to financial reporting, financial processes and procedures and internal control procedures and (b) hiring additional finance and accounting personnel, including a Chief Financial Officer (hired December 2017), who will assist in the process of remediating the weaknesses identified above. In April 2018, the Board of Directors also adopted a related party transaction policy. In July 2018, we implemented an enhanced chart of accounts designed to facilitate the timely and accurate financial reporting of research and development expenses. Our management believes that the controls implemented to-date are sufficient to address weaknesses (2), (3) and (4) above. However, no assurances that our remediation is effective can be made until remedial controls are implemented and operate for a period of time. We expect to have all the material weaknesses identified in this Item 4 remediated before the end of the year.

Changes in Internal Control over Financial Reporting

Except as disclosed above, our internal control over financial reporting did not change during the three months ended June 30, 2018.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation of Eyenovia, Inc.	8-K	--	3.1	January 29, 2018

3.1.1	Certificate of Amendment of Third Amended and Restated Certificate of Incorporation of Eyenovia, Inc.	8-K	--	3.1.1	June 14, 2018

10.13	Eyenovia, Inc. 2018 Omnibus Stock Incentive Plan	8-K	--	10.13	June 14, 2018

10.14	Form of Notice of Stock Option Grant and Award Agreement	8-K	--	10.14	June 14, 2018

10.15	Form of Restricted Stock Award Agreement	8-K	--	10.15	June 14, 2018

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Statements of Operations for the Six Months Ended June 30, 2018 and 2017; (iii) Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (iv) Notes to Financial Statements	--	--	--	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

August 14, 2018	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)

