Form 10-Q
period 2018-09-30
EYENOVIA, INC.
filed 2018-11-13
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

COMMISSION FILE NUMBER: 001-38365

EYENOVIA, INC.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	47-1178401
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

295 MADISON AVENUE, SUITE 2400 NEW YORK, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 289-1117

501 FIFTH AVENUE, SUITE 1404

NEW YORK, NY
(Former Name, Former Address and Formal Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of outstanding shares of the registrant’s common stock was 10,088,996 as of November 8, 2018.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)

Assets
Current Assets:
Cash	$21,044,135	$5,249,511
Prepaid expenses and other current assets	298,450	37,149
Total Current Assets	21,342,585	5,286,660
Property and equipment, net	11,152	27,960
Deferred offering costs	-	328,700
Security deposit	117,800	-
Total Assets	$21,471,537	$5,643,320

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$840,230	$246,384
Accrued expenses and other current liabilities	888,984	306,263
Total Current Liabilities	1,729,214	552,647
Deferred rent	2,332	-
Total Liabilities	1,731,546	552,647

Commitments and contingencies (Note 5)
Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
Series A Convertible Preferred Stock, 0 and 20,000,000 shares designated as of September 30, 2018 and December 31, 2017, respectively, 0 and 2,932,431 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	293
Series A-2 Convertible Preferred Stock, 0 and 5,714,286 shares designated as of September 30, 2018 and December 31, 2017, respectively, 0 and 788,827 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	79
Series B Convertible Preferred Stock, 0 and 10,000,000 shares designated as of September 30, 2018 and December 31, 2017, respectively, 0 and 918,983 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	92
Common stock, $0.0001 par value, 90,000,000 shares authorized; 10,088,996 and 2,566,530 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	1,009	257
Additional paid-in capital	50,070,169	24,351,138
Accumulated deficit	(30,331,187)	(19,261,186)
Total Stockholders' Equity	19,739,991	5,090,673
Total Liabilities and Stockholders' Equity	$21,471,537	$5,643,320

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Operating Expenses:
Research and development	$2,487,573	$570,422	$6,993,832	$2,233,193
General and administrative	1,832,794	314,859	4,079,249	735,759

Total Operating Expenses	4,320,367	885,281	11,073,081	2,968,952

Loss From Operations	(4,320,367)	(885,281)	(11,073,081)	(2,968,952)

Other Income (Expense):
Interest income (expense)	(964)	665	3,080	1,396

Net Loss	$(4,321,331)	$(884,616)	$(11,070,001)	$(2,967,556)

Net Loss Per Share
- Basic and Diluted	$(0.43)	$(0.10)	$(1.20)	$(0.35)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	10,030,296	8,514,906	9,219,818	8,514,906

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017

Cash Flows From Operating Activities
Net loss	$(11,070,001)	$(2,967,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,808	12,336
Stock-based compensation	1,115,034	212,411
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(261,301)	(132,506)
Accounts payable	593,846	19,601
Accrued expenses and other current liabilities	715,721	117,734
Security deposit	(117,800)	-
Deferred rent	2,332	-
Net Cash Used In Operating Activities	(9,005,361)	(2,737,980)

Cash Flows From Investing Activities
Purchases of property and equipment	-	(3,262)
Net Cash Used In Investing Activities	-	(3,262)

Cash Flows From Financing Activities
Proceeds from sale of common stock in initial public offering [1]	25,089,000	-
Proceeds from exercise of stock options	56,482	-
Proceeds from sale of warrant	-	431,574
Proceeds from advances related to Series B Convertible Preferred Stock	-	6,409,651
Payment of initial public offering issuance costs	(345,497)	(81,237)
Net Cash Provided By Financing Activities	24,799,985	6,759,988
Net Increase in Cash	15,794,624	4,018,746
Cash - Beginning of Period	5,249,511	3,387,288
Cash - End of Period	$21,044,135	$7,406,034

[1] Includes gross proceeds of $27,300,000, less issuance costs of $2,211,000 deducted directly from the offering proceeds.

Supplemental Disclosure of Non-Cash Financing Activities
Conversion of convertible preferred stock into common stock	$470	$30
Exercise of warrants on a cashless basis	$6	$-
Accrual of deferred offering costs	$-	$33,000
Reversal of previously accrued initial public offering issuance costs	$(133,000)	$-
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$(195,700)	$-

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) that are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year ending December 31, 2018 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2017 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 2, 2018.

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

Liquidity and Financial Condition

The Company has not yet generated revenues or achieved profitability and expects to continue to incur cash outflows from operations. It is expected that its research and development and general and administrative expenses will continue to increase and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. On January 29, 2018, the Company raised aggregate net proceeds of approximately $24.5 million in its initial public offering (“IPO”). See Note 7 – Stockholders’ Equity – Initial Public Offering for additional details.

The Company believes its current cash on hand is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Thereafter, the Company may need to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of September 30, 2018 and December 31, 2017, the Company had no cash equivalents.

The Company has cash deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of September 30, 2018 and December 31, 2017, the Company had cash balances in excess of FDIC insurance limits of $20,794,135 and $4,999,511, respectively.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	September 30,
	2018	2017
Options	2,225,118	1,684,409
Series A Convertible Preferred Stock	-	2,932,431
Series A-2 Convertible Preferred Stock	-	788,827
Series B Convertible Preferred Stock	-	918,949
Total potentially dilutive shares	2,225,118	6,324,616

Recent Accounting Pronouncements

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Recent Accounting Pronouncements - Continued

In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases,” (“ASU 2018-10”). The amendments in ASU 2018-10 are to address stakeholders’ questions about how to apply certain aspects of the new guidance in ASC 842. The clarifications address the rate implicit in the lease, impairment of the net investment in the lease, lessee reassessment of lease classification, lessor reassessment of lease term and purchase options, variable payments that depend on an index or rate and certain transition adjustments. The amendments in ASC Topic 842 are effective for emerging growth companies for fiscal years beginning after December 15, 2019. The Company is currently evaluating ASU 2018-10 and its impact on its financial position, results of operations and cash flows.

In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements,” (“ASU 2018-11”). The amendments in ASU 2018-11 related to transition relief on comparative reporting at adoption affect all entities with lease contracts that choose the additional transition method and separating components of a contract affect only lessors whose lease contracts qualify for the practical expedient. The amendments in ASC Topic 842 are effective for emerging growth companies for fiscal years beginning after December 15, 2019. The Company is currently evaluating ASU 2018-11 and its impact on its financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its financial position, results of operations and cash flows.

Note 3 – Prepaid Expenses and Other Current Assets

As of September 30, 2018 and December 31, 2017, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2018	2017
	(unaudited)
Prepaid research and development expenses	$103,502	$28,932
Prepaid patent expenses	16,489	7,833
Prepaid insurance expenses	132,563	384
Prepaid marketing expenses	24,000	-
Prepaid rent and security deposit	21,896	-
Total prepaid expenses and other current assets	$298,450	$37,149

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Accrued Expenses and Other Current Liabilities

As of September 30, 2018 and December 31, 2017, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2018	2017
	(unaudited)
Accrued bonus expenses	$350,000	$-
Accrued payroll expenses	132,306	-
Accrued research and development expenses	148,020	120,455
Accrued legal settlement	150,000	-
Accrued legal expenses	40,411	-
Credit card payable	40,156	9,843
Accrued rent expenses	12,469	-
Accrued professional services	6,400	41,831
Accrued offering costs	-	133,000
Other	9,222	1,134
Total accrued expenses and other current liabilities	$888,984	$306,263

Note 5 – Commitments and Contingencies

See Note 6 – Related Party Transactions for details of a lease agreement with a related party.

Operating Lease

On August 8, 2018, the Company entered into a lease agreement to lease approximately 3,800 square feet of office space in New York, New York. The monthly base rent ranges from $19,633 to $22,486 per month over the term of the lease for a total base rent lease commitment of approximately $1,290,000. The lease expires on September 30, 2023. The security deposit is approximately $118,000.

Minimum payments under this operating lease agreement are as follows:

Minimum Lease Payments
2018	$98,167
2019	238,300
2020	244,853
2021	251,586
2022	258,505
2023	198,156
$1,289,567

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Commitments and Contingencies – Continued

The Company, its Chief Executive Officer and members of its Board of Directors are named as defendants in a legal proceeding filed in the United States District Court for the District of New Jersey on September 2, 2014 in connection with the Company’s Asset Purchase Agreement with Corinthian Ophthalmic, Inc. (“Corinthian”). A shareholder of Corinthian, alleging a fraudulent transfer, is seeking to recover the purchase price of its Corinthian shares and other damages in aggregate amount of approximately $1.1 million. The court conducted a pretrial conference on January 22, 2018 and entered a final pretrial order on January 23, 2018. On October 29, 2018, the parties entered into a Settlement Agreement pursuant to which the defendants agreed to pay the Corinthian shareholder $600,000 in exchange for the release of all related claims. While the Company is indemnified by Corinthian and Corinthian's applicable insurance policy provides coverage of $10 million, in an effort to avoid the additional legal costs and other resources required with a trial, the Company agreed to contribute $150,000 of the settlement amount (the remaining $450,000 was paid by Corinthian's insurance carrier), which was accrued for as of September 30, 2018. Such settlement amount was paid subsequent to September 30, 2018.

Note 6 – Related Party Transactions

Consulting Agreements

The Company’s Chief Executive Officer and a member of its Board of Directors are partners in Private Medical Equity, Inc. (“PME”). The Company and PME were parties to a consulting agreement dated November 4, 2014 that provided for the payment of $33,200 per month to PME in consulting fees for general management and strategy services. Any time spent by PME in excess of the specified amount is billed separately. During the three and nine months ended September 30, 2017, the Company incurred approximately $47,000 and $329,000, respectively, related to the agreement, of which, $25,192 and $176,344, respectively, was included within research and development expenses and $21,808 and $152,656, respectively, was included within general and administrative expenses on the condensed statements of operations. On August 1, 2017, the agreement was terminated and the Company’s Chief Executive Officer became employed full time by the Company. The Board member now bills the Company through a separate consulting agreement dated July 6, 2017 that is discussed below.

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The Company incurred expenses of $35,018 and $25,509 for the three months ended September 30, 2018 and 2017, respectively, and $127,478 and $25,509 for the nine months ended September 30, 2018 and 2017, respectively, related to the agreement which was included within general and administrative expenses on the condensed statement of operations.

Lease Agreements

The Company paid $3,000 and $4,000 per month as of July 2016 and January 2018, respectively, to a company controlled by a member of its Board of Directors for office space in New York, New York for its Chief Executive Officer. The Company left the space on August 31, 2018. The Company’s rent expense for this space amounted to $8,000 and $9,000 for the three months ended September 30, 2018 and 2017, respectively, and $32,000 and $27,000 for the nine months ended September 30, 2018 and 2017, respectively, related to the office space, which was included within general and administrative expenses on the condensed statement of operations.

The Company’s Vice President of Research and Development (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The Company’s rent expense for this space amounted to $11,747 and $11,685 for the three months ended September 30, 2018 and 2017, respectively, and $35,117 and 35,055 for the nine months ended September 30, 2018 and 2017, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Related Party Transactions – Continued

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three and nine months ended September 30, 2018, the Company recognized research and development expense of $243,614 and $672,057, respectively, related to services provided by such vendor. During the three and nine months ended September 30, 2017, the Company recognized research and development expense of $100,721 and $660,846, respectively, related to services provided by such vendor. As of September 30, 2018 and December 31, 2017, the Company had a liability of $178,209 and $94,998, respectively, to the vendor and a liability of $0 and $9,906, respectively, related to expenses incurred by the VP of R&D.

The Company recognized $46,050 and $128,550, respectively, of compensation expense related to the VP of R&D’s salary during the three and nine months ended September 30, 2018. The Company recognized $0 of compensation expense during the three and nine months ended September 30, 2017.

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

On March 6, 2018, the Company’s Board of Directors adopted the 2018 Omnibus Stock Incentive Plan (“2018 Plan”), subject to stockholder approval. The 2018 Plan provides for the issuance of incentive stock options, nonstatutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and consultants of the Company and its affiliates. The 2018 Plan was approved by Company stockholders at its annual meeting of stockholders on June 11, 2018. The 2018 Plan terminates on June 11, 2028. The 2018 Plan requires the exercise price of stock options to be greater than or equal to the fair value of the Company’s common stock on the date of grant. There are 750,000 shares of common stock authorized under the 2018 Plan.

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

Stock Warrants

During the three months ended September 30, 2018, warrants to purchase an aggregate of 61,875 shares of common stock with an exercise price of $0.04 per share were exercised on a cashless basis, which resulted in the issued of an aggregate of 61,385 shares of common stock.

Stock-Based Compensation

The Company records stock-based compensation expense related to stock options and RSUs. For the three months ended September 30, 2018 and 2017, the Company recorded such expense of $462,945 and $206,021, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recorded such expense of $1,115,034 and $212,411, respectively. As of September 30, 2018, there was $4,451,796 of unrecognized stock-based compensation expense (of which, $644,631 related to non-employee grants, which are subject to fair value adjustments), which the Company expects to recognize over a weighted average period of 2.4 years.

Restricted Stock Units

On July 24, 2018, the Company granted an aggregate of 20,165 RSUs to its directors under the 2018 Plan. The grants vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2019 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $125,000, which will be recognized over the vesting period.

Stock Options

On April 16, 2018, the Compensation Committee of the Board of Directors approved the grant of ten-year stock options to purchase 175,668 shares of common stock to Company employees and consultants under the 2014 Plan. The stock options will vest in equal monthly increments over 36 months beginning on the one-month anniversary of the date of grant, subject to continued service to the Company, and have an exercise price of $8.72 per share, which represents the closing stock price on the date of grant. The stock options had a grant date fair value of $1,412,700, which the Company expects to recognize over the vesting period.

During the three months ended September 30, 2018, the Company granted ten-year stock options to purchase an aggregate of 393,999 shares of common stock to its employees, consultants and directors under the 2018 Plan. Of the 393,999 shares, (i) 311,674 vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months, subject to continued service to the Company, (ii) 60,000 vest monthly over 36 months beginning on the one-month anniversary of the date of grant, subject to continued service to the Company, and (iii) 22,325 vest on the earlier of the one-year anniversary of the date of grant and the date of the 2019 annual stockholders meeting, subject to continued service to the Company. The stock options have exercise prices ranging from $5.10 per share to $6.30 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date value of $2,230,000, which the Company expects to recognize over the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Expected term (years)	5.50 - 10.00	5.32 - 10.00	5.50 - 10.00	5.32 - 10.00
Risk free interest rate	2.74 - 2.95%	1.89 - 2.39%	2.69 - 2.95%	1.89 - 2.39%
Expected volatility	141%	130%	140 - 141%	130%
Expected dividends	0.00%	0.00%	0.00%	0.00%

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Stockholders’ Equity – Continued

Stock Options - Continued

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term used for options issued to non-employees is usually the contractual life and the expected term used for options issued to employees and directors is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company does not yet have a trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The weighted average estimated grant date fair value of the stock options granted for the three and nine months ended September 30, 2018 was approximately $5.66 and $6.39 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the three and nine months ended September 30, 2017 was approximately $1.84 per share.

A summary of the option activity during the nine months ended September 30, 2018 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2018	1,684,416	$1.68
Granted	569,667	6.95
Exercised	(28,965)	1.95
Forfeited	-	-
Outstanding September 30, 2018	2,225,118	$3.03	8.2	$3,913,082

Exercisable September 30, 2018	1,181,926	$1.68	7.3	$2,903,941

The following table presents information related to stock options as of September 30, 2018:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	760,001	6.5	760,001
$1.95	868,782	8.8	381,275
$5.10	6,000	-	-
$5.19	16,500	-	-
$5.25	26,668	8.0	12,917
$6.20	311,499	-	-
$6.30	60,000	9.8	3,333
$8.72	175,668	9.5	24,400
	2,225,118	7.3	1,181,926

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2018.

Forward Looking Statements

This report contains “forward-looking statements.” Specifically, all statements other than statements of historical facts included in this report, including regarding our financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements are based on the beliefs of management at the time these statements were made, as well as assumptions made by and information currently available to management. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “may,” “might,” “will,” “continue” “intend,” and “plan” and words or phrases of similar import are intended to identify forward-looking statements. These statements reflect our current view with respect to future events and are subject to risks, uncertainties and assumptions related to various factors that could cause actual results and the timing of events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included in our most recent Annual report on Form 10-K filed with the SEC. Furthermore, such forward-looking statements speak only as of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are a clinical stage biopharmaceutical company developing a pipeline of ophthalmology products utilizing our patented piezo-print technology, which we recently branded the Optejet™, to deliver micro-doses (6–8 µL) of active pharmaceutical ingredients, or micro-therapeutics, topically to the eye. This micro-dosing technology has the potential to replace traditional macro-dosing applications (e.g. conventional eye droppers) that routinely overdose or under-dose when used in the topical administration of ophthalmic therapeutics. We believe our micro-therapeutic product candidates may be able to achieve similar pharmacologic effects as traditional macro-dosing applications while reducing the adverse effects associated with these techniques. We have received written FDA feedback indicating that we can proceed to Phase III clinical trials for two of our lead programs: MicroProst, a novel micro-therapeutic latanoprost formulation for Chronic Angle Closure Glaucoma (CACG), an indication with no FDA-approved drug treatments; and MicroStat, a fixed combination of micro-therapeutic phenylephrine-tropicamide formulation for mydriasis, also known as pupil dilation for use in eye exams. MicroTears, our OTC product candidate for dry eye, will not require Phase III clinical trials, and we plan to proceed with registration activities.

We have completed two Phase II clinical trials, treating more than 110 subjects, with results published in peer-reviewed literature. Applying multiple front-of-the-eye (the area in front of the lens) formulations in subjects for mydriasis, our piezo-print technology delivered microliter precision at the volume of the eye’s natural tear film capacity of 6–8 µL, which reduced ocular and systemic drug and preservative exposure when compared to eye drops, resulting in comparable efficacy with fewer side effects. We believe that these clinical trials support our advancement into late stage clinical trials utilizing the 505(b)(2) pathway. We intend to use this pathway for future clinical trials in new indications with significant unmet needs. We plan to commence Phase III clinical trials for MicroProst in the first half of 2019, pending IND submission and FDA feedback, and MicroStat later this November.

We have not completed development of any product candidate and we have therefore not generated any revenues from product sales.

Historically, we have financed our operations principally through private placements of preferred stock as well as our initial public offering that closed in January 2018. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe we will have sufficient cash to meet our projected operating requirements for at least the next twelve months. Thereafter, the Company will need to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs.

Our net losses were $4.3 million and $11.1 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, we had working capital and an accumulated deficit of $19.6 million and $30.3 million, respectively.

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

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our micro-therapeutics and consist primarily of contract service expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

•	direct clinical and non-clinical expenses, which include expenses incurred under agreements with contract research and contract manufacturing organizations, and costs associated with preclinical, development and regulatory activities;

•	personnel-related expenses, which include expenses related to consulting agreements with individuals that have since entered into employment agreements with us as well as salaries and other compensation of employees that are attributable to research and development activities; and

•	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, marketing, insurance and supplies used in research and development activities.

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

Results of Operations

Three Months Ended September 30, 2018 Compared with Three Months Ended September 30, 2017

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2018 totaled $2.5 million, an increase of $1.9 million, or 336%, as compared to $0.6 million recorded for the three months ended September 30, 2017. Research and development expenses consisted of the following:

	For the Three Months Ended
	September 30,
	2018	2017
Direct clinical and non-clinical expenses	$1,241,505	$318,986
Personnel-related expenses	675,258	50,944
Non-cash stock-based compensation expenses	240,432	128,092
Facilities and other expenses	330,378	72,400
Total research and development expenses	$2,487,573	$570,422

The increase in direct clinical and non-clinical expenses, facilities and other expenses and personnel-related expenses is primarily due to an increase in contracted services, supplies and the hiring of 13 additional employees as we expanded our research and development activities for our micro-therapeutic products. For the three months ended September 30, 2018, personnel-related expenses include approximately $0.1 million of estimated expenses in connection with year-end 2018 executive bonuses that are yet to be paid. The increase in non-cash stock-based compensation expense as compared to the 2017 period was due to additional stock options that were granted in 2018.

General and Administrative Expenses

General and administrative expense for the three months ended September 30, 2018 totaled $1.8 million, an increase of $1.5 million, or 482%, as compared to $0.3 million recorded for the three months ended September 30, 2017. This increase is primarily attributable to an increase in expenses related to legal and professional fees of $0.6 million, payroll and contracted services of $0.4 million (including approximately $0.1 million of estimated expenses in connection with year-end 2018 executive bonuses that are yet to be paid), non-cash stock-based compensation, insurance, and rent expense of $0.3 million, as well as costs related to being a public company of $0.1 million. It also was largely due to the hiring of an additional five employees associated with the growth of our business as well as costs related to being a public company.

Nine Months Ended September 30, 2018 Compared with Nine Months Ended September 30, 2017

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2018 totaled $7.0 million, an increase of $4.8 million, or 213%, as compared to $2.2 million recorded for the nine months ended September 30, 2017. Research and development expenses consisted of the following:

	For the Nine Months Ended
	September 30,
	2018	2017
Direct clinical and non-clinical expenses	$3,430,895	$1,909,975
Personnel-related expenses	1,726,250	68,073
Non-cash stock-based compensation expenses	556,722	134,482
Facilities and other expenses	1,279,965	120,663
Total research and development expenses	$6,993,832	$2,233,193

The increase in direct clinical and non-clinical expenses, facilities and other expenses and personnel-related expenses is primarily due to an increase in contracted services, supplies and the hiring of 13 additional employees as we expanded our research and development activities for our micro-therapeutic products. For nine months ended September 30, 2018, personnel-related expenses include approximately $0.2 million of estimated expenses in connection with year-end 2018 executive bonuses that are yet to be paid. The increase in non-cash stock-based compensation expense as compared to the 2017 period was due to additional stock options that were granted in 2018.

General and Administrative Expenses

General and administrative expense for the nine months ended September 30, 2018 totaled $4.1 million, an increase of $3.4 million, or 454%, as compared to $0.7 million recorded for the nine months ended September 30, 2017. This increase was primarily attributable to an increase in legal and professional fees of $1.3 million, expenses related to payroll and contracted services of $0.8 million (including approximately $0.2 million of estimated expenses in connection with year-end 2018 executive bonuses that are yet to be paid), non-cash stock-based compensation costs of $0.5 million, and insurance expense of $0.3 million as compared to 2017. It also was largely due to the hiring of an additional five employees associated with the growth of our business as well as costs related to being a public company.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. At September 30, 2018, our accumulated deficit since inception was $30.3 million. In January 2018, we raised aggregate net proceeds of $24.7 million in our initial public offering.

At September 30, 2018, we had total working capital and stockholders’ equity of $19.6 million and $19.7 million, respectively.

At September 30, 2018 and December 31, 2017, we had no debt outstanding.

At September 30, 2018, we had a cash balance of $21.0 million. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months. Thereafter, we will likely need to raise further capital, through the sale of additional equity or debt securities, or otherwise, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the nine months ended September 30, 2018 and 2017, our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2018 was $9.0 million, which includes cash used to fund a net loss of $11.1 million, reduced by $1.1 million of non-cash stock-based compensation, and partially offset by $0.9 million of cash provided by changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2017 was approximately $2.7 million, which includes cash used from a net loss of approximately $3.0 million, reduced by non-cash charges of approximately $0.2 million.

There were no cash flows from investing activities for the nine months ended September 30, 2018. Cash used in investing activities was approximately $3,000 for the nine months ended September 30, 2017 for purchases of property and equipment.

Cash provided by financing activities for the nine months ended September 30, 2018 totaled $24.8 million, which was primarily attributable to $25.1 million of proceeds from the sale of common stock in our initial public offering, reduced by issuance costs related to our initial public offering of $0.3 million. Cash provided from financing activities for the nine months ended September 30, 2017 totaled approximately $6.8 million, which primarily came from the sale of Series B convertible preferred stock.

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

Recently Adopted Accounting Pronouncements

For a description of adopted accounting pronouncements, including adoption dates and estimated effects, if any, on our consolidated financial statements, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies such as us are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our principal executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Annual Report on Form 10-K did not include a report of management’s assessment regarding internal control over financial reporting as of December 31, 2017 or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies and emerging growth companies, as applicable. However, as previously disclosed, the following material weaknesses in our internal control over financial reporting were identified as of December 31, 2017 in the normal course and continued to exist as of September 30, 2018:

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

Remediation

We continue the implementation of our remediation plan and to date we have, among other things, (a) increased the oversight and review procedures of the Board of Directors and its Audit Committee with regard to financial reporting, financial processes and procedures and internal control procedures and (b) hired additional finance and accounting personnel, including a Chief Financial Officer (hired December 2017), who will assist in the process of remediating the weaknesses identified above. In April 2018, the Board of Directors also adopted a related party transaction policy. In July 2018, we implemented an enhanced chart of accounts designed to facilitate the timely and accurate financial reporting of research and development expenses. In September and October 2018, we implemented additional controls, including regarding disclosure procedures, such that, as of the date of this filing, our management believes that the controls implemented to-date are sufficient to address all of the weaknesses described above. However, no assurances that our remediation is effective can be made until remedial controls operate for a period of time.

Changes in Internal Control over Financial Reporting

Except as disclosed above, our internal control over financial reporting did not change during the three months ended September 30, 2018.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, the Company, its Chief Executive Officer and members of its Board of Directors were named as defendants in a legal proceeding filed in the United States District Court for the District of New Jersey on September 2, 2014 in connection with the Company’s Asset Purchase Agreement with Corinthian Ophthalmic, Inc. (“Corinthian”), A shareholder of Corinthian, alleging a fraudulent transfer, was seeking to recover the purchase price of its Corinthian shares and other damages in aggregate amount of approximately $1.1 million. The court conducted a pretrial conference on January 22, 2018 and entered a final pretrial order on January 23, 2018. On October 29, 2018, the parties entered into a Settlement Agreement pursuant to which the defendants agreed to pay the Corinthian shareholder $600,000 in exchange for the release of all related claims. While the Company is indemnified by Corinthian and Corinthian's applicable insurance policy provides coverage of $10 million, in an effort to avoid the additional legal costs and other resources required with a trial, the Company agreed to contribute $150,000 of the settlement amount (the remaining $450,000 was paid by Corinthian's insurance carrier), which was accrued for as of September 30, 2018. Such settlement amount was paid subsequent to September 30, 2018. We also might become involved in other legal or regulatory proceedings arising in the ordinary course of our business.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017; (iii) Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (iv) Notes to Financial Statements	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

November 13, 2018	By:	/s/ John Gandolfo

John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)

