Form 10-Q
period 2019-03-31
EYENOVIA, INC.
filed 2019-05-14
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	EYEN	Nasdaq Capital Market

The number of outstanding shares of the registrant’s common stock was 12,019,148 as of May 9, 2019.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$14,315,348	$19,728,200
Prepaid expenses and other current assets	560,329	132,756

Total Current Assets	14,875,677	19,860,956

Property and equipment, net	34,185	36,738
Security deposit	117,800	117,800

Total Assets	$15,027,662	$20,015,494

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$2,061,043	$1,509,524
Accrued compensation	417,061	912,104
Accrued expenses and other current liabilities	46,825	677,213

Total Current Liabilities	2,524,929	3,098,841

Deferred rent	43,200	41,584

Total Liabilities	2,568,129	3,140,425

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2019 and as of December 31, 2018	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized; 12,019,148 and 11,468,996 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	1,202	1,147
Additional paid-in capital	54,905,009	53,388,216
Accumulated deficit	(42,446,678)	(36,514,294)

Total Stockholders' Equity	12,459,533	16,875,069

Total Liabilities and Stockholders' Equity	$15,027,662	$20,015,494

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Operating Expenses:
Research and development	$4,008,896	$2,094,095
General and administrative	1,942,763	1,337,649

Total Operating Expenses	5,951,659	3,431,744

Loss From Operations	(5,951,659)	(3,431,744)

Other Income:
Interest income	19,275	2,137

Net Loss	$(5,932,384)	$(3,429,607)

Net Loss Per Share
- Basic and Diluted	$(0.50)	$(0.45)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	11,919,973	7,561,915

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2019	11,468,996	$1,147	$53,388,216	$(36,514,294)	$16,875,069

Exercise of stock options on a cashless basis	236,466	24	(24)	-	-

Exercise of stock options	313,686	31	483,857	-	483,888

Stock-based compensation	-	-	1,032,960	-	1,032,960

Net loss	-	-	-	(5,932,384)	(5,932,384)

Balance - March 31, 2019	12,019,148	$1,202	$54,905,009	$(42,446,678)	$12,459,533

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2018

(unaudited)

	Convertible Preferred Stock								Additional		Total
	Series A		Series A-2		Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2017	2,932,431	$293	788,827	$79	918,983	$92	2,566,530	$257	$24,351,138	$(19,261,186)	$5,090,673

Conversion of convertible preferred stock into common stock upon completion of initial public offering	(2,932,431)	(293)	(788,827)	(79)	(918,983)	(92)	4,640,241	464	-	-	-

Issuance of common stock in initial public offering [1]	-	-	-	-	-	-	2,730,000	273	24,547,530		24,547,803

Stock-based compensation	-	-	-	-	-	-	-	-	650,576	-	650,576
					-						-
Net loss	-	-	-	-	-	-	-	-	-	(3,429,607)	(3,429,607)

Balance - March 31, 2018	-	$-	-	$-	-	$-	9,936,771	$994	$49,549,244	$(22,690,793)	$26,859,445

[1] Includes gross proceeds of $27,300,000, less total issuance costs of $2,752,197.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(5,932,384)	$(3,429,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,553	5,325
Stock-based compensation	1,032,960	650,576
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(427,573)	(320,989)
Accounts payable	551,519	302,754
Accrued compensation	(495,043)	-
Accrued expenses and other current liabilities	(630,388)	400,996
Deferred rent	1,616	-

Net Cash Used In Operating Activities	(5,896,740)	(2,390,945)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	483,888	-
Proceeds from sale of common stock in initial public offering [1]	-	25,089,000
Payment of initial public offering issuance costs	-	(345,497)

Net Cash Provided By Financing Activities	483,888	24,743,503

Net (Decrease) Increase in Cash and Cash Equivalents	(5,412,852)	22,352,558

Cash and Cash Equivalents - Beginning of Period	19,728,200	5,249,511

Cash and Cash Equivalents - End of Period	$14,315,348	$27,602,069

[1] Includes gross proceeds of $27,300,000, less issuance costs of $2,211,000 deducted directly from the offering proceeds.

Supplemental Disclosure of Non-Cash Financing Activities:
Exercise of stock options on a cashless basis	$24	$-
Conversion of convertible preferred stock into common stock	$-	$464
Reversal of previously accrued initial public offering issuance costs	$-	$(133,000)
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$-	$(195,700)

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia. Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose therapeutics utilizing its patented piezo-print delivery technology, branded the OptejetTM. Eyenovia aims to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, which has the potential to replace conventional eyedropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, Optejet has demonstrated up to a 75% reduction in ocular drug and preservative exposure, with successful topical delivery that generally exceeded the efficacy of traditional eyedrop administration. Using its proprietary delivery technology, Eyenovia is developing the next generation of smart ophthalmic therapies while targeting new indications for which there are currently no drug therapies approved by the U.S. Food and Drug Administration (the “FDA”). Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are not classified by the FDA as medical devices or drug-device combination products.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2019 and for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 27, 2019.

Note 2 – Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies - Continued

Cash and Cash Equivalents - Continued

The Company has cash deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of March 31, 2019 and December 31, 2018, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $14,065,348 and $19,478,200, respectively.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and the fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an option, the Company issues new shares of common stock out of the shares reserved for issuance under its equity plans.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	March 31,
	2019	2018
Options	1,598,181	1,684,416
Warrants	-	61,875
Restricted Stock Units	20,165	-
Total potentially dilutive shares	1,618,346	1,746,291

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. This standard was adopted on January 1, 2019 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees.” The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers.” This standard was adopted on January 1, 2019 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Prepaid Expenses and Other Current Assets

As of March 31, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Prepaid insurance expenses	$395,629	$39,465
Payroll tax credit receivable	68,681	-
Prepaid rent and security deposit	35,331	75,729
Prepaid conference expenses	27,000	7,000
Prepaid patent expenses	19,535	10,562
Prepaid research & development expenses	14,153	-
Total prepaid expenses and other current assets	$560,329	$132,756

Note 4 – Accrued Compensation

As of March 31, 2019 and December 31, 2018, accrued compensation consisted of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Accrued payroll expenses	$252,404	$217,614
Accrued bonus expenses	164,657	694,490
Total accrued compensation	$417,061	$912,104

Note 5 – Accrued Expenses and Other Current Liabilities

As of March 31, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
Accrued research and development expenses	$27,659	$375,204
Credit card payable	5,859	9,466
Accrued professional services	4,801	111,728
Accrued legal expenses	-	168,650
Other	8,506	12,165
Total accrued expenses and other current liabilities	$46,825	$677,213

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Commitments and Contingencies

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

Note 7 – Related Party Transactions

Consulting Agreements

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. During the three months ended March 31, 2019 and 2018, the Company incurred $48,201 and $57,576, respectively, related to the agreement which was included within general and administrative expenses on the condensed statements of operations.

Lease Agreements

The Company paid $3,000 and $4,000 per month as of July 2016 and January 2018, respectively, to a company controlled by a member of its Board of Directors for office space in New York, NY for its Chief Executive Officer. The Company left the space on August 31, 2018. During the three months ended March 31, 2019 and 2018, the Company recorded rent expense of $0 and $9,000, respectively, related to the office space which was included within general and administrative expenses on the condensed statements of operations.

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The Company made $40,000 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense amounted to $12,036 and $11,685 for the three months ended March 31, 2019 and 2018, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Related Party Transactions - Continued

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three months ended March 31, 2019 and 2018, the Company recognized research and development expense of $320,140 and $232,012, respectively, related to services provided by such vendor. The Company had a liability of $168,390 and $100,667 to the vendor and a liability of $821 and $0 related to expenses incurred by the VP of R&D as of March 31, 2019 and December 31, 2018, respectively.

The Company recognized $48,050 and $41,250 of compensation expense related to the VP of R&D’s salary during the three months ended March 31, 2019 and 2018, respectively.

License Agreement

During 2015, the Company entered into a license agreement with Senju Pharmaceuticals Co., Ltd. (“Senju”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties for the term of the license agreement. The agreement shall continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of a microdose product candidate in Asia; or (ii) the expiration of the licensed patents. As of the date of this filing, there had been no commercial sales of a microdose product candidate in Asia, such that no royalties had been earned. Senju is owned by the family of a member of the Company’s Board of Directors and both beneficially own greater than 5% of the Company’s common stock.

Note 8 – Stockholders’ Equity

Stock Options

During the three months ended March 31, 2019, the Company granted ten-year stock options to purchase an aggregate of 11,000 shares of common stock to its employees under the 2018 Plan. The 11,000 shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months, subject to continued service to the Company. The stock options have an exercise price of $2.74 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date value of $27,500, which the Company expects to recognize over the vesting period.

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

On February 13, 2019, the Board of Directors of the Company approved the acceleration and immediate vesting of 124,210 stock options originally granted to Dr. Ianchulev on July 24, 2018 in connection with his employment. In connection with the acceleration and immediate vesting, the Company recognized $609,322 of stock-based compensation expense during the three months ended March 31, 2019, which represents the remaining unamortized grant date fair value of the award.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2019	2018
Expected term (years)	5.85	n/a
Risk free interest rate	2.53%	n/a
Expected volatility	139%	n/a
Expected dividends	0.00%	n/a

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity – Continued

Stock Options – Continued

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company does not yet have a trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The weighted average estimated grant date fair value of the stock options granted for the three months ended March 31, 2019 was approximately $2.74. There were no stock options granted during the three months ended March 31, 2018.

A summary of the option activity during the three months ended March 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2019	2,220,868	$3.01
Granted	11,000	2.74
Exercised	(633,687)	1.39
Forfeited	-	-
Outstanding March 31, 2019	1,598,181	$3.65	8.2	$4,284,387

Exercisable March 31, 2019	846,979	$2.91	7.8	$2,785,087

The following table presents information related to stock options as of March 31, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	6.0	260,000
$1.95	735,096	8.3	380,548
$2.74	11,000	-	-
$4.00	2,000	-	-
$5.10	6,000	-	-
$5.19	16,500	-	-
$5.25	26,668	7.5	16,250
$6.20	311,499	9.3	124,210
$6.30	60,000	9.3	13,333
$8.72	169,418	9.0	52,637
	1,598,181	7.8	846,979

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity – Continued

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units of $1,032,960 ($694,084 of which was included within research and development expenses and $338,876 was included within general and administrative expenses on the condensed statements of operations) and $650,576 ($304,920 of which was included within research and development expenses and $345,656 was included within general and administrative expenses on the condensed statements of operations) during the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $2,725,451 of unrecognized stock-based compensation expense which will be recognized over a weighted average period of 1.9 years.

Note 9 – Subsequent Events

Stock Options

On May 14, 2019, stock options to purchase 33,334 shares of common stock with an exercise price of $1.95 per share were exercised for proceeds of $65,001. As of the date of this filing, the Company has not issued the shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of March 31, 2019 and for the three months ended March 31, 2019 and 2018 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019.

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

Historically, we have financed our operations principally through stock offerings, including our initial public offering and follow-on public offering that closed in January and December 2018, respectively. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe we will have sufficient cash to meet our projected operating requirements for at least the next twelve months. Thereafter, the Company will need to raise further capital, through the sale of additional equity or debt securities, to support its future operations. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs.

Our net loss was $5.9 million for the three months ended March 31, 2019. As of March 31, 2019, we had working capital and an accumulated deficit of $12.4 million and $42.4 million, respectively.

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

Results of Operations

Three Months Ended March 31, 2019 Compared with Three Months Ended March 31, 2018

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2019 totaled $4.0 million, an increase of $1.9 million, or 91%, as compared to $2.1 million recorded for the three months ended March 31, 2018. Research and development expenses consisted of the following:

	For the Three Months Ended
	March 31,
	2019	2018
Direct clinical and non-clinical expenses	$2,191,680	$1,066,278
Personnel-related expenses	741,233	421,215
Supplies and materials	379,346	296,117
Non-cash stock-based compensation expenses	694,084	304,920
Other	2,553	5,565
Total research and development expenses	$4,008,896	$2,094,095

The increase in direct clinical and non-clinical expenses, supplies and materials and personnel-related expenses is primarily due to an increase in contracted services, supplies, and the hiring of three additional employees as we expanded our research and development activities for our micro-therapeutic products. The increase in non-cash stock-based compensation expense as compared to the 2018 period was primarily due to certain stock options that were accelerated and immediately vested in February 2019.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2019 totaled $1.9 million, an increase of $0.6 million, or 45%, as compared to $1.3 million recorded for the three months ended March 31, 2018. The increase was primarily attributable to an increase in payroll expenses of $0.3 million, fees associated with being a public company of $0.2 million and travel and entertainment expense of $0.1 million as compared to 2018. This increase was largely due to the hiring of an additional three employees associated with the growth of our business.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. At March 31, 2019, our accumulated deficit since inception was $42.4 million.

At March 31, 2019, we had working capital of $12.4 million and stockholders’ equity of $12.5 million. At March 31, 2019 and December 31, 2018, we had no debt outstanding.

At March 31, 2019, we had a cash balance of $14.3 million. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we will likely need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the three months ended March 31, 2019 and 2018, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2019 was $5.9 million, which includes cash used to fund a net loss of $5.9 million, reduced by $1.0 million of non-cash expenses, partially offset by $1.0 million of cash provided by changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2018 was $2.4 million, which includes cash used to fund a net loss of $3.4 million, reduced by $0.7 million of non-cash expenses, partially offset by $0.4 million of cash provided by changes in operating assets and liabilities.

There were no cash flows from investing activities for the three months ended March 31, 2019 and 2018.

Cash provided by financing activities for the three months ended March 31, 2019 totaled $0.5 million, which was attributable to proceeds from the exercise of stock options. Cash provided by financing activities for the three months ended March 31, 2018 totaled $24.7 million, which was primarily attributable to $25.1 million of proceeds from the sale of common stock in our initial public offering, reduced by issuance costs related to our initial public offering of $0.3 million.

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

Recently Adopted Accounting Pronouncements

For a description of recently adopted accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies such as us are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.14	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Tsontcho Ianchulev.	8-K	--	10.16	February 19, 2019

10.15	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo.	8-K	--	10.17	February 19, 2019

10.16	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Luke Clauson.	8-K	--	10.18	February 19, 2019

10.17	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Michael Rowe.	8-K	--	10.19	February 19, 2019

10.18	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Jennifer Clasby.	8-K	--	10.20	February 19, 2019

10.19	Form of Nondisclosure, Assignment of Inventions and Noncompetition Agreement.	8-K	--	10.21	February 19, 2019

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of March 31, 2019 and December 31, 2018; (ii) Statements of Operations for the Three Months Ended March 31, 2019 and 2018; (iii) Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018; (iv) Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; and (v) Notes to Financial Statements	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

May 14, 2019	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer
(Principal Financial and Accounting Officer)

