Form 10-Q
period 2019-06-30
EYENOVIA, INC.
filed 2019-08-13
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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

The number of outstanding shares of the registrant’s common stock was 17,100,726 as of August 8, 2019.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2019	2018
	(unaudited)

Assets

Current Assets:
Cash and cash equivalents	$9,239,609	$19,728,200
Prepaid expenses and other current assets	569,561	132,756

Total Current Assets	9,809,170	19,860,956

Property and equipment, net	31,632	36,738
Deferred offering costs	77,376	-
Security deposit	117,800	117,800

Total Assets	$10,035,978	$20,015,494

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,802,386	$1,509,524
Accrued compensation	437,700	912,104
Accrued expenses and other current liabilities	133,146	677,213

Total Current Liabilities	2,373,232	3,098,841

Deferred rent	44,817	41,584

Total Liabilities	2,418,049	3,140,425

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2019 and as of December 31, 2018	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized; 12,053,963 and 11,468,996 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	1,205	1,147
Additional paid-in capital	55,396,914	53,388,216
Accumulated deficit	(47,780,190)	(36,514,294)

Total Stockholders' Equity	7,617,929	16,875,069

Total Liabilities and Stockholders' Equity	$10,035,978	$20,015,494

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Operating Expenses:
Research and development	$3,568,022	$2,412,164	$7,576,918	$4,506,259
General and administrative	1,809,106	908,806	3,751,869	2,246,455

Total Operating Expenses	5,377,128	3,320,970	11,328,787	6,752,714

Loss From Operations	(5,377,128)	(3,320,970)	(11,328,787)	(6,752,714)

Other Income:
Interest income	43,616	1,907	62,891	4,044

Net Loss	$(5,333,512)	$(3,319,063)	$(11,265,896)	$(6,748,670)

Net Loss Per Share
- Basic and Diluted	$(0.44)	$(0.33)	$(0.94)	$(0.77)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	12,034,450	9,998,646	11,975,035	8,807,864

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2019	11,468,996	$1,147	$53,388,216	$(36,514,294)	$16,875,069

Exercise of stock options on a cashless basis	236,466	24	(24)	-	-

Exercise of stock options	313,686	31	483,857	-	483,888

Stock-based compensation	-	-	1,032,960	-	1,032,960

Net loss	-	-	-	(5,932,384)	(5,932,384)

Balance - March 31, 2019	12,019,148	1,202	54,905,009	(42,446,678)	12,459,533

Exercise of stock options	34,815	3	67,886	-	67,889

Stock-based compensation	-	-	424,019	-	424,019

Net loss	-	-	-	(5,333,512)	(5,333,512)

Balance - June 30, 2019	12,053,963	$1,205	$55,396,914	$(47,780,190)	$7,617,929

	For the Six Months Ended June 30, 2018
	Convertible Preferred Stock								Additional		Total
	Series A		Series A-2		Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2018	2,932,431	$293	788,827	$79	918,983	$92	2,566,530	$257	$24,351,138	$(19,261,186)	$5,090,673

Conversion of convertible preferred stock into common stock upon completion of initial public offering	(2,932,431)	(293)	(788,827)	(79)	(918,983)	(92)	4,640,241	464		-	-

Issuance of common stock in initial public offering [1]	-	-	-	-	-	-	2,730,000	273	24,547,530	-	24,547,803

Stock-based compensation	-	-	-	-	-	-	-	-	650,576	-	650,576
					-						-
Net loss	-	-	-	-	-	-	-	-	-	(3,429,607)	(3,429,607)

Balance - March 31, 2018	-	-	-	-	-	-	9,936,771	994	49,549,244	(22,690,793)	26,859,445

Conversion of convertible preferred stock into common stock upon completion of initial public offering	-	-	-	-	-	-	61,875	6	(6)	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	1,512	-	1,512

Net loss	-	-	-	-	-	-	-	-	-	(3,319,063)	(3,319,063)

Balance - June 30, 2018	-	$-	-	$-	-	$-	9,998,646	$1,000	$49,550,750	$(26,009,856)	$23,541,894

[1] Includes gross proceeds of $27,300,000, less total issuance costs of $2,752,197.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018

Cash Flows From Operating Activities:
Net loss	$(11,265,896)	$(6,748,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,106	11,483
Stock-based compensation	1,456,979	652,088
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(436,805)	(206,308)
Accounts payable	216,186	476,622
Accrued compensation	(474,404)	-
Accrued expenses and other current liabilities	(544,767)	383,482
Deferred rent	3,233	-

Net Cash Used In Operating Activities	(11,040,368)	(5,431,303)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	551,777	-
Proceeds from sale of common stock in initial public offering [1]	-	25,089,000
Payment of initial public offering issuance costs	-	(345,497)

Net Cash Provided By Financing Activities	551,777	24,743,503

Net (Decrease) Increase in Cash and Cash Equivalents	(10,488,591)	19,312,200

Cash and Cash Equivalents - Beginning of Period	19,728,200	5,249,511

Cash and Cash Equivalents - End of Period	$9,239,609	$24,561,711

[1] Includes gross proceeds of $27,300,000, less issuance costs of $2,211,000 deducted directly from the offering proceeds.

Supplemental Disclosure of Non-Cash Financing Activities:
Exercise of stock options on a cashless basis	$24	$-
Deferred offering costs included in accounts payable	$77,376	$-
Conversion of convertible preferred stock into common stock	$-	$464
Reversal of previously accrued initial public offering issuance costs	$-	$(133,000)
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$-	$(195,700)

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia. Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose therapeutics utilizing its patented piezo-print delivery technology, branded the OptejetTM. Eyenovia aims to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, Optejet has demonstrated up to a 75% reduction in ocular drug and preservative exposure, with successful topical delivery that is consistent with the efficacy of traditional eyedrop administration. Using its proprietary delivery technology, Eyenovia is developing the next generation of smart ophthalmic therapies while targeting new indications for which there are currently no drug therapies approved by the U.S. Food and Drug Administration (the “FDA”). Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are not classified by the FDA as medical devices or drug-device combination products.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 27, 2019.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Financial Condition

The Company has not yet generated revenues or achieved profitability and expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. Subsequent to June 30, 2019, the Company closed on a public offering of its common stock that provided approximately $13.0 million of net proceeds. See Note 10 – Subsequent Events for additional details.

The Company believes its current cash on hand, including the proceeds received from its subsequent public offering, is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Thereafter, the Company may need to raise further capital, through the sale of additional equity or debt securities, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.

The Company has cash deposits in several financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of June 30, 2019 and December 31, 2018, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $8,989,609 and $19,478,200, respectively.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with the Company’s public or private offerings are capitalized as non-current assets on the balance sheet. Upon the closing of an offering, the deferred offering costs are offset against the offering proceeds. As of June 30, 2019 and December 31, 2018, there were deferred offering costs for legal fees associated with the public offering of the Company’s common stock subsequent to June 30, 2019 in the amount of $77,376 and $0, respectively.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	June 30,
	2019	2018
Options	1,563,366	1,860,084
Warrants	-	61,875
Restricted Stock Units	20,165	-
Total potentially dilutive shares	1,583,531	1,921,959

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

Note 3 – Prepaid Expenses and Other Current Assets

As of June 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2019	2018
	(unaudited)
Prepaid insurance expenses	$274,685	$39,465
Payroll tax credit receivable	101,049	-
Prepaid research & development expenses	84,058	-
Prepaid rent and security deposit	30,837	75,729
Prepaid patent expenses	27,832	10,562
Prepaid filing expenses	27,500	-
Prepaid conference expenses	23,600	7,000
Total prepaid expenses and other current assets	$569,561	$132,756

Note 4 – Accrued Compensation

As of June 30, 2019 and December 31, 2018, accrued compensation consisted of the following:

	June 30,	December 31,
	2019	2018
	(unaudited)
Accrued bonus expenses	$332,771	$694,490
Accrued payroll expenses	104,929	217,614
Total accrued compensation	$437,700	$912,104

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses and Other Current Liabilities

As of June 30, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2019	2018
	(unaudited)
Accrued research and development expenses	$46,927	$375,204
Credit card payable	29,885	9,466
Accrued professional services	26,747	111,728
Accrued travel and enterntainment expenses	14,388	-
Accrued franchise tax	12,875
Accrued legal expenses	-	168,650
Other	2,324	12,165
Total accrued expenses and other current liabilities	$133,146	$677,213

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Related Party Transactions

Consulting Agreements

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The Company incurred expenses of $50,634 and $34,884 for the three months ended June 30, 2019 and 2018, respectively, and $98,835 and $92,460 for the six months ended June 30, 2019 and 2018, respectively, related to the agreement which was included within general and administrative expenses on the condensed statements of operations.

Lease Agreements

The Company paid $3,000 and $4,000 per month as of July 2016 and January 2018, respectively, to a company controlled by a member of its Board of Directors for office space in New York, NY for its Chief Executive Officer. The Company left the space on August 31, 2018. During the three months ended June 30, 2019 and 2018, the Company recorded rent expense of $0 and $9,000, respectively, and $0 and $18,000 for the six months ended June 30, 2019 and 2018, respectively, related to the office space which was included within general and administrative expenses on the condensed statements of operations.

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The Company made $40,000 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense amounted to $12,036 and $11,685 for the three months ended June 30, 2019 and 2018, respectively, and $24,072 and $23,370, respectively, for the six months ended June 30, 2019 and 2018, respectively.

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three and six months ended June 30, 2019, the Company recognized research and development expense of $210,419 and $530,560, respectively, related to services provided by such vendor. During the three and six months ended June 30, 2018, the Company recognized research and development expense of $196,432 and $428,443, respectively, related to services provided by such vendor. The Company had a liability of $211,160 and $100,667 to the vendor as of June 30, 2019 and December 31, 2018, respectively.

The Company recognized $46,050 and $94,100 of compensation expense related to the VP of R&D’s salary during the three and six months ended June 30, 2019, respectively. The Company recognized $41,250 and $82,500 of compensation expense during the three and six months ended June 30, 2018, respectively.

License Agreement

During 2015, the Company entered into a license agreement with Senju Pharmaceuticals Co., Ltd. (“Senju”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of a microdose product candidate in Asia; or (ii) the expiration of the licensed patents. As of the date of this filing, there had been no commercial sales of a microdose product candidate in Asia, such that no royalties had been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and both beneficially own greater than 5% of the Company’s common stock.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity

Stock Options

During the six months ended June 30, 2019, the Company granted ten-year stock options to purchase an aggregate of 11,000 shares of common stock to its employees under the 2018 Plan. The 11,000 shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months, subject to continued service to the Company. The stock options have an exercise price of $2.74 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date value of $27,500, which the Company expects to recognize over the vesting period.

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

On February 13, 2019, the Board of Directors of the Company approved the acceleration and immediate vesting of 124,210 stock options originally granted to Dr. Ianchulev on July 24, 2018 in connection with his employment. In connection with the acceleration and immediate vesting, the Company recognized $609,322 of stock-based compensation expense during the six months ended June 30, 2019, which represents the remaining unamortized grant date fair value of the award.

On May 14, 2019, stock options to purchase 34,815 shares of common stock with an exercise price of $1.95 per share were exercised for aggregate proceeds of $67,889.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Expected term (years)	n/a	5.82 - 10.0	5.85	5.82 - 10.0
Risk free interest rate	n/a	2.69% - 2.83%	2.53%	2.69% - 2.83%
Expected volatility	n/a	140%	139%	140%
Expected dividends	n/a	0.00%	0.00%	0.00%

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

There were no stock options granted during the three months ended June 30, 2019. The weighted average estimated grant date fair value of the stock options granted for the six months ended June 30, 2019 was approximately $2.74 per share. The weighted average estimated grant date fair value of the stock options granted for the three and six months ended June 30, 2018 was approximately $8.72 per share.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity – Continued

Stock Options – Continued

A summary of the option activity during the six months ended June 30, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2019	2,220,868	$3.01
Granted	11,000	2.74
Exercised	(668,502)	1.42
Forfeited	-	-
Outstanding June 30, 2019	1,563,366	$3.69	8.0	$2,459,670

Exercisable June 30, 2019	921,648	$3.07	7.6	$1,764,949

The following table presents information related to stock options as of June 30, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	5.7	260,000
$1.95	700,281	8.0	412,212
$2.74	11,000	-	-
$4.00	2,000	-	-
$5.10	6,000	-	-
$5.19	16,500	-	-
$5.25	26,668	7.3	17,916
$6.20	311,499	9.1	146,535
$6.30	60,000	9.0	18,333
$8.72	169,418	8.8	66,652
	1,563,366	7.6	921,648

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity – Continued

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units. During the three months ended June 30, 2019 and 2018, the Company recorded expense of $424,019 ($206,834 of which was included within research and development expenses and $217,185 was included within general and administrative expenses on the condensed statements of operations) and $1,512 ($11,369 of which was included within research and development expenses and $(9,857) was included within general and administrative expenses on the condensed statements of operations which includes a credit associated with the mark-to-market of non-employee options), respectively. During six three months ended June 30, 2019 and 2018, the Company recorded expense of $1,456,979 ($900,917 of which was included within research and development expenses and $556,062 was included within general and administrative expenses on the condensed statements of operations) and $652,088 ($316,290 of which was included within research and development expenses and $335,798 was included within general and administrative expenses on the condensed statements of operations), respectively. As of June 30, 2019, there was $2,301,431 of unrecognized stock-based compensation expense which will be recognized over a weighted average period of 1.7 years.

Note 9 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2019, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three and six months ended June 30, 2019, the Company recorded expense of $16,043 associated with its matching contributions.

Note 10 – Subsequent Events

Public Offering

On July 15, 2019, the Company closed an underwritten public offering of 4,388,490 shares of its common stock at a public offering price of $2.78 per share. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 658,273 shares of the Company’s common stock at the same price, which was exercised in full on July 16, 2019. Including the over-allotment shares, the Company issued a total of 5,046,763 shares in the underwritten public offering, and received gross proceeds of approximately $14.0 million and net proceeds of approximately $13.0 million, after deducting underwriting discounts, commissions and other offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of June 30, 2019 and for the three and six months ended June 30, 2019 and 2018 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019.

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

Eyenovia has completed its Phase III trials for MicroStat and announced positive results from these studies, known as MIST-1 and MIST-2. MicroStat is a fixed combination formulation of phenylephrine-tropicamide for mydriasis (pupil dilation), designed to be a novel approach for the estimated 80 million office-based comprehensive and diabetic eye exams performed every year in the United States. With the primary objectives of its Phase III program for MicroStat met, Eyenovia plans to submit a new drug application, or NDA, to the FDA in 2020 for marketing approval in the United States. In February 2019, the FDA accepted Eyenovia’s investigational new drug application, or IND, to initiate our Phase III registration trial of MicroPine (the CHAPERONE Study) to reduce the progression of myopia in children. We enrolled our first patient in the CHAPERONE study in June 2019. MicroPine is a first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching affecting approximately five million people in the United States. We also have received clear feedback from the FDA regarding the requirements for Phase III trials for our MicroProst program. MicroProst is a novel latanoprost formulation for lowering intraocular pressure, or IOP, in patients with ocular hypertension, primary open angle glaucoma, and chronic angle closure glaucoma. MicroTears, our over-the-counter, or OTC, product candidate for hyperemia (red eye), pruritis (itch) and dry eye, will not require Phase III trials. We plan to launch MicroTears concurrently with our potential commercialization of MicroStat.

Results from our three Phase II clinical trials have been published in peer-reviewed literature. Two studies evaluating our mydriatic agents demonstrated how the Optejet consistently delivered precision dosing at the volume of the eye’s natural tear film capacity of 6-8 µL, which reduced ocular and systemic drug and preservative exposure, while demonstrating pupil dilation comparable to conventional eye drops with fewer side effects. In the third study, we evaluated usability, patient tolerability and IOP lowering of microdosed latanoprost administered with the Optejet. In this study, eyes receiving microdosed latanoprost achieved IOP reduction consistent with published literature on latanoprost eye drops, and administration of the medication was successful in a single attempt in more than 90% of cases. Based on the results from these clinical trials, we are able to advance MicroStat, MicroPine and MicroProst into Phase III utilizing the 505(b)(2) pathway and plan to do the same with MicroPine and MicroProst. Where possible, we also intend to use this pathway for future clinical trials in new indications with significant unmet needs.

We have not completed development of any product candidate and we have therefore not generated any revenues from product sales.

Historically, we have financed our operations principally through stock offerings, including our initial public offering and follow-on public offering that closed in January and December 2018, respectively and our public offering that closed in July 2019. Although it is difficult to predict our liquidity requirements, based upon our current operating plan, we believe we will have sufficient cash to meet our projected operating requirements for at least the next twelve months. Thereafter, the Company will need to raise further capital, through the sale of additional equity or debt securities, to support its future operations. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs.

Our net losses were $5.3 million and $11.3 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, we had working capital and an accumulated deficit of $7.4 million and $47.8 million, respectively.

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

Results of Operations

Three Months Ended June 30, 2019 Compared with Three Months Ended June 30, 2018

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2019 totaled $3.6 million, an increase of $1.2 million, or 48%, as compared to $2.4 million recorded for the three months ended June 30, 2018. Research and development expenses consisted of the following:

	For the Three Months Ended
	June 30,
	2019	2018
Direct clinical and non-clinical expenses	$2,219,648	$1,123,115
Personnel-related expenses	783,708	629,776
Non-cash stock-based compensation expenses	206,834	11,369
Facilities and other expenses	357,832	647,904
Total research and development expenses	$3,568,022	$2,412,164

The increase in direct clinical and non-clinical expenses and personnel-related expenses is primarily due to an increase in contracted services and the hiring of three additional employees as we expanded our research and development activities for our micro-therapeutic products. The increase in non-cash stock-based compensation expense as compared to the 2018 period was due to stock options that were granted subsequent to June 30, 2018. The decrease in facilities and other expenses was due to a decrease in research and development related supplies and materials.

General and Administrative Expenses

General and administrative expense for the three months ended June 30, 2019 totaled $1.8 million, an increase of $0.9 million, or 99%, as compared to $0.9 million recorded for the three months ended June 30, 2018. This increase was primarily attributable to an increase in expenses related to payroll of $0.2 million from the hiring of an additional five employees, non-cash stock-based compensation of $0.2 million, advertising and marketing of $0.2 million related to marketing analysis upon potential commercialization, $0.2 million of costs related to being a public company and insurance expense of $0.1 million.

Six Months Ended June 30, 2019 Compared with Six Months Ended June 30, 2018

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2019 totaled $7.6 million, an increase of $3.1 million, or 68%, as compared to $4.5 million recorded for the six months ended June 30, 2018. Research and development expenses consisted of the following:

	For the Six Months Ended
	June 30,
	2019	2018
Direct clinical and non-clinical expenses	$4,409,969	$2,189,392
Personnel-related expenses	1,524,941	1,050,992
Non-cash stock-based compensation expenses	900,917	316,290
Facilities and other expenses	741,091	949,585
Total research and development expenses	$7,576,918	$4,506,259

The increase in direct clinical and non-clinical expenses and personnel-related expenses is primarily due to an increase in contracted services and the hiring of three additional employees as we expanded our research and development activities for our micro-therapeutic products. The increase in non-cash stock-based compensation expense as compared to the 2018 period was primarily due to certain stock options that were accelerated and immediately vested in February 2019. The decrease in facilities and other expenses was due to a decrease in research and development related supplies and materials.

General and Administrative Expenses

General and administrative expense for the six months ended June 30, 2019 totaled $3.8 million, an increase of $1.6 million, or 67%, as compared to $2.2 million recorded for the six months ended June 30, 2018. This increase was primarily attributable to an increase in payroll related expenses of $0.5 million due to the hiring of an additional five employees, $0.4 million in costs related to being a public company, $0.25 million in advertising and marketing expenses related to marketing analysis upon potential commercialization, $0.2 million of non-cash stock-based compensation, and $0.1 million in rent expense related to the addition of our new leased office space in New York, NY in August 2018.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. At June 30, 2019, our accumulated deficit since inception was $47.8 million.

At June 30, 2019, we had working capital of $7.4 million and stockholders’ equity of $7.6 million. At June 30, 2019 and December 31, 2018, we had no debt outstanding.

At June 30, 2019, we had a cash balance of $9.2 million. In July 2019, we raised aggregate net proceeds of approximately $13 million in connection with our underwritten public offering. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we will likely need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the six months ended June 30, 2019 and 2018, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2019 was $11.0 million, which includes cash used to fund a net loss of $11.3 million, reduced by $1.5 million of non-cash expenses, plus $1.2 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2018 was $5.4 million, which includes cash used to fund a net loss of $6.7 million, partially offset by $0.7 million of non-cash expenses, partially offset by $0.7 million of cash provided by changes in operating assets and liabilities.

Cash provided by financing activities for the six months ended June 30, 2019 totaled $0.6 million, which was attributable to proceeds from the exercise of stock options. Cash provided by financing activities for the six months ended June 30, 2018 totaled $24.7 million, which was primarily attributable to $25.1 million of proceeds from the sale of common stock in our initial public offering, reduced by issuance costs related to our initial public offering of $0.3 million.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of June 30, 2019 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies such as us are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

During the six-month period ended June 30, 2019, we issued an aggregate of 584,967 shares of our common stock upon the exercise of stock options previously granted under our 2014 Equity Incentive Plan, as amended, at a weighted-average exercise price of $1.42 per share, for aggregate consideration of $551,777 and 83,535 shares of common stock were forfeited to the Company upon the cashless exercise of certain options. The offer, sale and issuance of these securities were deemed to be exempt from registration either under the Securities Act, in reliance on Rule 701 promulgated under the Securities Act, as a transaction under compensatory benefit plans, or Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering. Appropriate legends were affixed to the securities issued in these transactions.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.11.1	Eyenovia, Inc. 2018 Omnibus Stock Incentive Plan, as amended.	8-K	—	10.11.1	June 12, 2019

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Statements of Operations for the Three and Six Months Ended June 30, 2019 and 2018; (iii) Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2019 and 2018; (iv) Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (v) Notes to Condensed Financial Statements	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

August 13, 2019	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer
(Principal Financial and Accounting Officer)

