Form 10-Q
period 2019-09-30
EYENOVIA, INC.
filed 2019-11-13
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

The number of outstanding shares of the registrant’s common stock was 17,100,726 as of November 8, 2019.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2019	2018
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$18,295,962	$19,728,200
Prepaid expenses and other current assets	396,977	132,756

Total Current Assets	18,692,939	19,860,956

Property and equipment, net	71,722	36,738
Security deposit	117,800	117,800

Total Assets	$18,882,461	$20,015,494

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,595,270	$1,509,524
Accrued compensation	591,494	912,104
Accrued expenses and other current liabilities	246,374	677,213

Total Current Liabilities	2,433,138	3,098,841

Deferred rent	45,354	41,584

Total Liabilities	2,478,492	3,140,425

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2019 and as of December 31, 2018	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized; 17,100,726 and 11,468,996 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	1,710	1,147
Additional paid-in capital	68,831,827	53,388,216
Accumulated deficit	(52,429,568)	(36,514,294)

Total Stockholders' Equity	16,403,969	16,875,069

Total Liabilities and Stockholders' Equity	$18,882,461	$20,015,494

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating Expenses:
Research and development	$3,201,196	$2,487,573	$10,778,114	$6,993,832
General and administrative	1,489,739	1,832,794	5,241,608	4,079,249

Total Operating Expenses	4,690,935	4,320,367	16,019,722	11,073,081

Loss From Operations	(4,690,935)	(4,320,367)	(16,019,722)	(11,073,081)

Other Income (Expense):
Interest income (expense)	41,557	(964)	104,448	3,080

Net Loss	$(4,649,378)	$(4,321,331)	$(15,915,274)	$(11,070,001)

Net Loss Per Share
- Basic and Diluted	$(0.29)	$(0.43)	$(1.19)	$(1.20)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	16,270,728	10,030,296	13,422,667	9,219,818

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2019	11,468,996	$1,147	$53,388,216	$(36,514,294)	$16,875,069

Exercise of stock options on a cashless basis	236,466	24	(24)	-	-

Exercise of stock options	313,686	31	483,857	-	483,888

Stock-based compensation	-	-	1,032,960	-	1,032,960

Net loss	-	-	-	(5,932,384)	(5,932,384)

Balance - March 31, 2019	12,019,148	1,202	54,905,009	(42,446,678)	12,459,533

Exercise of stock options	34,815	3	67,886	-	67,889

Stock-based compensation	-	-	424,019	-	424,019

Net loss	-	-	-	(5,333,512)	(5,333,512)

Balance - June 30, 2019	12,053,963	1,205	55,396,914	(47,780,190)	7,617,929

Issuance of common stock in public offering [1]	5,046,763	505	12,958,070	-	12,958,575

Stock-based compensation	-	-	476,843	-	476,843

Net loss	-	-	-	(4,649,378)	(4,649,378)

Balance - September 30, 2019	17,100,726	$1,710	$68,831,827	$(52,429,568)	$16,403,969

[1] Includes gross proceeds of $14,030,001, less total issuance costs of $1,071,931.

	For the Nine Months Ended September 30, 2018
	Convertible Preferred Stock								Additional		Total
	Series A		Series A-2		Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2018	2,932,431	$293	788,827	$79	918,983	$92	2,566,530	$257	$24,351,138	$(19,261,186)	$5,090,673

Conversion of convertible preferred stock into common stock upon completion of initial public offering	(2,932,431)	(293)	(788,827)	(79)	(918,983)	(92)	4,640,241	464		-	-

Issuance of common stock in initial public offering [2]	-	-	-	-	-	-	2,730,000	273	24,547,530	-	24,547,803

Stock-based compensation	-	-	-	-	-	-	-	-	650,576	-	650,576
					-						-
Net loss	-	-	-	-	-	-	-	-	-	(3,429,607)	(3,429,607)

Balance - March 31, 2018	-	-	-	-	-	-	9,936,771	994	49,549,244	(22,690,793)	26,859,445

Conversion of convertible preferred stock into common stock upon completion of initial public offering	-	-	-	-	-	-	61,875	6	(6)	-	-

Stock-based compensation	-	-	-	-	-	-	-	-	1,512	-	1,512

Net loss	-	-	-	-	-	-	-	-	-	(3,319,063)	(3,319,063)

Balance - June 30, 2018	-	-	-	-	-	-	9,998,646	1,000	49,550,750	(26,009,856)	23,541,894

Exercise of warrants on a cashless basis	-	-	-	-	-	-	61,385	6	(6)	-	-

Exercise of stock options	-	-	-	-	-	-	28,965	3	56,479	-	56,482

Stock-based compensation	-	-	-	-	-	-	-	-	462,946	-	462,946

Net loss	-	-	-	-	-	-	-	-	-	(4,321,331)	(4,321,331)

Balance - September 30, 2018	-	$-	-	$-	-	$-	10,088,996	$1,009	$50,070,169	$(30,331,187)	$19,739,991

[2] Includes gross proceeds of $27,300,000, less total issuance costs of $2,752,197.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(15,915,274)	$(11,070,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,494	16,808
Stock-based compensation	1,933,822	1,115,034
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(264,221)	(261,301)
Accounts payable	85,746	593,846
Accrued compensation	(320,610)	-
Accrued expenses and other current liabilities	(430,839)	715,721
Security deposit	-	(117,800)
Deferred rent	3,770	2,332

Net Cash Used In Operating Activities	(14,899,112)	(9,005,361)

Cash Flows From Investing Activities:
Purchases of property and equipment	(43,478)	-

Net Cash Used In Investing Activities	(43,478)	-

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	551,777	56,482
Proceeds from sale of common stock in initial public offering [1]	-	25,089,000
Payment of initial public offering issuance costs	-	(345,497)
Proceeds from sale of common stock in public offering [2]	13,214,949	-
Payment of public offering issuance costs	(256,374)	-

Net Cash Provided By Financing Activities	13,510,352	24,799,985

Net (Decrease) Increase in Cash and Cash Equivalents	(1,432,238)	15,794,624

Cash and Cash Equivalents - Beginning of Period	19,728,200	5,249,511

Cash and Cash Equivalents - End of Period	$18,295,962	$21,044,135

[1] Includes gross proceeds of $27,300,000, less issuance costs of $2,211,000 deducted directly from the offering proceeds.

[2] Includes gross proceeds of $14,030,001, less issuance costs of $815,052 deducted directly from the offering proceeds.

Supplemental Disclosures of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$-	$-
Income taxes	$-	$-
Non-cash financing activities:
Exercise of warrants on a cashless basis	$-	$6
Exercise of stock options on a cashless basis	$24	$-
Conversion of convertible preferred stock into common stock	$-	$470
Reversal of previously accrued initial public offering issuance costs	$-	$(133,000)
Reduction of additional paid-in capital for initial public offering issuance costs that were previously paid	$-	$(195,700)

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year ending December 31, 2019 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2018 and for the year then ended, which were filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on March 27, 2019.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Annual Report, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Financial Condition

The Company has not yet generated revenues or achieved profitability and expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. On October 29, 2019, the Company announced that it is advancing its MicroLine program for the improvement in near vision in patients with presbyopia towards Phase III development. As a result of prioritizing MicroLine, in tandem with its Mircropine (progressive myopia) and MicroStat (mydriasis) programs, the Company has deferred development activities for its MicroProst (glaucoma and ocular hypertension) and MicroTears (red eye and itch relief lubrication) programs. The Company believes the re-prioritization of its programs will yield overall cost savings of approximately $1.5 million to $1.9 million in 2020.

The Company believes its current cash on hand, including the proceeds received from public offerings following its initial public offering, is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Thereafter, the Company may need to raise further capital, through the sale of additional equity or debt securities, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.

The Company has cash deposits and U.S. treasury bills in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of September 30, 2019 and December 31, 2018, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $18,045,962 and $19,478,200, respectively.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	September 30,
	2019	2018
Options	2,237,438	2,225,118
Restricted Stock Units	60,355	20,165
Total potentially dilutive shares	2,297,793	2,245,283

Recently Adopted Accounting Pronouncements

 In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case a company would be required to apply the amendments prospectively as of the earliest date practicable. This standard was adopted on January 1, 2019 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Prepaid Expenses and Other Current Assets

As of September 30, 2019 and December 31, 2018, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2019	2018
	(unaudited)
Prepaid insurance expenses	$152,940	$39,465
Payroll tax credit receivable	85,932	-
Prepaid conference expenses	71,196	7,000
Prepaid research & development expenses	25,528	-
Prepaid patent expenses	19,848	10,562
Prepaid advertising and marketing	16,400	-
Prepaid rent and security deposit	16,213	75,729
Other	8,920	-
Total prepaid expenses and other current assets	$396,977	$132,756

Note 4 – Accrued Compensation

As of September 30, 2019 and December 31, 2018, accrued compensation consisted of the following:

	September 30,	December 31,
	2019	2018
	(unaudited)
Accrued bonus expenses	$516,360	$694,490
Accrued payroll expenses	75,134	217,614
Total accrued compensation	$591,494	$912,104

Note 5 – Accrued Expenses and Other Current Liabilities

As of September 30, 2019 and December 31, 2018, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2019	2018
	(unaudited)
Accrued research and development expenses	$150,139	$375,204
Credit card payable	45,594	9,466
Accrued franchise tax	34,246	-
Accrued travel and entertainment expenses	10,728	-
Accrued professional services	5,667	111,728
Accrued legal expenses	-	168,650
Other	-	12,165
Total accrued expenses and other current liabilities	$246,374	$677,213

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Commitments and Contingencies

Employment Agreements

Effective February 15, 2019, the Company entered into at-will executive employment agreements with Tsontcho Ianchulev, its Chief Executive Officer and Chief Medical Officer, John Gandolfo, its Chief Financial Officer, Jennifer Clasby, its Vice President, Clinical Operations, Luke Clauson, its Vice President, Research and Development and Manufacturing, and Michael Rowe, now its Vice President, Commercial.

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

Note 7 – Related Party Transactions

Consulting Agreements

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The Company incurred expenses of $49,451 and $35,018 for the three months ended September 30, 2019 and 2018, respectively, and $151,853 and $127,478 for the nine months ended September 30, 2019 and 2018, respectively, related to the agreement which was included within general and administrative expenses on the condensed statements of operations.

Lease Agreements

The Company paid $3,000 and $4,000 per month as of July 2016 and January 2018, respectively, to a company controlled by a member of its Board of Directors for office space in New York, NY for its Chief Executive Officer. The Company left the space on August 31, 2018. During the three months ended September 30, 2019 and 2018, the Company recorded rent expense of $0 and $8,000, respectively, and $0 and $32,000 for the nine months ended September 30, 2019 and 2018, respectively, related to the office space which was included within general and administrative expenses on the condensed statements of operations.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Related Party Transactions – Continued

Lease Agreements – Continued

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The Company made $40,000 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense amounted to $12,036 and $11,747 for the three months ended September 30, 2019 and 2018, respectively, and $36,108 and $35,117, respectively, for the nine months ended September 30, 2019 and 2018, respectively.

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three and nine months ended September 30, 2019, the Company recognized research and development expense of $197,543 and $728,103, respectively, related to services provided by such vendor. During the three and nine months ended September 30, 2018, the Company recognized research and development expense of $243,614 and $672,057, respectively, related to services provided by such vendor. The Company had a liability of $133,251 and $100,667 to the vendor as of September 30, 2019 and December 31, 2018, respectively.

The Company recognized $46,010 and $140,110 of compensation expense related to the VP of R&D’s salary during the three and nine months ended September 30, 2019, respectively. The Company recognized $46,050 and $128,550 of compensation expense during the three and nine months ended September 30, 2018, respectively.

License Agreement

During 2015, the Company entered into a license agreement with Senju Pharmaceuticals Co., Ltd. (“Senju”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of a microdose product candidate in Asia; or (ii) the expiration of the licensed patents. As of the date of this filing, there had been no commercial sales of a microdose product candidate in Asia, such that no royalties had been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially own greater than 5% of the Company’s common stock.

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

On January 14, 2019, the Company granted ten-year stock options to purchase an aggregate of 11,000 shares of common stock to its employees under the Company’s 2018 Omnibus Stock Incentive Plan (the “2018 Plan”). The 11,000 shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months, subject to continued service to the Company. The stock options have an exercise price of $2.74 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date value of $27,500, which the Company expects to recognize over the vesting period.

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

During the three months ended September 30, 2019, the Company granted ten-year stock options to purchase an aggregate of 681,572 shares of common stock to its employees, consultants and directors under the 2018 Plan, as amended. Of the 681,572 shares, (i) 636,287 vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months, subject to continued service to the Company and (ii) 45,285 vest on the earlier of the one-year anniversary of the date of grant and the date of the 2020 annual stockholders meeting, subject to continued service to the Company. The stock options have an exercise price of $3.11 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date value of $1,909,700, which the Company expects to recognize over the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Expected term (years)	5.85 - 10.00	5.50 - 10.00	5.85 - 10.00	5.50 - 10.00
Risk free interest rate	1.42% - 1.55%	2.74% - 2.95%	1.42% - 2.53%	2.69% - 2.95%
Expected volatility	134%	141%	134% - 139%	140 - 141%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three and nine months ended September 30, 2019 was approximately $3.11 and $3.10 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the three and nine months ended September 30, 2018 was approximately $5.66 and $6.39 per share, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity – Continued

Stock Options – Continued

A summary of the option activity during the nine months ended September 30, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2019	2,220,868	$3.01
Granted	692,572	3.10
Exercised	(668,502)	1.42
Forfeited	(7,500)	4.73
Outstanding September 30, 2019	2,237,438	$3.51	8.4	$2,273,629

Exercisable September 30, 2019	1,040,178	$3.34	7.5	$1,407,386

The following table presents information related to stock options as of September 30, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	5.5	260,000
$1.95	700,281	7.8	438,363
$2.74	6,000	-	-
$3.11	681,572	-	-
$4.00	2,000	-	-
$5.10	6,000	8.9	2,167
$5.19	16,500	8.9	5,500
$5.25	26,668	7.0	19,582
$6.20	311,499	8.8	210,690
$6.30	60,000	8.8	23,333
$8.72	166,918	8.5	80,542
	2,237,438	7.5	1,040,178

Restricted Stock Units

On August 16, 2019, the Company granted to members of its Board of Directors an aggregate of 40,190 restricted stock units (“RSUs”) under the 2018 Plan, as amended. The grants vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2020 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $125,000, which will be recognized over the vesting period.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity – Continued

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and RSUs. During the three months ended September 30, 2019 and 2018, the Company recorded expense of $476,843 ($255,323 of which was included within research and development expenses and $221,520 was included within general and administrative expenses on the condensed statements of operations) and $462,945 ($240,432 of which was included within research and development expenses and $222,513 was included within general and administrative expenses on the condensed statements of operations which includes a credit associated with the mark-to-market of non-employee options), respectively. During the nine months ended September 30, 2019 and 2018, the Company recorded expense of $1,933,822 ($1,156,241 of which was included within research and development expenses and $777,581 was included within general and administrative expenses on the condensed statements of operations) and $1,115,034 ($556,721 of which was included within research and development expenses and $558,313 was included within general and administrative expenses on the condensed statements of operations), respectively. As of September 30, 2019, there was $3,827,342 of unrecognized stock-based compensation expense which will be recognized over a weighted average period of 2.1 years.

Note 9 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2019, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three and nine months ended September 30, 2019, the Company recorded expense of $26,989 and $43,032 associated with its matching contributions, respectively.

Note 10 – Subsequent Events

On October 29, 2019, the Company announced that it is advancing its MicroLine program for the improvement in near vision in patients with presbyopia towards Phase III development. As a result of prioritizing MicroLine, in tandem with its MicroPine (progressive myopia) and MicroStat (mydriasis) programs, the Company has deferred development activities for its MicroProst (glaucoma and ocular hypertension) and MicroTears (red eye and itch relief lubrication) programs. The Company believes the reprioritization of its programs will yield overall cost savings of approximately $1.5 million to $1.9 million in 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of September 30, 2019 and for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with our unaudited financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission (“SEC”) on March 27, 2019.

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

On October 29, 2019, the Company announced that it is advancing the development of its MicroLine program for the improvement in near vision in patients with presbyopia towards Phase III development. As a result of prioritizing MicroLine, in tandem with its MicroPine (progressive myopia) and MicroStat (mydriasis) programs, the Company has deferred development activities for its MicroProst (glaucoma and ocular hypertension) and MicroTears (red eye and itch relief lubrication) programs.

Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on nearby objects, commonly known as farsightedness. There are currently no known FDA-approved drugs for the improvement of near vision in patients with presbyopia. Eyenovia plans to initiate and complete its Phase III VISION trials for MicroLine in 2020. MicroPine is the Company’s first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching affecting approximately five million people in the United States. In February 2019, the FDA accepted Eyenovia’s investigational new drug application, or IND, to initiate its Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. We enrolled our first patient in the CHAPERONE study in June 2019 and expect to complete enrollment in 2020. Eyenovia has completed its Phase III trials for MicroStat and announced positive results from these studies, known as MIST-1 and MIST-2. MicroStat is a fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated 80 million office-based comprehensive and diabetic eye exams performed every year in the United States. With the primary objectives of its Phase III program for MicroStat met, Eyenovia plans to submit a new drug application, or NDA, to the FDA in 2020 for marketing approval in the United States.

Results from our previous three Phase II clinical trials have been published in peer-reviewed literature. Two studies evaluating our mydriatic agents demonstrated how the Optejet consistently delivered precision dosing at the volume of the eye’s natural tear film capacity of 6-8 µL, which reduced ocular and systemic drug and preservative exposure, while demonstrating pupil dilation comparable to conventional eye drops with fewer side effects. In the third study, we evaluated usability, patient tolerability and IOP lowering of microdosed latanoprost administered with the Optejet. In this study, eyes receiving microdosed latanoprost achieved IOP reduction consistent with published literature on latanoprost eye drops, and administration of the medication was successful in a single attempt in more than 90% of cases. Based on the results from these clinical trials, we are able to advance MicroLine, MicroPine, MicroStat, and MicroProst (should we resume the program) into Phase III utilizing the 505(b)(2) pathway and plan to do the same with MicroPine, MicroLine and MicroProst. Where possible, we also intend to use this pathway for future clinical trials in new indications with significant unmet needs.

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

Our net losses were $4.6 million and $15.9 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, we had working capital and an accumulated deficit of $16.3 million and $52.4 million, respectively.

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

Results of Operations

Three Months Ended September 30, 2019 Compared with Three Months Ended September 30, 2018

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2019 totaled $3.2 million, an increase of $0.7 million, or 29%, as compared to $2.5 million recorded for the three months ended September 30, 2018. Research and development expenses consisted of the following:

	For the Three Months Ended
	September 30,
	2019	2018
Direct clinical and non-clinical expenses	$1,649,929	$1,239,753
Personnel-related expenses	729,011	675,259
Facilities and other expenses	566,933	332,129
Non-cash stock-based compensation expenses	255,323	240,432
Total research and development expenses	$3,201,196	$2,487,573

The increase in direct clinical and non-clinical expenses and personnel-related expenses is primarily due to an increase in contracted services and the hiring of three additional employees as we expanded our research and development activities for our micro-therapeutic products. The increase in facilities and other expenses was due to an increase in research and development related supplies and materials.

General and Administrative Expenses

General and administrative expense for the three months ended September 30, 2019 totaled $1.5 million, a decrease of $0.3 million, or 19%, as compared to $1.8 million recorded for the three months ended September 30, 2018. This decrease was primarily attributable to a decrease in legal and professional fees of $0.4 million due to higher expenses in 2018 related to activities performed to asses various financing opportunities. This was slightly offset by an increase in payroll expenses of $0.1 million from the hiring of an additional four employees.

Nine Months Ended September 30, 2019 Compared with Nine Months Ended September 30, 2018

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2019 totaled $10.8 million, an increase of $3.8 million, or 54%, as compared to $7.0 million recorded for the nine months ended September 30, 2018. Research and development expenses consisted of the following:

	For the Nine Months Ended
	September 30,
	2019	2018
Direct clinical and non-clinical expenses	$6,059,900	$3,429,097
Personnel-related expenses	2,253,951	1,726,250
Facilities and other expenses	1,308,022	1,281,763
Non-cash stock-based compensation expenses	1,156,241	556,722
Total research and development expenses	$10,778,114	$6,993,832

The increase in direct clinical and non-clinical expenses and personnel-related expenses is primarily due to an increase in contracted services and the hiring of three additional employees as we expanded our research and development activities for our micro-therapeutic products. The increase in non-cash stock-based compensation expense as compared to the 2018 period was primarily due to certain stock options that were accelerated and immediately vested in February 2019 as well as due to additional stock option grants in 2019.

General and Administrative Expenses

General and administrative expense for the nine months ended September 30, 2019 totaled $5.2 million, an increase of $1.1 million, or 28%, as compared to $4.1 million recorded for the nine months ended September 30, 2018. This increase was primarily attributable to an increase in payroll related expenses of $0.5 million due to the hiring of an additional four employees, $0.4 million in costs related to being a public company, $0.3 million in advertising and marketing expenses related to marketing analysis upon potential commercialization, $0.2 million of non-cash stock-based compensation, and $0.1 million in rent expense related to the addition of our new leased office space in New York, NY in August 2018. This was slightly offset by approximately $0.3 million decrease in professional fees due to higher expenses in 2018 related to the initial public offering and activities performed to assess various financing opportunities.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. At September 30, 2019, our accumulated deficit since inception was $52.4 million.

At September 30, 2019, we had working capital of $16.3 million and stockholders’ equity of $16.4 million. At September 30, 2019 and December 31, 2018, we had no debt outstanding.

At September 30, 2019, we had a cash balance of $18.3 million. We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we will likely need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the nine months ended September 30, 2019 and 2018, our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2019 was $14.9 million, which includes cash used to fund a net loss of $15.9 million, reduced by $1.9 million of non-cash expenses, plus $0.9 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2018 was $9.0 million, which includes cash used to fund a net loss of $11.1 million, reduced by $1.1 million of non-cash stock-based compensation, and partially offset by $0.9 million of cash provided by changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2019 was less than $0.1 million, which was related to purchases of property and equipment. There was no cash used in investing activities for the nine months ended September 30, 2018.

Cash provided by financing activities for the nine months ended September 30, 2019 totaled $13.5 million, which was attributable to $13.0 million of aggregate net proceeds from the sale of common stock in our public offering in July 2019 and $0.5 million of proceeds from the exercise of stock options. Cash provided by financing activities for the nine months ended September 30, 2018 totaled $24.8 million, which was primarily attributable to $25.1 million of proceeds from the sale of common stock in our initial public offering, reduced by issuance costs related to our initial public offering of $0.3 million.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of September 30, 2019 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2019, all net proceeds from our initial public offering have been deployed in the manner described in our final prospectus, dated January 24, 2018, filed with the SEC pursuant to Rule 424(b) relating to our Registration Statement on Form S-1.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.20	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.14	August 14, 2019

10.21	Form of Nonqualified Stock Option Agreement under Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.15	August 14, 2019

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Statements of Operations for the Nine Months Ended September 30, 2019 and 2018; (iii) Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018; and (iv) Notes to Financial Statements	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

November 13, 2019	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)