Form 10-K
period 2019-12-31
EYENOVIA, INC.
filed 2020-03-30
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

COMMISSION FILE NUMBER: 001-38365

EYENOVIA, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	47-1178401
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

295 Madison Avenue, Suite 2400 NEW YORK, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (917) 289-1117

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	EYEN	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2019 (based on the closing price of $4.30 on June 28, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $31,000,000. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 19,776,019 as of March 25, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2020 Annual Meeting of Stockholders currently scheduled to be held on June 11, 2020 are incorporated by reference into Part III hereof.

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

You should understand that the following important factors, in addition to those discussed in our periodic reports to be filed with the Securities and Exchange Commission, or the SEC, under the Securities Exchange Act of 1934, as amended, or the Exchange Act, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	fluctuations in our financial results and stock price, particularly given market conditions and the potential economic impact of COVID 19;

•	our need to raise additional money to fund our operations for the next twelve months as a going concern;

•	risks of our clinical trials including, but not limited to, the costs, design, initiation and enrollment (which could be adversely impacted by the coronavirus pandemic and resulting social distancing), timing, progress and results of such trials;

•	our expectations related to the use of proceeds from our financings;

•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash on hand and proceeds from our financings;

•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and needs for additional financing;

•	the potential advantages of our reprioritized pipeline;

•	our estimates regarding cost savings related to our reprioritized pipeline;

•	our estimates regarding the potential market opportunity for our product candidates;

•	our ability to develop and implement our anticipated commercialization, marketing and manufacturing capabilities and strategies;

•	the potential advantages of our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our intellectual property position;

•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;

•	our ability to attract and retain key personnel;

•	the impact of government laws and regulations;

•	our competitive position;

•	developments relating to our competitors and our industry;

•	our ability to maintain and establish collaborations or obtain additional funding;

•	general or regional economic conditions;

•	changes in U.S. GAAP; and

•	changes in the legal, regulatory and legislative environments in the markets in which we operate, including impacts of United States government shut-downs on our ability to raise money and obtain regulatory approval for our products.

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

Overview

We are a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose therapeutics utilizing our patented piezo-print delivery technology, branded the OptejetTM. Eyenovia aims to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver ophthalmic medication with a success rate significantly higher than that of traditional eye drops (~90% vs. ~ 50%). Eyenovia’s technology also can deliver up to a 75% reduction in ocular drug and preservative exposure and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and two Phase III trials. Using the Optejet, Eyenovia is developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the United States Food and Drug Administration, or the FDA. Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

On October 29, 2019, we announced that we were advancing the development of our MicroLine program for the improvement in the near vision in patients with presbyopia towards Phase III clinical studies. As a result of prioritizing MicroLine, in tandem with our MicroPine (progressive myopia) and MicroStat (mydriasis) programs, Eyenovia deferred development activities for its MicroProst (glaucoma and ocular hypertension) and MicroTears (red eye and itch relief lubrication) programs.

Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on nearby objects. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. Eyenovia plans to initiate and complete its Phase III VISION trials for MicroLine in 2020.

MicroPine is the Company’s first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching affecting approximately five million people in the United States. In February 2019, the FDA accepted Eyenovia’s investigational new drug application, or IND, to initiate its Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. Eyenovia enrolled its first patient in the CHAPERONE study in June 2019 and expects to complete enrollment in 2020.

MicroStat is Eyenovia’s fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated 80 million office-based comprehensive and diabetic eye exams performed every year in the United States. Eyenovia has completed its Phase III trials for MicroStat and announced positive results from these studies, known as MIST-1 and MIST-2. With the primary objectives of its Phase III program for MicroStat met, Eyenovia plans to submit a new drug application, or NDA, to the FDA in 2020 for marketing approval in the United States.

Results from Eyenovia’s previous Phase II clinical trials have been published in peer-reviewed literature. Two studies evaluating mydriatic agents demonstrated how the Optejet consistently delivered precision dosing at the volume of the eye’s natural tear film capacity of 6-8 µL, which reduced ocular and systemic drug and preservative exposure, while demonstrating pupil dilation comparable to conventional eye drops with fewer side effects. In the third study, Eyenovia evaluated usability, patient tolerability and IOP lowering of microdosed latanoprost administered with the Optejet. In this study, eyes receiving microdosed latanoprost achieved IOP reduction consistent with published literature on latanoprost eye drops, and administration of the medication was successful in a single attempt in more than 90% of cases. Based on the results from these clinical trials, we are advancing MicroLine, MicroPine, MicroStat, and MicroProst (should we resume the program) utilizing the 505(b)(2) pathway. Where possible, we also intend to use this pathway for future clinical trials in new indications with significant unmet needs.

The following summarizes our product pipeline and anticipated milestones:

Product Candidate	Indication	Next Expected Milestones
MicroLine	Presbyopia	Initiate and Complete Phase III VISION Trials (2020)
MicroPine	Pediatric Myopia Progression (Near-Sightedness)	Complete CHAPERONE Trial Enrollment (2020)
MicroStat	Mydriasis (Eye Dilation)	File NDA (2020)

Our Strategy

Our goal is to become a leading ophthalmic biopharmaceutical company focused on developing and commercializing a strong pipeline of first-in-class microdose therapeutics and a digital health platform for interactive patient care. The key elements of our strategy to achieve this goal are:

Establish a portfolio of first-in-class piezo-print micro-therapeutic products for multiple eye treatments through the 505(b)(2) pathway with the FDA. We are focused on integrating our next-generation technology with therapeutic compounds already well established in the topical treatment of ophthalmic indications. We believe that the 505(b)(2) registration pathway, which reduces development risk compared to new molecular entity programs by working with known compounds with well-established safety and efficacy profiles, will be available for our development pipeline. We believe our pipeline of patented micro-therapeutic product candidates will be highly differentiated by our improved tolerability and enhanced compliance profile and that our late-stage development programs could lead to NDA submissions in novel indications where the products can have unique dosing and therapeutic profiles. We believe that this could lead to favorable pricing and a reduced risk of generic substitution.

Improve clinical outcomes and patient experiences while providing an improved tolerability profile with our microdose therapeutics. We believe the Optejet will allow for high precision targeted microdosing for multiple eye treatments, while eliminating ophthalmic over-dosing and reducing ocular exposure to toxic preservatives and pharmacologic ingredients compared to conventional eye drop delivery mechanisms. Our clinical trials have demonstrated similar efficacy to eye drops, improved side effect profile and enhanced patient experience with the Optejet as compared to conventional eye drops.

Leverage our electronic, smartphone-enabled “e-health” technology to introduce and develop patient-specific compliance monitoring program. The Optejet’s mobile e-health technology is designed to track when a patient administers treatments, allowing physicians to monitor patient compliance more accurately. We believe this could enhance patient compliance and improve compliance monitoring by empowering patients and physicians with access to dynamic, real-time monitoring and compliance data for a more intelligent, informed and personalized therapeutic paradigm.

Develop microdose treatments for other ophthalmic diseases independently or in collaboration with third parties. The Optejet also may be suitable for new molecular entities and applications. Leveraging our existing platform technology, Eyenovia plans to continue developing, either independently or through strategic relationships with third parties, other product candidates for various eye diseases that can be administered using the Optejet and additional applications for the Optejet. We have entered into an exclusive agreement with Senju Pharmaceuticals Co., Ltd., a leading ophthalmology company in Japan, for the Asian development and commercial rights of our therapies and technology.

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

Limitations of Conventional Eye Therapies

Our microdosing platform technology aims to address the following issues associated with conventional eye drop-based therapies:

 Dosing, administration and waste of medication

Multiple third-party studies have confirmed challenges with administering conventional eye drops, which include overdosing, poor compliance, imprecise dosing, variability in drop size, and difficulty with self-administration. One study in patients who were experienced in using eye drops and undergoing treatment for glaucoma for at least six months documented that nine out of 10 patients were unable to administer treatment correctly at the end of the six-month study. Patients on average administered almost twice the necessary number of drops with a mean number of drops instilled at 1.8 (+/1 1.2) and one patient administered up to 8 drops at one time. In addition, approximately 75% of patients risked bottle contamination or potential ocular trauma by having the eye drop container touch their eyes. Another larger study in 139 patients demonstrated that the proportion of patients who were able to correctly administer their eye drops was only 22%–30%. Similarly, other studies have demonstrated that the vast majority of patients either overdose or do not administer the required therapy to the eye correctly, which leads to unnecessary waste of medication.

  Side effects associated with conventional macrodose therapies

Topical eye therapies are administered using traditional eye drop pipette approaches. While average tear volume of the eye is 6–8 µL, current eyedrop therapies can involve administration of 30–50 µL of liquid containing preservatives and pharmaceutical ingredients. Thus, traditional drops can severely overdose the eye, which, depending on the ingredients, can be associated with ocular side effects including hyperemia, or increased blood flow to the eye, redness, discomfort, stinging, blurred vision, burning, itching, excessive tearing, eye pain, iris pigment changes, foreign body sensation, pigment discoloration, periorbital dermatitis and sunken eye. For some topical medications, there also can be cardiovascular side effects such as changes in heart rate and arrhythmia that are caused when medications are absorbed into the circulation system from overdosing both through conjunctiva absorption and when drugs flow into the nose through the naso-lacrimal duct and are absorbed into the systemic circulation or swallowed. For example, phenylephrine can cause cardiovascular adverse reactions including an increase in blood pressure, syncope, myocardial infarction, tachycardia, arrhythmia and subarachnoid hemorrhage. Severe respiratory reactions and cardiac reactions, including death due to bronchospasm in patients with asthma, and rarely death in association with cardiac failure, have been reported following systemic or ophthalmic administration of timolol maleate.

MicroStat contains phenylephrine and tropicamide. However, as demonstrated in our Phase III study for this product candidate, patients administering MicroStat reported few ocular adverse events and no systemic adverse events when they administered our microdosed product candidate. Compared with historical data for traditional eye drops, MicroStat appeared to be much better tolerated, with low systemic absorption of phenylephrine alone.

With the Optejet, we believe that the known adverse event profile of pilocarpine, including headaches, also may be moderated to make MicroLine the preferred choice for presbyopia over potential pilocarpine drop options. The same is true with MicroPine, where we believe that microdosing may result in a better tolerated product for children.

Our Solution: The Optejet

The Optejet dispenser delivers doses of 6 – 8 µL, directly coating the corneal surface where 80% of intraocular drug penetration occurs. We believe that microdosing may reduce drug and toxic preservative exposure by more than 75%, thus reducing ocular irritation, and resulting in potentially gentler treatments without compromising the desired clinical effect. Our approach could also reduce inadvertent waste associated with poor administration of conventional macrodose drops.

We believe that we are one of the only companies with clinical stage technology for targeted microdosing of ophthalmic investigational therapies having fully completed the Phase III clinical studies needed to serve as the basis for an NDA submission. The Optejet is based on piezo-print technology, which is also used for pixel-sharp high-precision inkjet printing. The technology is optimized for and applied in ophthalmic delivery to achieve microdosing that can be many times more precise than conventional eye droppers. In addition, our smart, electronic system provides the capability to track when patients administer their medications and deliver this information to patients and physicians via Bluetooth connectivity. Thus, physicians can make decisions regarding therapeutic regimens with knowledge of patient compliance.

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

Speed of delivery: Our piezo-print technology is similar to high-precision ink-jet printing. Unlike a simple aerosolized mechanism, the Optejet is designed with ejection control that creates a fast and targeted micro-jet delivery. Solution is dispensed to the ocular surface in less than 100 milliseconds between the time the first droplet hits the corneal surface to the completion of dose delivery, which is faster than the average involuntary blink response time.

 Smart electronics: A key feature of the Optejet is the embedded electronic, smartphone enabled “e-health” system, which we believe is the first intelligent electronic delivery system for ophthalmic therapies. Our electronic functions are designed to enable patients and physicians to track when doses are administered. We believe this technology will improve compliance and chronic disease management by empowering patients and physicians with access to dynamic, real time monitoring and compliance data for a more intelligent and personalized therapeutic paradigm.

Clinical Trial Results

We have an established platform for microdose administration of ophthalmic solutions. Our preclinical and clinical studies suggest that a microdose of approximately 8 µL of medication results in clinical efficacy comparable to that of traditional eye drops, with the advantages of fewer ocular side effects and less systemic exposure. We can use our platform technology with either new or existing molecular entities. We have chosen the latter path for our initial pipeline product candidates.

Prior to initiation of our Phase III clinical studies, we conducted multiple preclinical and early phase studies to validate our piezo-print microdose delivery platform. Data from a canine model of glaucoma demonstrated more than 40% IOP lowering effect at microdose of 8–9 µL latanoprost. Another independent microdose study published in the Journal of Investigative Ophthalmology and Visual Science in 2014 further demonstrated that 3 µL microdose with timolol 0.5% can reduce systemic plasma levels of the drug by a factor of 17.

Diurnal IOP Lowering Effect of a Microdose of Latanoprost Delivered by Pipette vs. Piezo-Print Dispenser in a Canine Model

IOP Lowering Effect of Micro-Therapeutic Dose of Latanoprost in Canine Model

The Phase II EYN-1601 clinical trial compared the mydriatic effect of phenylephrine 10% microdosed (~7 µL in volume) with the Optejet (EYN) to phenylephrine 10% (PE 10%) and phenylephrine 2.5% (PE 2.5%) eye drops (each ~32 µL in volume) in 24 eyes. At 75-minute peak dilation, our microdose provided similar mydriatic results (at approximately 1/4 of the dose exposure) to the 10% phenylephrine drops, and superior activity compared to 2.5% phenylephrine drops.

Shown below is mean pupil diameter change from baseline for the 24 eyes studied. The asterisk at t=75 min indicates EYN is statistically better than PE 2.5% (p=0.009).

Pupil Diameter, Increase from Baseline, MM

This study was also informative with regard to systemic drug exposure of these topical treatments. As shown below, microdosed phenylephrine 10% (EYN1) demonstrated 35–40% lower plasma levels as compared with phenylephrine 10% eye drops (PE 10%).

As shown in the table below, there were also fewer ocular adverse events in the microdosed group (EYN) suggesting an improvement in tolerability as compared to 10% phenylephrine eye drops (PE 10%).

OCULAR ADVERSE EVENTS BY TREATMENT
Adverse Event Description	PE 10% (Eyedrops)	EYN (PE 10% microdose)
Ocular blurriness	1	0
Ocular burning/stinging/irritation	4	1
Ocular dryness	2	0
Subtotal by Treatment Group	7	1

The EYE-103 study investigated a combination of phenylephrine and tropicamide microdose treatment administered using the Optejet compared to conventional eye drops in 102 subjects (204 eyes). In this study, microdosing produced equivalent pupil dilation to eye drops and 91% of participants preferred medication administration with the Optejet versus eye drops (6% preferred eye drops, while 3% expressed no preference [p < 0.0001]). On a scale of 1 to 10, with 10 being most favorable, general satisfaction scores were higher with Optejet administration versus eye drops (9.8 ± 0.6 for Optejet vs 5.8 ± 3.0 for eye drops). Ocular comfort scores were nearly two times better with the Optejet than with eye drops.

In 2018, Eyenovia completed a third early phase trial (EYN-POC-PG-21) to extend the findings of the two previous trials evaluating Optejet administration of mydriatic agents. This study was a single-center, open-label, prospective, crossover design evaluating the usability, patient tolerability, and proof-of-concept of microdose administration of commercial latanoprost 0.005% using the Optejet. Thirty healthy volunteer subjects (60 eyes) were evaluated for eligibility and consented to study participation. Subsequently, at each of three treatment visits, IOP was measured in the morning. Afterwards, on Treatment Days 1 and 2, a single 8-µL microdose of latanoprost 0.005% ophthalmic solution was administered to each eye using the Optejet. On the morning of Treatment Day 3, each subject received 2 × 8-µL Optejet microdoses (administered approximately 5 minutes apart) in one eye and the other eye received a single eye drop of latanoprost 0.005% ophthalmic solution. For each treatment day, IOP was measured 1, 7, 12, and 24 hours after receiving medication and a mean diurnal IOP (DIOP) was calculated from the four readings. As shown below, mean DIOP after medication administration on Days 1 and 2 was lowered by 25.0% and 28.7%, respectively.

Mean bilateral DIOP and percent change in DIOP in eyes dosed using the Optejet through

Treatment Day 2 (N = 29 pairs of eyes from 29 evaluable subjects)

As shown below, on Day 3, mean DIOP was 35.5% lower than baseline for eyes receiving microdose latanoprost 0.005% using the Optejet, and 35.0% lower than baseline for eyes receiving a single drop of latanoprost 0.005%.

DIOP at Day 3 (N=29 Eyes of 29 Subjects per Treatment)

No clinically significant changes were noted in slit lamp observations (including hyperemia) for any subjects who received study treatment and no adverse events were reported. Subjects reported no-to-negligible ocular discomfort after medication administration using the Optejet.

Investigator-administered medication using the Optejet was evaluated in 60 eyes (1 spray/eye) on Days 1 and 2, and in 30 eyes (2 sprays/eye) on Day 3. Optejet administration was successful on the first attempt in 172 of the 180 cases (96%). Subject head movement and/or blinking and investigator proficiency with Optejet use resulted in the need for additional administration in the remaining 4% of cases, the majority of which (6/8) occurred on Day 1. Administration success was achieved on the first attempt on all Day 3 cases. There were no reports of unintentional overdosing, tear fluid overflow, or the dispenser nozzle touching the eye.

In a separate evaluation, subjects were trained on Optejet self-administration with sterile water and then asked to demonstrate Optejet use in each eye during the afternoon of each treatment day. By the afternoon of Day 3, qualified Eyenovia representatives judged that almost 90% of subjects were able to demonstrate accurate self-administration using the Optejet.

This study demonstrated Optejet medication administration to be easy to perform, safe, and comfortable to study subjects. Additionally, Optejet microdose administration of 0.005% latanoprost resulted in mean DIOP reduction similar to reported literature for use of latanoprost 0.005% ophthalmic solution administered as traditional eye drops.

Based on the results of these studies further validating microdose delivery of ophthalmic medication, we initiated Phase III programs in mydriasis in late 2018 and progressive myopia in 2019.

Our Product Candidates

In 2019, Eyenovia advanced the development of its MicroLine program for the improvement in near vision in patients with presbyopia towards Phase III clinical studies. As a result of prioritizing MicroLine, in tandem with its MicroPine (progressive myopia) and MicroStat (mydriasis) programs, the Company deferred development activities for its MicroProst (glaucoma and ocular hypertension) and MicroTears (red eye and itch relief lubrication) programs.

MicroLine

MicroLine is our proprietary microdosed version of pilocarpine, a common ophthalmic medication that can dose-dependently induces miosis, or a contraction of the pupil. It is a direct acting cholinergic parasympathomimetic agent that stimulates muscarinic acetylcholine receptors present on smooth muscles, including those in the iris and ciliary body. As a result, pilocarpine causes contraction of the iris sphincter muscle, which causes miosis.

Reducing pupil size with pilocarpine has been shown to improve near visual acuity in individuals who have presbyopia. In Benozzi et al, 2012, subjects aged 45‒50 years who bilaterally self-administered both pilocarpine 1% and diclofenac 0.1% eyedrops every 6 hours during the day for up to 5 years reported good improvement in near vision without compromising distance vision. Thus, pilocarpine’s miotic effect may be useful in treating the increasingly compromised near vision that parallels the development of presbyopia.

Background of Presbyopia and Market Opportunity

Presbyopia is the gradual decrease in the ability of the eye’s natural lens to accommodate in near vision, resulting in a loss of focus on near objects. In general, onset is around age 40 and is almost universal in adults over the age of 60. In the United States, there are approximately 113 million people with presbyopia; 20 million of them are between the ages of 45 and 65.

For many people, presbyopia is among the first overt signs of aging. There are psychological factors accompanying the use of spectacles and bifocals for the first time, as well as situational inconvenience for either not being able to see well or having to use a vision aiding device. With MicroLine, we plan to introduce a pharmaceutical option for improving near vision that can work as a companion to spectacles, for when patients wish not to use their reading glasses. Our market research indicates high interest in the product concept among people aged 45 – 60 years, representing a potential market of presbyopes of up to 15 million people.

Phase III Clinical Development Programs

We plan to evaluate whether topical ocular microdosing of pilocarpine using the Optejet dispenser in presbyopic individuals can effectively improve near vision without compromising distance vision and without causing the undesirable side effects of traditionally administered pilocarpine. Our two Phase III studies, VISION-1 and VISION-2, are planned to enroll and complete in 2020. These studies will evaluate the safety, tolerability, and efficacy of an Optejet-administered microdosing of pilocarpine 1% (approximately 0.080 mg/dose) and 2% (approximately 0.160 mg/dose) ophthalmic solutions versus placebo.

MicroPine

A key therapeutic program for Eyenovia is our first-in-class topical treatment for progressive myopia, a back-of-the-eye disease.

Background of Progressive Myopia and Market Opportunity

Myopia is an ocular disorder that results in blurry vision when looking at distant objects. This happens when the eyeball is too long or corneal curvature is too steep causing light entering the eye to be incorrectly focused. Myopia is one of the most common refractive errors seen in children. Myopia that is present in young children tends to increase through the school years. As myopia progresses, so does the risk of retinal detachment, cataracts, myopia maculopathy and even blindness. It is estimated that there are over 80 million children diagnosed with myopia worldwide and over 12 million in the United States between the ages of 5 and 13. Progressive myopia is estimated to affect close to half of these children in the United States.

Examples of Retinal Changes Due to Myopia

Progressive Myopia with Retinal Atrophy Changes

While currently there are no FDA-approved therapies for myopia progression, there is growing evidence of the therapeutic benefit of topical atropine ophthalmic solution, an anticholinergic agent used for pupil dilation and treatment of lazy eye, as a treatment to slow progression. Academic groups have demonstrated that low dose atropine solution reduces myopia progression 60-70%, with sustained effect through three years. A recent therapeutic evidence assessment and review by the American Academy of Ophthalmology, indicates Level 1 (highest) evidence of efficacy for low dose atropine for reduction of progressive myopia (Ophthalmology 2017;124:1857-1866; Ophthalmology 2016; 123(2) 391:399)). While atropine 1% ophthalmic solution is FDA-approved and commercially available in the United States for pupil dilation and treatment of lazy eye, commonly reported side effects such as burning and stinging during drop administration, and blurred vision and light sensitivity associated with its use make it undesirable for the treatment of progressive myopia in the pediatric population, thus impeding the drug’s clinical utility and adoption for myopia progression.

Our MicroPine program involves the development of a micro-formulation (dilute and low volume) of atropine ophthalmic solution for reduction of myopia progression in children.

Phase III Clinical Development Program

The FDA accepted Eyenovia’s IND to initiate our single Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. Eyenovia enrolled its first patient in the CHAPERONE study in June 2019 and expects to complete enrollment in 2020. The trial is a U.S.-based, multi-center, randomized, double-masked study enrolling more than 400 children and adolescents. Participants will be equally randomized to receive nightly treatment with either of two MicroPine treatment concentrations or a placebo control arm. The primary assessment of efficacy is based on reduction in myopia progression after 3 years of medication use. If the primary objectives of our Phase III study are met, we plan to submit an NDA based on this study as well as existing literature demonstrating the efficacy of low-dose atropine to reduce the progression of myopia in children to the FDA for marketing approval of MicroPine to slow the progression of myopia under the 505(b)(2) pathway.

MicroStat

MicroStat is the potentially first-in-class fixed combination micro-formulation product candidate for mydriasis (eye dilation) intended to facilitate the estimated 80 million office-based comprehensive and diabetic eye exams and four million ophthalmic surgical dilations performed every year in the United States. Our fixed combination product has been developed to facilitate efficient pupil dilation with the potential to reduce unintended effects of conventionally administered mydriatic agents. We believe the market for MicroStat exceeds $250 million in the United States alone.

Background of Mydriasis and Market Opportunity

There are more than an estimated 80 million topical mydriatic applications performed every year as a required part of the comprehensive dilated eye exam and standard retina fundoscopy for diabetic retinopathy screening, macular degeneration evaluation, glaucoma optic disc evaluation and many other back-of-the-eye conditions. There are an additional estimated four million applications for ocular surgery. Most optometrist and ophthalmologist offices maintain bottles of both phenylephrine and tropicamide eyedrops and use the drops in combination. Each bottle is used on multiple patients, which carries a risk of contamination and ocular infection. The bottles are purchased directly from suppliers and are not subject to insurance reimbursement. Our combination therapy, if approved, will allow the purchase of one product for eye dilation. Additionally, the Optejet does not come in direct contact with the eye, thus minimizing the risk of infection.

Most dilated eye exams require two separate topical pharmacologic agents/drops be administered sequentially (tropicamide, followed by phenylephrine). All current mydriatic formulations use conventional macrodose drop delivery (30–50 µL), which can significantly overdose the ocular surface whose physiologic capacity is only 6–8 µL. Studies demonstrate that standard macrodosed pharmacologic dilation is associated with significant ocular discomfort and mild-moderate eye pain. On the standard visual analogue scale for pain, such discomfort can exceed the levels of pain associated with a flu vaccine subcutaneous injection. Additionally, there are systemic safety concerns with mydriatic macrodosing for retinopathy of prematurity retinal screening and pediatric dilated eye exams. Studies comparing microdosed phenylephrine and cyclopentolate to traditional eye drops (30–50 µL drop size) in premature babies and in full-term infants have shown equivalent pupil dilation with drop sizes ranging from 5–8 µL while reducing systemic levels by more than 50%.

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

Pharmacologic mydriasis: dilated pupil after application

Phase III Clinical Development Program

We initiated Phase III clinical trials of fixed-combination phenylephrine 2.5% and tropicamide 1% administered using the Optejet for mydriasis in November 2018.

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

Two TEAEs (one event of mild instillation site pain and one event of moderate photophobia) were reported in the MicroStat group, while none were reported with the use of placebo. No non-ocular adverse events were reported. Essentially pain-free mydriasis was achieved without the use of a topical anesthetic, which is often the practice.

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

For administration of our product candidates, the patient receives both the base and the disposable cartridge. For refills, the patient receives only the disposable cartridge. Patients deliver their dose by attaching the cartridge to the base, pressing an activation button which loads a single drug dose, then, holding it between one and two inches from the eye while looking directly into an illuminated circle, pressing a second button to emit the micro-droplet delivered medication. The micro-droplets are emitted in a quickly repeating array, that in aggregate form a micro-jet. Solution is dispensed to the ocular surface in less than 100 milliseconds between the time the first droplet hits the corneal surface to the completion of dose delivery, which is faster than the average involuntary blink response time. The patient feels a wet sensation on the eye, but does not experience any pain, as demonstrated in studies to date. Several acute clinical trials have been performed to date that demonstrate the Optejet’s usability. As a precise and quick-delivered microdose, it does not drip down the face or drain down the naso-lacrimal duct thereby minimizing delivery of extra product or preservatives to the eye. The rechargeable base has intelligent power management and precision designed circuitry that maximizes battery life allowing for infrequent recharging, while providing consistent dose delivery over the life of each cartridge.

Our system is based on piezo-driven printer technology, which is also used for high-precision ink jet printing. In ink jet printing, piezo technology enables ink to be sprayed with precision to form letters and numbers on paper. Our patented system takes aspects of piezo driven printer technology, and applies it to the delivery of therapeutics to the eye.

Sales and Marketing

In light of our development stage, our commercial organization is focused on establishing relationships with potential strategic partners, key opinion leaders and medical organizations. These relationships will be important to the rapid acceptance and uptake of our products once they become available. We are also assessing sales, reimbursement and distribution strategies to maximize the value of our assets in development. We have licensed commercialization rights in Asia to Senju Pharmaceuticals and have retained global commercial rights for our product candidates in all other regions. As partial consideration, Senju Pharmaceuticals purchased $5 million of our Series A preferred stock in April 2015 (which subsequently converted to shares of our common stock in connection with our initial public offering). Pursuant to the exclusive license agreement, Senju Pharmaceuticals also agreed to pay us royalties equal to 5% of the net sales (excluding manufacturing costs, rebates and other charges) for the licensed products sold by Senju Pharmaceuticals on a semi-annual basis until the expiration of all patents or pending patent applications covering such licensed product, at which time the royalty rate will be reduced to 1%. The royalty payment will continue, on a country-by-country basis, until the latter of the 10th year of the first commercial sale of a licensed product in any country or the expiration of the licensed patents. Upon expiration of the agreement, Senju Pharmaceuticals will own an exclusive, fully paid up, irrevocable and perpetual license. The exclusive license agreement may be terminated by either party for any material breach by the other party that is not cured within 90 If so terminated by Senju Pharmaceuticals, the license will survive the termination with no further payment obligations to us. days of receipt of written notice by the breaching party. If so terminated by us, the license will terminate and Senju Pharmaceuticals will transfer all rights to regulatory approvals to us, with no refund or recovery of any development costs. Senju Pharmaceuticals may also terminate the exclusive license agreement without cause upon 60 days written notice on a country-by-country basis, in which event Senju Pharmaceuticals will transfer all rights to regulatory approvals pertaining to any licensed product to us.

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

Manufacturing

We currently rely on a combination of limited internal manufacturing capacity and third-party manufacturers located in the United States and abroad to produce the product candidates for our clinical trials. We manage such production with all our vendors on a purchase order basis. Relationships with vendors of critical components are governed by applicable service and supply agreements or purchase order terms. We do not currently have long-term agreements with these manufacturers or any other third-party suppliers. We intend to procure quantities on a purchase order basis for our clinical and initial commercial production. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternately sourced quantities of materials or services due to their unique and specialized nature. We also do not have any current contractual relationships for the manufacture of commercial supplies of our product candidates if they are approved. With respect to commercial production of our product candidates in the future, we plan to outsource production of the majority of the product candidates if they are approved for marketing by the applicable regulatory authorities.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources. Any product candidates that we successfully develop and commercialize may also compete with existing therapies and new therapies that may become available in the future.

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

For MicroLine, we are not aware of FDA-approved drugs for the improvement of near vision in patients with presbyopia. There are other pharmaceutical companies developing therapies for presbyopia, none of which makes use of microdosing technology or deliver medication as a spray.

We expect that both MicroStat and MicroLine would be “cash pay” products, as MicroStat is purchased directly by offices and used routinely in eye exams, and MicroLine would be considered an “aesthetic” prescription product not generally covered by third party insurance.

For MicroPine, we are not aware of any FDA-approved drugs to slow the progression of myopia. There are other versions of traditional eye drop atropine under development by other pharmaceutical companies for this indication. There also are versions of compounded topical atropine that have not been tested for their safety or efficacy that are dispensed on an individual basis to patients.

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

Patents

As of December 31, 2019, we owned nine U.S. issued and allowed utility patents, one issued design patent, and eight pending U.S. patent applications, as well as 53 issued foreign patents, 31 pending foreign patent applications, and one pending international PCT application.

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

Trademarks

Our products are marketed under trademarks and service marks that are owned by us. The following words are trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in the United States: EYENOVIA®, OPTEJET™, EYELATOVA™, EYETANO™.

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

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must take effect before human clinical trials may begin;

•	approval by an institutional review board, or IRB, an independent committee charged with protecting the rights and welfare of human research subjects participating in clinical trials, before each clinical trial site may initiate clinical trial enrollment;

•	performance of adequate and well-controlled human clinical trial(s) in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA;

•	review of the product by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of selected clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees, with few exceptions, and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

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

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the acceptance of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the clinical trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

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

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted in accordance with written study protocols detailing, among other things, study objectives, participant inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

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

Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to an RLD if  “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.”

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

Clinical Trial Approval in the European Union

Requirements for the conduct of clinical trials in the European Union including Good Clinical Practice, or GCP, are set forth in the Clinical Trials Directive 2001/20/EC and the GCP Directive 2005/28/EC. Pursuant to Directive 2001/20/EC and Directive 2005/28/EC, as amended, a system for the approval of clinical trials in the European Union has been implemented through national legislation of the E.U. member states. Under this system, approval must be obtained from the competent national authority of each E.U. member state in which a study is planned to be conducted. To this end, a clinical trial application is submitted, which must be supported by an investigational medicinal product dossier, or IMPD, and further supporting information prescribed by Directive 2001/20/EC and Directive 2005/28/EC and other applicable guidance documents. Furthermore, a clinical trial may only be started after a competent ethics committee has issued a favorable opinion on the clinical trial application in that country.

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

Healthcare Law and Regulation

Arrangements with healthcare providers, pharmacists, consultants, third-party payors and customers are subject to broadly applicable healthcare laws and regulations that may constrain our business and/or financial arrangements. Applicable federal and state healthcare laws and regulations include without limitation the following:

•	the federal Anti-Kickback Statute, which prohibits persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, if one purpose of the remuneration is to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which amended HIPAA to impose additional obligations, including mandatory contractual terms regarding the privacy, security and transmission of individually identifiable health information;

•	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value to clinicians and teaching hospitals and clinician ownership and investment interests; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Changes in the Healthcare Marketplace

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. There have been several federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and other medical products, government control, and other changes to the healthcare system in the United States.

The Patient Protection and Affordable Care Act of 2010, or ACA, included provisions related to the coverage of and payment for prescription drugs under government healthcare programs. With regard to pharmaceutical products, among other things, the ACA was designed to expand and increase industry rebates for drugs covered under Medicaid programs, impose an annual fee on branded pharmaceutical manufacturers and make changes to the coverage requirements under the Medicare Part D program. Although the ACA has been the target of numerous repeal efforts, cost containment for prescription drugs remains a priority under the current administration and the elements of the ACA intended to curb drug prices have higher levels of political support than some other aspects of the law. Among the provisions of the ACA of importance to our potential drug candidates are:

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

Employees

As of March 25, 2020, we had 27 full-time and two part-time employees. We also engage various consultants and contractors.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We might not be able to continue as a going concern which would likely cause our stockholders to lose most or all of their investment.

Our audited financial statements for the year ended December 31, 2019 were prepared under the assumption that we would continue as a going concern. However, our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2019, indicating that, without additional sources of funding, our cash at December 31, 2019 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 – Summary of Significant Accounting Policies – Liquidity and Going Concern of our financial statements included within this Annual Report on Form 10-K, however, management cannot assure you that its plans will be successful. In light of the foregoing, there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We need to raise additional capital in order to continue developing our product candidates into next year. Such funding might not be available on acceptable terms, or at all. Failure to obtain this necessary capital may force us to delay, limit or terminate certain of our product development efforts to continue operations.

We require substantial additional funding to continue our research and development activities into next year. We also need substantial funding to advance our commercialization efforts, and fund our operating expenses and other activities. If additional capital is not available when needed, including because of general market conditions, we may need to significantly scale back or reprioritize our research and development activities or cease our operations.

We will require substantial funds to discover, develop, protect and conduct research and development for our product candidates, including preclinical testing for future product candidates and clinical trials of any of our product candidates, and to manufacture and market any such product that may be approved for commercial sale. Even if we are successful in raising additional capital, such funds may prove to be insufficient for these activities. Our financing needs may change substantially because of research and development costs, competition, clinical trials and costs arising from additional regulatory approvals. We might not succeed in raising needed additional funds. The timing of our need for additional funds will depend on a number of factors, which factors are difficult to predict or may be outside of our control, including:

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

Until such time as we can generate substantial product revenues, we may attempt to finance our cash needs through equity offerings (such as our recent approximately $6 million private placement), debt financings, government and/or other third-party grants or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our investors’ ownership interest will be diluted. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more clinical research or development programs, which would adversely impact potential revenues, results of operations and financial condition.

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

We have incurred net losses of approximately $57.7 million since inception, have not generated any product sales revenue and have not achieved profitable operations. Our net losses were approximately $21.2 million and $17.3 million for the years ended December 31, 2019 and 2018, respectively. We expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. It could be several years, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing and clinical development of our product candidates;

•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;

•	seek marketing approvals for our current and future product candidates that successfully complete clinical trials;

•	continue to develop a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•	develop, maintain, expand and protect our intellectual property portfolio;

•	implement operational, financial and management systems; and

•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel.

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

We are a clinical-stage company which commenced active operations in 2014. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital and developing our product candidates. We have not yet demonstrated our ability to obtain regulatory approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability might not be as accurate as they could be if we had a longer operating history.

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

We have incurred significant net operating losses since our inception in July 2014. As of December 31, 2019, we had federal net operating loss carry-forwards of approximately $45.0 million, of which, approximately $10.8 million will expire at various dates from 2034 to 2037 for federal purposes. If we are unable to use carryforward tax losses to reduce our future taxable basis for corporate tax purposes, our business, results of operations and financial condition may be adversely affected.

Net operating loss and tax credit carry-forwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Pre-July 15, 2019, net operating loss carryforwards of approximately $35,000,000 are subject to an annual limitation of approximately $918,000.

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

If the clinical trials that we are required to conduct to gain regulatory approval are delayed or unsuccessful, we might not be able to market our product candidates. Additionally, because our product candidates are based on new technologies, we expect that our human clinical trials will require extensive research and development and have substantial manufacturing and processing costs. Accordingly, our clinical trial costs could be significantly higher than other conventional therapeutic technologies or drug products and could be delayed if we do not have adequate means to fund them.

We may experience delays in any phase of the development and commercial launch of product candidates, including during research and development and clinical trials. Implementing a clinical trial is time-consuming and expensive, particularly human clinical trials, and the outcome of any clinical trial is uncertain. The completion of any of these clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

•	patients do not enroll in our clinical trials (including due to any adverse impacts of the coronavirus pandemic and resulting social distancing and shelter in place orders) or results from patients are not received at the expected rate;

•	patients discontinue participation in a clinical trial prior to the scheduled endpoint set forth in the clinical protocol at a higher than expected rate, especially if such discontinuations interfere with our ability to assess the efficacy of our drug candidate;

•	patients experience adverse events from our treatment;

•	patients get hurt during a clinical trial for a variety of reasons that might not be related to our product candidates, including the advanced stage of their disease and other medical problems;

•	third-party clinical investigators do not perform the clinical trials in accordance with the anticipated schedule or consistent with the clinical trial protocol and good clinical practices or other third-party organizations do not perform data collection and analysis in a timely or accurate manner;

•	the FDA, IRBs, European Union regulatory authorities, or the European Medicines Agency, and national authorities, or other regulatory authorities do not approve a clinical trial protocol or place a clinical trial on hold;

•	enrollment and sample size of our clinical trials may be substantially different than estimated which may lead to longer timelines and larger expenses;

•	third-party clinical investigators engage in activities that, even if not directly associated with our clinical trials, result in their debarment, loss of licensure, or other legal or regulatory sanction;

•	regulatory inspections of manufacturing facilities, which may, among other things, require us to undertake corrective action or suspend the clinical trials;

•	changes in governmental regulations or administrative actions;

•	the interim results of the clinical trial, if any, are inconclusive or negative; and

•	the study design, although approved and completed, is inadequate to demonstrate effectiveness and safety.

Our dependence upon clinical trials in developing product candidates may impede them from reaching advanced stages of development and might prevent all or part of our commercial operations. To date, the situations regarding potential delays in research and development activities and clinical trials have yet to occur in a manner which adversely affects our research and development activities.

We may find it difficult to enroll or maintain participation of an adequate number of patients in our clinical trials, which could delay or prevent us from proceeding with clinical trials of our product candidates.

Identifying and qualifying patients to participate in our clinical trials is critical to our success. Patient enrollment depends on many factors, including the size and nature of the patient population, eligibility criteria for the clinical trial, the proximity of patients to clinical sites and their ability and willingness to participate in our trials (which may be adversely affected due to personal or environmental factors, including pandemics like COVID-19 and the resulting social distancing and shelter in place orders), the design of the clinical protocol, the availability of competing clinical trials, the availability of new drugs approved for the indication the clinical trial is investigating, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies. Any inability to locate, enroll and maintain participation of a sufficient number of patients in our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Delays in our clinical trials may also result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

In addition, any negative results we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials of that same product candidate. Delays in the enrollment for any clinical trial of our product candidates will increase our costs, slow down our product development and approval process and delay or potentially jeopardize our ability to commence product sales and generate revenue. In addition, some of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

Our research and development activities to develop ophthalmic microdose therapeutics utilizing our proprietary technology may be impeded due to scientific or technological difficulties or our lack of complete understanding of the challenges. Our research and development activities might not give rise to a marketable product and we might not succeed in developing a marketable product in a timely manner or in accordance with our estimated budgets. Even if we are successful in developing such products, there is no certainty that our products, when developed, will be found to be sufficiently effective and safe for use to receive regulatory approval for marketing, which would adversely impact our potential revenues, results of operations and financial condition.

Even if we complete the necessary preclinical studies for any new product candidates and clinical trials for existing product candidates, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue would be materially impaired.

Our business depends on the success of our lead research and development programs which will require additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. In addition, we do not have any products that have gained regulatory approval. Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidates. We are currently preparing for Phase III clinical trials for MicroLine and MicroPine and our ability to develop, obtain regulatory approval for, and successfully commercialize, current and any future product candidates will depend on several factors, including the following:

•	further ascertaining the FDA’s expectations with respect to the nonclinical and clinical testing requirements across the development programs;

•	successful completion of our current clinical trials or other clinical trials, which will depend substantially upon the satisfactory performance of third-party contractors;

•	successful achievement of the objectives of planned clinical trials, including manufacturability qualification of devices;

•	receipt of marketing approvals from the FDA, and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing and supply arrangements;

•	establishing a manufacturing and commercial infrastructure;

•	acceptance of the products by patients, the medical community and third-party payors;

•	establishing market share while competing with other therapies;

•	successfully executing any pricing and/or reimbursement strategy;

•	a continued acceptable safety and adverse event profile of the products following regulatory approval; and

•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the products.

Our business strategy includes developing several pipeline product candidates over the next approximately 3-4 years which will require additional clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. If we are unable to develop or receive marketing approval in a timely manner or at all, we could experience significant delays or an inability to commercialize the product, which would materially and adversely affect our business, financial condition and results of operations.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential or result in significant negative consequences following any potential marketing approval.

If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon our development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Any serious adverse or undesirable side effects identified during the development of our product candidates could interrupt, delay or halt clinical trials and could result in the denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing our product candidates and generating revenues from their sale. In addition, if any of our product candidates receive regulatory approval and we or others later identify undesirable adverse effects caused by the product, we could face one or more of the following consequences:

•	regulatory authorities may require the addition of labeling statements, such as a boxed warning or a contraindication, or other safety labeling changes;

•	regulatory authorities may require a Risk Evaluation and Mitigation Strategy;

•	regulatory authorities may withdraw their approval of the product;

•	regulatory authorities may seize the product;

•	we may be required to change the way that the product is administered, or conduct additional clinical trials or we may need to recall the product;

•	we may be subject to litigation or product liability claims fines, injunctions or criminal penalties; and

•	our reputation may suffer.

If the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We are currently focusing our research and product development efforts on our MicroLine, MicroPine and MicroStat products. Our understanding of both the number of people who have needs for these products, as well as the subset of people who have the potential to benefit from current product candidates, are based on estimates in published literature. While we believe these estimates are reasonable, they may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of presbyopia, progressive myopia and mydriasis. The number of patients in the United States and elsewhere may turn out to be lower than expected or these patients might not be otherwise amenable to our product candidates or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We may have difficulties convincing the medical community, third-party payors and consumers to accept and use any of our product candidates that may be approved for commercialization in the future. Other factors that we believe will affect market acceptance of our product candidates include:

•	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;

•	safety, efficacy and ease of administration of our product candidates;

•	the success of physician education programs;

•	the availability of any government and third-party payor reimbursement;

•	the pricing of our product candidates, particularly as compared to alternative treatment methods and medications;

•	the extent to which alternative treatment methods and medications are more readily available as compared to the availability of any product candidates that we may develop in the future; and

•	the prevalence and severity of any adverse effects.

We face significant competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully market or commercialize our product candidates.

The specialty pharma market is highly competitive. If we are unable to compete effectively with any existing products, new treatment methods and new technologies, we may be unable to commercialize therapeutic products that we may develop in the future.

The specialty pharma market is subject to rapid technological change and is significantly affected by existing rival products and medical procedures, new product introductions and the market activities of other participants. Pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations may pursue the research and development of technologies, drugs or other therapeutic products for the treatment of some or all of the diseases we are targeting. We may also face competition from products which have already been approved and accepted by the medical community for the treatment of these same indications.

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

Our insurance policies might not fully cover the risk of loss associated with our operations. We may need to increase our insurance coverage as we expand or undertake new our clinical trials for existing and future product candidates. We will need to further increase our insurance coverage if we commence commercialization of any of the product candidates for which we obtain marketing approval. Insurance coverage is increasingly expensive. We might not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In the event that we are required to pay damages for any such claim, we may be forced to seek bankruptcy or to liquidate because our asset and revenue base may be insufficient to satisfy the payment of damages and any insurance that we have obtained or may obtain for product or clinical trial liability might not provide sufficient coverage against potential liabilities.

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES AND

OTHER LEGAL COMPLIANCE MATTERS

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we might not be able to commercialize our product candidates, and our ability to generate revenue would be materially impaired.

Our product candidates are subject to extensive and burdensome governmental regulations relating to product development, manufacturing, marketing and commercialization, and sale, in addition to the laws and regulations applicable to clinical trials. Rigorous preclinical testing and clinical trials and related regulatory approval processes are required in the United States and in many foreign jurisdictions before a new product may be offered or sold. Satisfaction of these and other regulatory requirements is costly, time-consuming, uncertain and subject to unanticipated delays.

In the United States, the product candidates we intend to develop and market are regulated by the FDA under its drug development and review process. The time required to obtain FDA and other approvals for our product candidates is unpredictable. Before such product candidates can be marketed, we must obtain FDA approval of an IND permitting the conduct of clinical trials, then we must successfully complete human testing, and the FDA must approve our NDA. Even after successful completion of clinical testing, there is a risk that the FDA may request further information from us, disagree with our findings or otherwise undertake a lengthy review of our submission.

It is possible that FDA will not approve any application we submit. It is possible that none of the product candidates that we may develop will obtain the appropriate regulatory approvals necessary for us to commence the offer and sale of such products. Any delay or failure in obtaining required approvals could have a material adverse effect on our ability to generate revenues from a particular prospective product.

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions.

Because we intend to market any therapy that we may develop in jurisdictions in addition to the United States, such as the European Union and Asia, we will likely incur the same costs or more in satisfying foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing and commercialization of our product candidates. Approval by the FDA by itself does not assure approval by regulatory authorities outside the United States and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Each of these foreign regulatory approval processes includes all of the risks associated with the FDA approval process, as well as risks attributable to having to satisfy local regulations within each of these foreign jurisdictions. In addition, any failure or delay in obtaining regulatory approval in one country may negatively affect the regulatory process in other countries. Our inability to obtain regulatory approval outside the United States may adversely compromise our business prospects.

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

Violations of the Food Drug and Cosmetics Act (“FDCA”) relating to the promotion or manufacturing of drug products may lead to investigations by the FDA, Department of Justice, and/or state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws. In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

Our operations may be directly or indirectly affected by various broad U.S. federal and state healthcare fraud and abuse laws. These include the U.S. federal anti-kickback statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service for which payment may be made under U.S. federal healthcare programs, such as the Medicare and Medicaid programs. The U.S. federal anti-kickback statute is very broad in scope, and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, many states have adopted laws similar to the U.S. federal anti-kickback statute, and some of these laws are broader than that statute in that their prohibitions are not limited to items or services paid for by a U.S. federal healthcare program but, instead, apply regardless of the source of payment. Violations of these laws could result in fines, imprisonment or exclusion from government-sponsored programs.

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

The United States Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for clinician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives in this and similar legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from changes in laws applicable to federal and state healthcare programs may result in similar reduction in payment from private payors.

As is discussed above, several provisions of the ACA are important to our business, including, without limitation, our ability to commercialize our product candidates and the prices we may obtain for any of our product candidates that are approved for sale. Provisions of the ACA that are potentially important to our business include:

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, for instance, included measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs (“Sequestration”) . These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and similar laws, including ongoing legislative efforts to promote transparency and contain costs related to pharmaceutical prices, may result in additional reductions in Medicare and other third-party rates and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Continued efforts to repeal or replace the ACA and other efforts to reform the healthcare marketplace and delivery system, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. We expect that future reform efforts will continue to prioritize reductions in Medicare and other healthcare spending, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which any products we may develop are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

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

We have limited corporate infrastructure and may experience difficulties in managing growth.

As of March 25, 2020, we had only 27 full time employees and we rely on third-party contractors for the provision of professional and other services. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals for our product candidates. We rely on third parties for certain clinical development activities. Reliance on third parties reduces our control over these activities and does not relieves us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If any third parties we engage do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we might not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them, which may delay the affected clinical trial.

We contract with third parties for the manufacture of our product candidates including to provide materials required for the production of the Optejet and for our research and development activities. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently operate adequate internal manufacturing facilities for clinical or commercial production of our product candidates. We rely on a number of third parties for the supply of parts, formulations, active pharmaceutical ingredients, and other materials required for our manufacturing, research and development activities. If we were unable to reach agreements with these third parties, or if we were unable to maintain contractual relationships with these third parties, our research and development activities would be delayed.

We rely on third parties to provide the materials required for our research and development activities. Obtaining these materials can require various approvals as well as reaching a purchase or commercial agreement on acceptable terms with the provider of the materials. We might not be able to reach agreements with a sufficient number of suppliers or do so on acceptable terms. If we are unable to reach acceptable agreements with a sufficient number of suppliers of materials, our research and development activities will be delayed and our ability to implement our business plan will be compromised.

Our manufacturing process is a complicated and expensive and it requires months of advance planning. We rely on a limited number of manufacturers for our supply. If we were unable to acquire the necessary amount of deliverables to complete our clinical trials, our progress could be delayed substantially.

Additional potential risks related to reliance on third-party manufacturers include:

•

manufacturing delays if our third-party manufacturers are compromised due to environmental or political factors or health epidemics such as the coronavirus, they do not satisfactorily perform according to the terms of their agreements with us, or they give greater priority to the supply of other products over our product candidates or otherwise;

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

Assuming the other requirements for patentability are met, currently, the first to file a patent application is generally entitled to the patent. However, prior to March 16, 2013, in the United States, the first to invent was entitled to the patent. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions. Similarly, we cannot be certain that parties from whom we may license or purchase patent rights were the first to make relevant claimed inventions or were the first to file for patent protection for them. If third parties have filed patent applications on inventions claimed in our patents or applications on or before March 15, 2013, an interference proceeding in the United States can be initiated by such third parties to determine the first to invent any of the subject matter covered by the patent claims of our applications. If third parties have filed such applications after March 15, 2013, a derivation proceeding in the United States can be initiated by such third parties to determine whether our invention was derived from theirs.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and applications. The USPTO and various non- U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Under the terms of some of our licenses or future licenses, we may not have the ability to maintain or prosecute patents in the portfolio, and must therefore rely on third parties to comply with these requirements. Failure by us or our licensors to maintain protection of our patent portfolio could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

As of March 25, 2020, our management and members of our Board of Directors, in the aggregate, beneficially owned shares representing approximately 23% of our capital stock. As a result, they can substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders desire or result in management of our company that our public stockholders disagree with.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 25, 2020, we had 19,776,019 shares of common stock outstanding, including 2,675,293 shares of common stock that were issued in our recent private placement. The shares of common stock issued in our private placement and 3,344,154 shares of common stock issuable upon exercise of warrants also issued in that private placement may be resold without restriction upon effectiveness of the resale registration statement regarding such securities that we are required to file with the SEC within the next 30 days.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The stock market historically has experienced extreme price and volume fluctuations, such as those seen in February 2020 as a result of concerns the coronavirus will impact the economy worldwide. As a result of this volatility and because the public market for our stock is new, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in January 2018 through March 25, 2020, the per share trading price of our common stock has been as high as $10.74 and as low as $1.77. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

•	general economic, industry and market conditions, including as a result of the coronavirus pandemic;

•	our ability to successfully conduct clinical trials and submit NDAs;

•	results of clinical trials of our product candidates or those of our competitors;

•	the success of competitive products or technologies;

•	commencement or termination of collaborations;

•	regulatory or legal developments in the United States and other countries;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	the level of expenses related to any of our product candidates or clinical development programs;

•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the structure of healthcare payment systems;

•	market conditions in the pharmaceutical and biotechnology sectors;

•	the other factors described in this “Risk Factors” section.

We have broad discretion in the use of our cash, including the net proceeds from our financings, and might not use them effectively.

Our management will have broad discretion in the application of our cash, including the net proceeds from our December 2018 follow-on and July 2019 public offerings of common stock, and recent private placement, and could spend our cash in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, including the net proceeds from our financings, in a manner that does not produce income or that loses value.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Commencing with our fiscal year ending December 31, 2018, we performed system and process evaluation and testing of our internal control over financial reporting so that management could report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. Prior to our IPO, we had never been required to test our internal controls within a specified period.

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

Our principal executive offices are located in approximately 3,800 square feet of office space in New York City, NY. In addition, we lease approximately 1,000 square feet of office space in Reno, Nevada where we perform certain of our research and development activities. We also lease approximately 120 square feet of office space in Newport Beach, California for clinical and marketing team offices.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers

The following table sets forth information concerning our executive officers as of March 25, 2020:

Name	Age	Position
Tsontcho Ianchulev, M.D., M.P.H.	46	Chief Executive Officer, Chief Medical Officer and Director
John Gandolfo	59	Chief Financial Officer and Secretary
Jennifer “Ginger” Clasby	66	Vice President, Clinical Operations
Luke Clauson	42	Vice President, Research & Development, Manufacturing
Michael Rowe	58	Vice President, Commercial

Dr. Tsontcho Ianchulev has been serving as our Chief Executive Officer, Chief Medical Officer and a member of our Board of Directors since March 2014. From 2009 to 2016, he was the chief medical officer and the head of technology and business development for Transcend Medical, Inc. (acquired by Novartis International AG/Alcon, Inc. (NYSE: NVS)). Prior to that, while at Genentech, Inc. (NYSE: DNA, before going private in 2009), Dr. Ianchulev headed the ophthalmology research group and directed the development and the FDA approval of Lucentis. Dr. Ianchulev currently serves as a director of the ASCRS Foundation, and is a member of the Board of Directors of Iantrek, Inc. and AEye, Inc. He was formerly chairman of the board of directors of ianTECH from 2014 until its acquisition by Carl Zeiss Meditec AG (ETR: AFX) in 2019. Dr. Ianchulev received his B.S. from the University of Rochester. He received both his M.D. and an M.P.H. from Harvard University and completed his specialty training at the Doheny Eye Institute. Currently, Dr. Ianchulev serves as a professor in the New York Eye and Ear Infirmary of Mount Sinai.

John Gandolfo has been serving as our Chief Financial Officer and Secretary since December 2017. Mr. Gandolfo has approximately 30 years of experience as a chief financial officer of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas. Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Prior to joining Eyenovia, Mr. Gandolfo was Chief Financial Officer of Xtant Medical Holdings, Inc. (NYSE: XTNT) from July 2010 through September 2017. Prior to joining Xtant, he served as the Chief Financial Officer for Progenitor Cell Therapy LLC, the global contract development and manufacturing services platform of the Hitachi Chemical Regenerative Medicine Business Sector, represented in the United States by Hitachi Chemical Advanced Therapeutics Solutions, LLC, a manufacturer of stem cell therapies, from January 2009 to June 2010. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer of Power Medical Interventions, Inc. (acquired by Covidien Public Limited Company (NYSE: COV, which was in turn acquired by Medtronic Public Limited Company (NYSE: MDT)), a publicly held developer and manufacturer of computerized surgical stapling and cutter systems, from January 2007 to January 2009. Prior to joining Power Medical Interventions, Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies, Inc., a then publicly held supplier of needle-free drug delivery systems to the pharmaceutical and biotechnology industries, from September 2001 to May 2006, and served on the Bioject’s board of directors from September 2006 through May 2007. Prior to joining Bioject, Mr. Gandolfo was the Chief Financial Officer of Capital Access Network, Inc. (now known as CAN Capital, Inc.), a privately held specialty finance company, from 2000 through September 2001, and Xceed Software, Inc. (OTC: EXDW), an Internet consulting firm, from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc., a then publicly held, cancer-focused healthcare information company. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc., a then publicly held manager of diagnostic imaging centers throughout the United States. Mr. Gandolfo currently serves on the board of directors and audit committee of Odyssey Group International, Inc. (OTC: ODYY). Mr. Gandolfo received his B.A. in business administration from Rutgers University. He is a certified public accountant (inactive status) who began his professional career at Price Waterhouse.

Jennifer “Ginger” Clasby has been serving as our Vice President, Clinical Operations since September 2017. From 2009 to September 2017, she served as Vice President, Clinical & Regulatory Affairs/Quality Assurance at Transcend Medical, Inc. In that position, she was responsible for overseeing clinical operations and regulatory processes for the company’s clinical trials in the United States, Europe and Latin America, as well as worldwide regulatory affairs, quality assurance and compliance activities. She was also a pivotal executive with Promedica International, a contract research organization, from 1994 to 2009. Prior to that, Clasby worked with ophthalmic device companies American Medical Optics, Inc. (currently known as Johnson & Johnson Vision Care, Inc.) and Optical Radiation Corporation (now part of EssilorLuxottica (Euronext Paris: EL)) in various roles for approximately 14 years in the areas of clinical affairs, manufacturing operations, marketing and sales. She serves on the University of California-Irvine Extension Life Science Advisory Committee. She holds an M.S. degree in Industrial Engineering from Arizona State University and B.S. degrees in mathematics and physics from Guilford College.

Luke Clauson has been serving as our Vice President, Research & Development and Manufacturing since August 2017, as our Vice President, Research & Development. He founded a medical device-focused engineering development company, Innovative Drive Corporation, that has helped businesses of all sizes conceptualize and bring dozens of products to market, including several in ophthalmology, in 2004 and has been serving as its President since then. Mr. Clauson has been the President and a director of Inspire Products, Inc. since 2012 and also serves on the board of directors of Mimicmotion, Inc. From 2016 until 2018, he was Chief Operating Officer of ianTECH, Inc. From 2009 to 2016, Mr. Clauson was Vice President, Research & Development and Operations at Transcend Medical. He started his engineering career at Cardica, Inc. (now Dex Liquidating Co.), where he ultimately directed product development for the core anastomotic business. Mr. Clauson has extensive experience in designing, validating, achieving regulatory approval and scaling for commercialization with multiple products. He holds a B.Sc. in mechanical engineering from the University of California, Davis.

Michael Rowe has been serving as our Vice President, Commercial since October 2019 and, prior to that, since July 2018, as our Vice President, Marketing.  From February 2016 to June 2018, Mr. Rowe was head of Global Strategic Marketing, Ophthalmology at Aerie Pharmaceuticals, Inc. (NASDAQ: AERI), where he was responsible for the United States and international commercialization, planning and execution for Rhopressa®, for the lowering of elevated IOP in patients with open-angle glaucoma or ocular hypertension. Previously, he spent 12 years at Allergan plc (NYSE: AGN) in various roles supporting corporate strategic initiatives as well as strategic planning for the company’s worldwide glaucoma franchise, including the development of bimatoprost SR and the global launch of Ganfort® UD. Mr. Rowe also has held senior marketing roles at Bayer Healthcare Pharmaceuticals Inc., Women First HealthCare, Inc. (a former public company) and Pfizer Inc (NYSE: PFE). Mr. Rowe holds an M.Sc. in Human Factors/Experimental Psychology from Rensselaer Polytechnic Institute and a B.A. in Psychology from the State University of New York at Stony Brook.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock trades on the Nasdaq Capital Market under the symbol “EYEN.”

Based upon information furnished by our transfer agent, at March 25, 2020, we had approximately 125 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data.

Smaller reporting companies such as us are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based on, and should be read in conjunction with our financial statements for the years ended December 31, 2019 and 2018, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

Overview

We are a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose therapeutics utilizing our patented piezo-print delivery technology, branded the OptejetTM. Eyenovia aims to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver opthalmic medication with a success rate significantly higher than traditional eye drops (~ 90% vs. ~ 50%). Using its proprietary delivery technology, Eyenovia is developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the United States Food and Drug Administration, or the FDA. Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

On October 29, 2019, the Company announced that it is advancing the development of its MicroLine program for the improvement in near vision in patients with presbyopia towards Phase III clinical studies. As a result of prioritizing MicroLine, in tandem with its MicroPine (progressive myopia) and MicroStat (mydriasis) programs, the Company deferred development activities for its MicroProst (glaucoma and ocular hypertension) and MicroTears (red eye and itch relief lubrication) programs.

Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on nearby objects. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. Eyenovia plans to initiate and complete its Phase III VISION trials for MicroLine in 2020.

MicroPine is the Company’s first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching affecting approximately five million people in the United States. In February 2019, the FDA accepted Eyenovia’s investigational new drug application, or IND, to initiate its Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. Eyenovia enrolled its first patient in the CHAPERONE study in June 2019 and expects to complete enrollment in 2020.

MicroStat is Eyenovia’s fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated 80 million office-based comprehensive and diabetic eye exams performed every year in the United States. Eyenovia has completed its Phase III trials for MicroStat and announced positive results from these studies, known as MIST-1 and MIST-2. With the primary objectives of its Phase III program for MicroStat met, Eyenovia plans to submit a new drug application, or NDA, to the FDA in 2020 for marketing approval in the United States.

Results from our previous three Phase II clinical trials have been published in peer-reviewed literature. Two studies evaluating our mydriatic agents demonstrated how the Optejet consistently delivered precision dosing at the volume of the eye’s natural tear film capacity of 6-8 µL, which reduced ocular and systemic drug and preservative exposure, while demonstrating pupil dilation comparable to conventional eye drops with fewer side effects. In the third study, we evaluated usability, patient tolerability and IOP lowering of microdosed latanoprost administered with the Optejet. In this study, eyes receiving microdosed latanoprost achieved IOP reduction consistent with published literature on latanoprost eye drops, and administration of the medication was successful in a single attempt in more than 90% of cases. Based on the results from these clinical trials, we are advancing MicroLine, MicroPine, MicroStat, and MicroProst (should we resume the program) utilizing the 505(b)(2) pathway. Where possible, we also intend to use this pathway for future clinical trials in new indications with significant unmet needs.

We have not completed development of any product candidate and we have therefore not generated any revenues from product sales.

Historically, we have financed our operations principally through stock offerings, including our initial public offering and follow-on public offering that closed in January and December 2018, respectively and our public offering that closed in July 2019. Based upon our current operating plan, substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued exists. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs.

Our net loss was $21.2 million for the year ended December 31, 2019. As of December 31, 2019, we had working capital of $11.4 million and an accumulated deficit of $57.7 million.

Financial Overview

Revenue

We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products in the near future. Our ability to generate revenues will depend heavily on the successful development, regulatory approval and commercialization of our microdose therapeutic product candidates.

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our microdose- therapeutics and consist primarily of contract service expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, and non-cash stock-based compensation expense. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements. In addition, director and officer insurance premiums and investor relations costs associated with being a public company are expected to increase in future periods.

Results of Operations

Year Ended December 31, 2019 Compared with Year Ended December 31, 2018

Research and Development Expenses

Research and development expenses for the year ended December 31, 2019 totaled $14.1 million, an increase of $3.0 million, or 27%, as compared to $11.1 million recorded for the year ended December 31, 2018. Research and development expenses consisted of the following:

	For the Year Ended
	December 31,
	2019	2018
Direct clinical and non-clinical expenses	$7,830,488	$5,951,896
Personnel-related expenses	3,136,860	2,625,437
Supplies and materials	1,666,284	1,702,229
Non-cash stock-based compensation expenses	1,459,055	821,568
Other	9,762	17,966
Total research and development expenses	$14,102,449	$11,119,096

The increase in direct clinical and non-clinical expenses and personnel-related expenses is primarily due to an increase in contracted services and the hiring of three additional employees as we expanded our research and development activities for our microdose therapeutics. The increase in non-cash stock-based compensation expense as compared to the 2018 period was primarily due to certain stock options that were accelerated and immediately vested in February 2019 as well as due to additional stock option grants in 2019.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2019 totaled $7.2 million, an increase of $1.1 million, or 17%, as compared to $6.1 million recorded for the year ended December 31, 2018. The increase was primarily attributable to an increase in payroll related expenses of $0.7 million due to the hiring of an additional four employees, $0.3 million in incremental costs related to being a public company, $0.3 million of incremental non-cash stock-based compensation, $0.2 million in incremental rent expense related to the addition of our new leased office space in New York, NY in August 2018, and $0.2 million in incremental advertising and marketing expenses related to marketing analysis upon potential commercialization. This was offset by approximately $0.6 million less in professional fees due to higher expenses in 2018 related to the initial public offering and activities performed to assess various financing opportunities.

Liquidity and Going Concern

Since inception, we have experienced negative cash flows from operations. At December 31, 2019, our accumulated deficit since inception was $57.7 million.

At December 31, 2019, we had working capital of $11.4 million and stockholders’ equity of $11.7 million.

At December 31, 2019 and 2018, we had no debt outstanding.

At December 31, 2019, we had a cash and cash equivalents balance of $14.2 million. These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the years ended December 31, 2019 and 2018, our sources and uses of cash were as follows:

Net cash used in operating activities for the year ended December 31, 2019 was $18.9 million, which includes cash used to fund a net loss of $21.2 million, reduced by $2.5 million of non-cash expenses, partially offset by $0.2 million of net cash provided by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2018 was $13.1 million, which includes cash used to fund a net loss of $17.3 million, reduced by $1.6 million of non-cash expenses and $2.5 million of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities was $0.2 million and less than $0.1 million for the years ended December 31, 2019 and 2018 which was attributable to purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2019 totaled $13.5 million, which was primarily attributable to $13.0 million of net proceeds from the sale of common stock in our public offering and $0.5 million of net proceeds from the exercise of stock options. Net cash provided by financing activities for the year ended December 31, 2018 totaled $27.6 million, which was primarily attributable to $24.8 million of net proceeds from the sale of common stock in our initial public offering and $2.8 million of net proceeds from the sale of common stock in our follow-on public offering.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our critical accounting policies are included in Note 2 – Summary of Significant Accounting Policies of our financial statements included within this Annual Report on Form 10-K.

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 2 – Summary of Significant Accounting Policies of our financial statements included within this Annual Report on Form 10-K.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of December 31, 2019 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2019.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2020 Annual Meeting of Stockholders currently scheduled to be held on June 11, 2020, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit Committee is incorporated by reference from the section captioned “Corporate Governance Matters—Board Committees—Audit Committee” contained in our proxy statement related to the 2020 Annual Meeting of Stockholders.

We have adopted a code of business conduct and ethics relating to the conduct of our business by all of our employees, executive officers, and directors. The policy is posted on our website, www.eyenoviabio.com.

The information required by this Item concerning our executive officers is set forth at the end of Part I of this Annual Report on Form 10-K.

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section of the proxy statement captioned “Delinquent Section 16(a) Reports.”

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation,” and “Director Compensation” in the proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2019 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan, as amended	1,167,367	$2.86	15,333
2018 Omnibus Stock Incentive Plan, as amended	1,130,426	4.22	106,074
Equity compensation plans not approved by security holders	-	-	-
Total	2,297,793	$3.53	121,407

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

2.	Financial Statement Schedules:

None.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.2	Amended and Restated Bylaws	8-K	001-38365	3.1	March 12, 2018

4.1	Description of Securities	--	--	--	Filed herewith

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceuticals Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.2*	Engagement Letter and Offer of Employment, dated July 6, 2017, between Eyenovia, Inc. and Tsontcho Ianchulev	S-1	333-222162	10.2	December 19, 2017

10.2.1*	Correction Letter, dated November 8, 2017, between Eyenovia, Inc. and Tsontcho Ianchulev	S-1	333-222162	10.9	December 19, 2017

10.3*	Engagement Letter and Offer of Employment, dated July 6, 2017, between Eyenovia, Inc. and Luke Clauson	S-1	333-222162	10.3	December 19, 2017

10.4*	Engagement Letter and Offer of Employment, dated July 6, 2017, between Eyenovia, Inc. and Jennifer G. Clasby	S-1	333-222162	10.4	December 19, 2017

10.5*	Engagement Letter for Professional Services, dated July 6, 2017, between Eyenovia, Inc. and Curt LaBelle	S-1	333-222162	10.5	December 19, 2017

10.6	Amended and Restated Investors’ Rights Agreement, dated September 27, 2017, between Eyenovia, Inc. and investors party thereto	S-1	333-222162	10.6	December 19, 2017

10.7	Amended and Restated Right of First Refusal and Co-Sale Agreement, dated September 27, 2017, between Eyenovia, Inc. and investors party thereto	S-1	333-222162	10.7	December 19, 2017

10.8	Amended and Restated Voting Agreement, dated September 27, 2017, between Eyenovia, Inc. and investors party thereto	S-1	333-222162	10.8	December 19, 2017

10.9*	Master Consulting Services Agreement, dated November 4, 2014, between Eyenovia, Inc. and Private Medical Equity, Inc.	S-1	333-222162	10.10	December 19, 2017

10.10*	Engagement Letter for Professional Services, dated December 18, 2017, between Eyenovia, Inc. and John Gandolfo	S-1/A	333-222162	10.12	January 9, 2018

10.11*	Eyenovia, Inc. 2018 Omnibus Stock Incentive Plan	8-K	001-38365	10.13	June 14, 2018

10.11.1*	Eyenovia, Inc. 2018 Omnibus Stock Incentive Plan, as amended	8-K	001-38365	10.11.1	June 12, 2019

10.12*	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38365	10.14	June 14, 2018

10.13*	Form of Restricted Stock Award Agreement	8-K	001-38365	10.15	June 14, 2018

10.14*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Tsontcho Ianchulev.	8-K	001-38365	10.16	February 19, 2019

10.15*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo.	8-K	001-38365	10.17	February 19, 2019

10.16*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Luke Clauson.	8-K	001-38365	10.18	February 19, 2019

10.17*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Michael Rowe.	8-K	001-38365	10.19	February 19, 2019

10.18*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Jennifer Clasby.	8-K	001-38365	10.20	February 19, 2019

10.19	Form of Nondisclosure, Assignment of Inventions and Noncompetition Agreement.	8-K	001-38365	10.21	February 19, 2019

10.20*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended.	8-K	001-38365	10.14	August 14, 2019

10.21*	Form of Nonqualified Stock Option Agreement.	8-K	001-38365	10.15	August 14, 2019

23.1	Consent of Marcum LLP	--	--	--	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2019 and 2018; (ii) Statements of Operations for the Years Ended December 31, 2019 and 2018; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2019 and 2018; (iv) Statements of Cash Flows for the Years Ended December 31, 2019 and 2018; and (v) Notes to Financial Statements	--	--	--	Filed herewith

* Management contract or other compensatory plan.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYENOVIA, INC.

Date: March 30, 2020	By:	/s/ Tsontcho Ianchulev
Tsontcho Ianchulev
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tsontcho Ianchulev	Chief Executive Officer	March 30, 2020
Tsontcho Ianchulev	(Principal Executive Officer) and Director

/s/ John Gandolfo	Chief Financial Officer	March 30, 2020
John Gandolfo	(Principal Financial and Accounting Officer)

/s/ Fredric N. Eshelman	Chairman of the Board and Director	March 30, 2020
Fredric N. Eshelman

/s/ Curt H. LaBelle	Director	March 30, 2020
Curt H. LaBelle

/s/ Kenneth B. Lee, Jr.	Director	March 30, 2020
Kenneth B. Lee, Jr.

/s/ Ernest Mario	Director	March 30, 2020
Ernest Mario

/s/ Charles E. Mather IV	Director	March 30, 2020
Charles E. Mather IV

/s/ Anthony Y. Sun	Director	March 30, 2020
Anthony Y. Sun

EYENOVIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eyenovia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eyenovia, Inc. (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
March 30, 2020

EYENOVIA, INC.

Balance Sheets

	December 31,
	2019	2018
Assets

Current Assets:
Cash and cash equivalents	$14,152,601	$19,728,200
Prepaid expenses and other current assets	196,680	132,756

Total Current Assets	14,349,281	19,860,956

Property and equipment, net	230,538	36,738
Security deposit	117,800	117,800

Total Assets	$14,697,619	$20,015,494

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,541,358	$1,509,524
Accrued compensation	916,873	912,104
Accrued expenses and other current liabilities	453,430	677,213

Total Current Liabilities	2,911,661	3,098,841

Deferred rent	45,351	41,584

Total Liabilities	2,957,012	3,140,425

Commitments and contingencies (Note 8)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
0 shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized;
17,100,726 and 11,468,996 shares issued and outstanding as of December 31, 2019 and 2018, respectively	1,710	1,147
Additional paid-in capital	69,409,949	53,388,216
Accumulated deficit	(57,671,052)	(36,514,294)

Total Stockholders' Equity	11,740,607	16,875,069

Total Liabilities and Stockholders' Equity	$14,697,619	$20,015,494

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Operations

	For the Years Ended December 31,
	2019	2018
Operating Expenses:
Research and development	$14,102,449	$11,119,096
General and administrative	7,206,095	6,137,347

Total Operating Expenses	21,308,544	17,256,443

Loss From Operations	(21,308,544)	(17,256,443)

Other Income:
Interest income	151,786	3,335

Net Loss	$(21,156,758)	$(17,253,108)

Net Loss Per Share
- Basic and Diluted	$(1.47)	$(1.82)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	14,349,738	9,476,706

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

	Convertible Preferred Stock								Additional		Total
	Series A		Series A-2		Series B		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2018	2,932,431	$293	788,827	$79	918,983	$92	2,566,530	$257	$24,351,138	$(19,261,186)	$5,090,673

Conversion of convertible preferred
stock into common stock upon
completion of initial public offering	(2,932,431)	(293)	(788,827)	(79)	(918,983)	(92)	4,702,116	470	(6)	-	-

Issuance of common stock in initial public offering [1]	-	-	-	-	-	-	2,730,000	273	24,547,530	-	24,547,803

Issuance of common stock in follow-on public offering [2]	-	-	-	-	-	-	1,380,000	138	2,817,611	-	2,817,749

Exercise of warrants on a cashless basis	-	-	-	-	-	-	61,385	6	(6)	-	-

Exercise of stock options	-	-	-	-	-	-	28,965	3	56,479	-	56,482

Stock-based compensation	-	-	-	-	-	-	-	-	1,615,470	-	1,615,470
					-
Net loss	-	-	-	-	-	-	-	-	-	(17,253,108)	(17,253,108)

Balance - December 31, 2018	-	-	-	-	-	-	11,468,996	1,147	53,388,216	(36,514,294)	16,875,069

Issuance of common stock in public offering [3]	-	-	-	-	-	-	5,046,763	505	12,958,070	-	12,958,575

Exercise of stock options on a cashless basis	-	-	-	-	-	-	236,466	24	(24)	-	-

Exercise of stock options	-	-	-	-	-	-	348,501	34	551,743	-	551,777

Stock-based compensation	-	-	-	-	-	-	-	-	2,511,944	-	2,511,944

Net loss	-	-	-	-	-	-	-	-	-	(21,156,758)	(21,156,758)

Balance - December 31, 2019	-	$-	-	$-	-	$-	17,100,726	$1,710	$69,409,949	$(57,671,052)	$11,740,607

[1] Includes gross proceeds of $27,300,000, less total issuance costs of $2,752,197.

[2] Includes gross proceeds of $3,381,000, less total issuance costs of $563,251.

[3] Includes gross proceeds of $14,030,001, less total issuance costs of $1,071,931.

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2019	2018
Cash Flows From Operating Activities
Net loss	$(21,156,758)	$(17,253,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,343	19,129
Stock-based compensation	2,511,944	1,615,470
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(63,924)	(95,607)
Due from related party	-	-
Accounts payable	31,834	1,263,140
Accrued compensation	4,769	912,104
Accrued expenses and other current liabilities	(266,283)	503,950
Security deposit	-	(117,800)
Deferred rent	3,767	41,584

Net Cash Used In Operating Activities	(18,919,308)	(13,111,138)

Cash Flows From Investing Activities
Purchases of property and equipment	(166,643)	(27,907)

Net Cash Used In Investing Activities	(166,643)	(27,907)

Cash Flows From Financing Activities
Proceeds from sale of common stock in initial public offering [1]	-	25,089,000
Payment of initial public offering issuance costs	-	(345,497)
Proceeds from sale of common stock in follow-on public offering [2]	-	3,084,330
Payment of follow-on public offering issuance costs	-	(266,581)
Proceeds from sale of common stock in public offering [3]	13,214,949	-
Payment of public offering issuance costs	(256,374)	-
Proceeds from exercise of stock options	551,777	56,482
Net Cash Provided By Financing Activities	13,510,352	27,617,734
Net (Decrease) Increase in Cash and Cash Equivalents	(5,575,599)	14,478,689
Cash and cash equivalents - Beginning of Year	19,728,200	5,249,511

Cash and cash equivalents - End of Year	$14,152,601	$19,728,200

[1] Includes gross proceeds of $27,300,000, less issuance costs of $2,211,000 deducted directly from the offering proceeds.

[2] Includes gross proceeds of $3,381,000, less issuance costs of $296,670 deducted directly from the offering proceeds.

[3] Includes gross proceeds of $14,030,001, less total issuance costs of $815,052 deducted directly from the offering proceeds.

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrued purchases of leasehold improvements	$42,500	$-
Exercise of warrants on a cashless basis	$-	$6
Exercise of stock options on a cashless basis	$24	$-
Conversion of convertible preferred stock into common stock	$-	$470
Reversal of previously accrued initial public offering issuance costs	$-	$(133,000)
Reclassification to additional paid-in capital for initial public offering issuance costs that were previously paid	$-	$(195,700)

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Eyenovia. Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose therapeutics utilizing its patented piezo-print delivery technology, branded the OptejetTM. Eyenovia aims to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver opthalmic medication with a success rate significantly higher than that of traditional eye drops (~ 90% vs. ~ 50%). Using its proprietary delivery technology, Eyenovia is developing the next generation of smart ophthalmic therapies which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration (the “FDA”). Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

Note 2 – Summary of Significant Accounting Policies

Liquidity and Going Concern

The Company has not yet generated revenues or achieved profitability and expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

On October 29, 2019, the Company announced that it is advancing its MicroLine program for the improvement in near vision in patients with presbyopia towards Phase III clinical studies. As a result of prioritizing MicroLine, in tandem with its Mircropine (progressive myopia) and MicroStat (mydriasis) programs, the Company deferred development activities for its MicroProst (glaucoma and ocular hypertension) and MicroTears (red eye and itch relief lubrication) programs. The Company believes the re-prioritization of its programs will yield overall cost savings of approximately $1.5 million to $1.9 million in 2020.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 – Summary of Significant Accounting Policies – Continued

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

The Company has cash deposits and U.S. treasury bills in a financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of December 31, 2019 and 2018, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $13,902,601 and $19,478,200, respectively.

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

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment losses during the years ended December 31, 2019 and 2018.

Deferred Offering Costs

Deferred offering costs, which primarily consist of direct, incremental professional fees incurred in connection with the Company’s IPO as well as other private equity offerings are capitalized as non-current assets on the balance sheet. Upon the closing of the offering, the deferred offering costs are offset against the offering proceeds. The Company had $0 in deferred offering costs at December 31, 2019 and 2018.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 – Summary of Significant Accounting Policies – Continued

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

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, due from related party, accounts payable, accrued expenses and other current liabilities approximate fair values due to the short-term nature of these instruments.

Income Taxes

The Company is subject to Federal, New York State and City, and State of California income taxes and files tax returns in those jurisdictions.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts (“temporary differences”) at enacted tax rates in effect for the years in which such temporary differences are expected to reverse.

The Company utilizes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as general and administrative expenses in the consolidated statements of operations.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2019	2018
Options	2,237,438	2,220,868
Restricted stock units	60,355	20,165
Total potentially dilutive shares	2,297,793	2,241,033

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. This amendment will be effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. The FASB issued ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” in March 2019 and ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2019-01, ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating ASU 2016-02 and its impact on its financial position, results of operations, and cash flows.

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

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements - Continued

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating ASU 2019-12 and its impact financial position, results of operations, and cash flows.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The new standard is effective for fiscal years beginning after December 15, 2018. The new standard requires adoption on a retrospective basis unless it is impracticable to apply, in which case a company would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this standard on January 1, 2019 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation — Stock Compensation (Topic 718)” (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity of financial reporting for non-employee share-based payments. Currently, the accounting requirements for non-employee and employee share-based payments are significantly different. ASU 2018-07 expands the scope of Topic 718, which currently only includes share-based payments to employees, to include share-based payments to non-employees for goods or services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, “Equity — Equity-Based Payments to Nonemployees.” The amendments to ASU 2018 - 07 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than a company’s adoption date of ASU No. 2014-09, (Topic 606), “Revenue from Contracts with Customers.” The Company adopted this standard on January 1, 2019 and it did not have a material impact on the Company’s financial position, results of operations or cash flow.

Note 3 – Prepaid Expenses and Other Current Assets

As of December 31, 2019 and 2018, prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
Payroll tax receivable	$95,233	$-
Prepaid insurance expenses	33,923	39,465
Prepaid research and development expenses	17,978	-
Prepaid patent expenses	12,404	10,562
Prepaid conference expenses	10,600	7,000
Prepaid rent and security deposit	2,463	75,729
Other	24,079	-
Total prepaid expenses and other current assets	$196,680	$132,756

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 4 – Property and Equipment, Net

As of December 31, 2019 and 2018, property and equipment consisted of the following:

	December 31,
	2019	2018
Equipment	$229,529	$62,886
Leasehold improvements	82,500	40,000
	312,029	102,886
Less: accumulated depreciation and amortization	(81,491)	(66,148)
Property and equipment, net	$230,538	$36,738

Depreciation and amortization expense was $15,343 and $19,129 for the years ended December 31, 2019 and 2018, respectively, of which $9,762 and $17,966 was included within research and development expenses and $5,581 and $1,163 was included in general and administrative expenses in the statements of operations for the years ended December 31, 2019 and 2018, respectively.

Note 5 – Accrued Expenses and Other Current Liabilities

As of December 31, 2019 and 2018, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2019	2018
Accrued research and development expenses	$208,175	$375,204
Accrued professional services	97,396	111,728
Credit card payable	56,979	9,466
Leasehold improvements	42,500	-
Accrued franchise tax	40,995	-
Accrued travel and entertainment expenses	7,385	-
Accrued legal expenses	-	168,650
Other	-	12,165
Total accrued expenses and other current liabilities	$453,430	$677,213

Note 6 – Accrued Compensation

As of December 31, 2019 and 2018, accrued compensation consisted of the following:

	December 31,
	2019	2018
Accrued bonus expenses	$897,839	$694,490
Accrued payroll expenses	19,034	217,614
Total accrued compensation	$916,873	$912,104

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 – Income Taxes

The provision for income taxes consists of the following expenses (benefits):

	For the Years Ended
	December 31,
	2019	2018
Deferred tax provision (benefit):
Federal	$(4,999,920)	$(3,516,722)
State and local	68,762	(47,238)
	(4,931,158)	(3,563,960)
Change in valuation allowance	4,931,158	3,563,960
Provision for income taxes	$-	$-

The provision for income taxes differs from the United States Federal statutory rate as follows:

	For the Years Ended
	December 31,
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax rate, net of federal benefit	0.1%	0.3%
Permanent differences	(0.2)%	(0.8)%
Research & development tax credits	3.0%	2.8%
Prior period adjustments and other	(0.6)%	(2.6)%
Change in valuation allowance	(23.3)%	(20.7)%
Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following:

	As of December 31,
	2019	2018
Net operating loss carryforwards	$9,479,512	$5,453,854
Stock-based compensation expense	943,370	616,207
Property and equipment	(14,030)	2,486
Intangibles	328,773	310,230
Research and development tax credits	1,584,753	1,008,443
Deferred tax assets	12,322,378	7,391,220
Valuation allowance	(12,322,378)	(7,391,220)
Deferred tax assets, net	$-	$-

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 – Income Taxes – Continued

As of December 31, 2019, the Company had approximately $45,000,000 of domestic Federal net operating loss carryforwards ("NOLs") that may be available to offset future Federal taxable income. Approximately $10,800,000 of those NOLs will expire during the years ranging from 2034 to 2037. The remaining NOLs of approximately $34,200,000 have no expiration dates. Internal Revenue Code Section 382 limits the utilization of approximately $35,000,000 of those NOLs to approximately $918,000 on an annual basis as a result of ownership changes that occurred through July 15, 2019. As of December 31, 2019, the Company had minimal state net operating loss carryforwards that may be available to offset future state taxable income as it conducted most of its operations in Nevada which does not tax corporate income.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 Income Taxes ("ASC 740"). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2019 and 2018, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2019 and 2018. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2019 and 2018. No tax related interest or penalties were incurred during the years ended December 31, 2019 and 2018. The Company's State of California income tax returns beginning with the year ended December 31, 2015 remain subject to examination. The Company's Federal and New York State and City income tax returns beginning with the year ended December 31, 2016 remain subject to examination.

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

Future minimum payments under this operating lease agreement are as follows as:

For the Year Ending December 31,	Minimum Lease Payments
2020	$244,853
2021	251,586
2022	258,505
2023	198,157
$953,101

See Note 9 – Related Party Transactions – Lease Agreements for details of a lease agreement with a related party.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 – Commitments and Contingencies - Continued

Employment Agreements

Effective February 15, 2019, the Company entered into at-will executive employment agreements with Tsontcho Ianchulev, its Chief Executive Officer and Chief Medical Officer, John Gandolfo, its Chief Financial Officer, Jennifer Clasby, its Vice President, Clinical Operations, Luke Clauson, its Vice President, Research and Development and Manufacturing (“VP of R&D”), and Michael Rowe, now its Vice President, Commercial.

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

Each of the employment agreements also provides that if, within 12 months following any “Corporate Transaction” (as defined in the employment agreements) of the Company, the executive’s employment is terminated by the Company without Cause or the executive suffers an Involuntary Termination, provided that the executive has signed a full release of all claims, the executive will be entitled to receive, in lieu of what is described in the above paragraph: (i) severance pay equal to 12 months of his or her then-current base salary (currently estimated at approximately $1,677,000 in the aggregate), and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his or her spouse and dependents for a period of 12 months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

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

Note 9 – Related Party Transactions

Consulting Agreements

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The Company incurred expenses of $213,521 and $162,929 for the years ended December 31, 2019 and 2018, respectively, related to the agreement which was included within general and administrative expenses on the statements of operations.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 9 – Related Party Transactions – Continued

Lease Agreements

The Company paid $4,000 per month as of January 2018, respectively, to a company controlled by a member of its Board of Directors for office space in New York, NY for its Chief Executive Officer (“CEO”). The Company left the space on August 31, 2018. The Company’s rent expense for this space amounted to $0 and $32,000 for the years ended December 31, 2019 and 2018, respectively, related to the office space, which was included within general and administrative expenses on the statements of operations.

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, Nevada with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The Company made $82,500 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense for this space amounted to $48,144 and $47,270 for the years ended December 31, 2019 and 2018, respectively.

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the years ended December 31, 2019 and 2018, the Company recognized research and development expense of $851,746 and $863,355, respectively, related to services provided by such vendor. The Company had a liability of $89,052 and $100,667 to the vendor as of December 31, 2019 and 2018, respectively.

The Company recognized $186,160 and $182,275 of compensation expense related to the VP of R&D’s salary during the years ended December 31, 2019 and 2018, respectively.

License Agreement

During 2015, the Company entered into a license agreement with Senju Pharmaceuticals Co., Ltd. (“Senju”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of a microdose product candidate in Asia; or (ii) the expiration of the licensed patents. As of the date of this filing, there had been no commercial sales of a microdose product candidate in Asia, so no royalties had been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially own greater than 5% of the Company’s common stock.

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

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Stockholders’ Equity – Continued

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

Equity Incentive Plans

On January 5, 2018, the Company’s Board of Directors and stockholders approved an amendment to the Company’s 2014 Equity Incentive Plan (“2014 Plan”) to increase the number of shares of common stock authorized under the 2014 Plan from 1,733,333 shares to 1,866,667 shares. As of December 31, 2019, there were 15,333 shares available for future issuance under the 2014 Plan.

On March 6, 2018, the Company’s Board of Directors adopted the 2018 Omnibus Stock Incentive Plan (“2018 Plan”), which stockholders approved on June 11, 2018. The 2018 Plan was subsequently amended by the Board on April 5, 2019 and approved by stockholders on June 11, 2019 (the “2018 Plan, as amended”). The 2018 Plan, as amended, provides for the issuance of incentive stock options, nonstatutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock and restricted stock units (“RSUs”) to employees, directors and consultants of the Company and its affiliates. The 2018 Plan, as amended, terminates on June 11, 2028. The 2018 Plan, as amended, requires the exercise price of stock options to be greater than or equal to the fair value of the Company’s common stock on the date of grant. There are 1,250,000 shares of common stock authorized under the 2018 Plan, as amended. As of December 31, 2019, there were 106,074 shares available for future issuance under the 2018 Plan, as amended.

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

On July 15, 2019, the Company closed an underwritten public offering of 4,388,490 shares of its common stock at a public offering price of $2.78 per share. The Company granted the underwriters a 30-day over-allotment option to purchase up to an additional 658,273 shares of the Company’s common stock at the same price, which was exercised in full on July 16, 2019. Including the over-allotment shares, the Company issued a total of 5,046,763 shares in the underwritten public offering, and received gross proceeds of approximately $14.0 million and net proceeds of approximately $13.0 million, after deducting underwriting discounts, commissions and other offering expenses, which were recorded as a reduction of additional paid-in capital.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Stockholders’ Equity – Continued

Series A and Series A-2 Convertible Preferred Stock

The Series A and Series A-2 Convertible Preferred Stock did not contain a redemption provision and an overall analysis of its features performed by the Company determined that it was more akin to equity and, therefore, it has been classified within stockholders’ equity on the balance sheet. While the embedded conversion option (“ECO”) was subject to an anti-dilution price adjustment, since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and accounted for as a derivative liability under ASC 815. The Company determined that the preferred stock did not contain a beneficial conversion feature because the conversion price exceeded the estimated fair value of the Company’s common stock as of the commitment date.

The Series A and Series A-2 Convertible Preferred Stock was convertible, at the option of the holder, at any time into shares of common stock on a one-for-one basis. In the event of any issuances by the Company for less than the in-force conversion price, the preferred stock conversion price would be reduced on a weighted average basis. Each share of preferred stock was automatically convertible into shares of common stock at the then effective conversion price: (i) immediately prior to the closing of a firm commitment underwritten initial public offering provided that (A) the aggregate offering price, net of underwriters’ discounts and expenses, was at least $2.00 per share of common stock and (B) the aggregate proceeds of such offering were not less than $20,000,000; or (ii) the date specified by written consent or agreement of the holders of at least 75% of the then outstanding shares of preferred stock. All of the Series A and Series A-2 Convertible Preferred Stock converted immediately prior to the Company’s IPO. See Note 10 – Stockholders’ Equity – Conversion of Preferred Stock for additional details.

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

The Series B Convertible Preferred Stock was convertible, at the option of the holder, at any time into shares of common stock on a one-for-one basis, subject to certain adjustments. In the event of any issuances by the Company for less than the in-force conversion price, the Series B Convertible Preferred Stock conversion price would be reduced on a weighted average basis. Each share of Series B Convertible Preferred Stock was automatically convertible into shares of common stock at the then effective conversion price: (i) immediately prior to the closing of a firm commitment underwritten initial public offering provided that (A) the aggregate offering price, net of underwriters' discounts and expenses, is at least $2.00 per share of common stock and (B) the aggregate proceeds of such offering are not less than $20,000,000; or (ii) the date specified by written consent or agreement of the holders of at least 75% of the then outstanding shares of preferred stock. All of the Series B Convertible Preferred Stock converted immediately prior to the Company’s IPO. See Note 10 – Stockholders’ Equity – Conversion of Preferred Stock for additional details.

Conversion of Preferred Stock

Immediately prior to the closing of the IPO on January 29, 2018, all outstanding shares of preferred stock were automatically converted into an aggregate of 4,702,116 shares of the Company’s common stock.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Stockholders’ Equity – Continued

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and RSUs. For the years ended December 31, 2019 and 2018, the Company recorded expense of $2,511,944 ($1,459,055 of which was included within research and development expenses and $1,052,889 was included within general and administrative expenses on the statements of operations) and $1,615,470 ($818,239 of which was included within research and development expenses and $797,231 was included within general and administrative expenses on the statements of operations), respectively. As of December 31, 2019, there was $3,249,222 of unrecognized stock-based compensation expense which will be recognized over a weighted average period of 1.9 years.

Restricted Stock Units

On July 24, 2018, the Company granted an aggregate of 20,165 RSUs to its directors under the 2018 Plan. The grants vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2019 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $125,000, which was recognized over the vesting period.

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

On January 2, 2019, stock options to purchase 180,000 and 133,686 shares of common stock with an exercise price of $1.24 and $1.95 per share, respectively, were exercised for aggregate proceeds of $483,888. In connection with the exercise of the stock options, the Company remitted a portion of an employee’s payroll taxes of $62,193 to the Internal Revenue Service. The Company was reimbursed in full by the employee.

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

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Stockholders’ Equity – Continued

Stock Options - Continued

On February 6, 2019, stock options to purchase an aggregate of 320,001 shares of common stock with an exercise price of $1.24 per share were exercised on a cashless basis, which resulted in the issuance of an aggregate of 236,466 shares of common stock.

On February 13, 2019, the Board of Directors of the Company approved the acceleration and immediate vesting of 124,210 stock options originally granted to Dr. Ianchulev on July 24, 2018 in connection with his employment. In connection with the acceleration and immediate vesting, the Company recognized $609,322 of stock-based compensation expense during the year ended December 31, 2019 , which represents the remaining unamortized grant date fair value of the award.

On May 14, 2019, stock options to purchase 34,815 shares of common stock with an exercise price of $1.95 per share were exercised for aggregate proceeds of $67,889.

On August 16, 2019, the Company granted ten-year stock options to purchase an aggregate of 681,572 shares of common stock to its employees, consultants and directors under the 2018 Plan, as amended. Of the 681,572 shares, (i) 636,287 vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months, subject to continued service to the Company and (ii) 45,285 vest on the earlier of the one-year anniversary of the date of grant and the date of the 2020 annual stockholders meeting, subject to continued service to the Company. The stock options have an exercise price of $3.11 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date value of $1,909,700, which the Company expects to recognize over the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Year Ended
	December 31,
	2019	2018
Expected term (years)	5.50 - 10.00	5.50 - 10.00
Risk free interest rate	1.42 - 2.53%	2.69 - 3.24%
Expected volatility	134 - 139%	140 - 141%
Expected dividends	0.00%	0.00%

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company does not currently have a sufficient trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of three comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The weighted average estimated grant date fair value of the stock options granted for the years ended December 31, 2019 and 2018 was approximately $3.10 and $6.39 per share, respectively.

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 – Stockholders’ Equity – Continued

Stock Options – Continued

A summary of the option activity during the year ended December 31, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2019	2,220,868	$3.01
Granted	692,572	3.10
Exercised	(668,502)	1.42
Forfeited	(7,500)	4.73
Outstanding December 31, 2019	2,237,438	$3.51	8.1	$3,559,915

Exercisable December 31, 2019	1,183,637	$3.33	7.3	$2,222,680

The following table presents information related to stock options as of December 31, 2019:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	5.2	260,000
$1.95	700,281	7.5	545,170
$2.74	6,000	-	-
$3.11	681,572	-	-
$4.00	2,000	8.9	723
$5.10	6,000	8.7	2,667
$5.19	16,500	8.7	6,875
$5.25	26,668	6.8	21,249
$6.20	311,499	8.6	224,438
$6.30	60,000	8.5	28,333
$8.72	166,918	8.3	94,182
	2,237,438	7.3	1,183,637

EYENOVIA, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 11 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2019, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. For the year ended December 31, 2019, the Company recorded expense of $71,285 associated with its matching contributions, respectively.

Note 12 – Subsequent Events

Stock Options

On January 31, 2020, the Company granted ten-year stock options to purchase 25,000 shares of common stock to its employees under the 2018 Plan, as amended. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $4.68 per share, which represents the Company’s closing stock price on the date of grant.

Securities Purchase Agreement

On March 24, 2020, the Company closed on a private placement of approximately $6.0 million of Units. Each Unit consists of (i) one share of the Company’s common stock, (ii) a one-year warrant to purchase 0.5 of a share of common stock (“Class A Warrant”), and (iii) a five-year warrant to purchase 0.75 of a share of common stock (“Class B Warrant”) (collectively, the Class A Warrants and Class B Warrants, the “Warrants”). The Units were sold to the public at a price of $2.21425 per Unit and to certain directors and executive officers at a price of $2.42625 per Unit. The Company generated approximately $5.3 million of net proceeds in the offering after deducting placement agent fees and offering expenses. In the offering, the Company issued an aggregate of 2,675,293 shares of common stock, Class A Warrants to purchase up to 1,337,659 shares of common stock, and Class B Warrants to purchase up to 2,006,495 shares of common stock. The exercise price of the Class A Warrants issued to the public is $2.058 per share and the exercise price of the Class A Warrants issued to the directors and officers is $2.27 per share. The exercise price of the Class B Warrants issued to the public is $2.4696 per share and the exercise price of the Class B Warrants issued to the directors and officers is $2.724 per share.

In connection with the offering, on March 23, 2020, the Company also entered into a Registration Rights Agreement with the investors. Pursuant to the Registration Rights Agreement, the Company must file with the SEC, no later than 30 days following the date on which the Company files its Form 10-K for the year ended December 31, 2019 with the SEC, a registration statement on Form S-3 covering the shares of common stock issued in the offering and the shares of common stock underlying the Warrants.