Form 10-Q
period 2020-03-31
EYENOVIA, INC.
filed 2020-05-14
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

The number of outstanding shares of the registrant’s common stock was 19,776,019 as of May 8, 2020.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2020	2019
	(unaudited)

Assets

Current Assets:
Cash	$13,656,091	$14,152,601
Prepaid expenses and other current assets	860,917	196,680

Total Current Assets	14,517,008	14,349,281

Property and equipment, net	273,739	230,538
Security deposit	117,800	117,800

Total Assets	$14,908,547	$14,697,619

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,252,758	$1,541,358
Accrued compensation	348,009	916,873
Accrued expenses and other current liabilities	513,963	453,430
Short term note payable	423,165	-

Total Current Liabilities	2,537,895	2,911,661

Deferred rent	45,348	45,351

Total Liabilities	2,583,243	2,957,012

Commitments and contingencies (Note 6)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
0 shares issued and outstanding as of March 31, 2020 and
as of December 31, 2019	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized;
19,776,019 and 17,100,726 shares issued and outstanding
as of March 31, 2020 and and December 31, 2019, respectively	1,977	1,710
Additional paid-in capital	75,445,289	69,409,949
Accumulated deficit	(63,121,962)	(57,671,052)

Total Stockholders' Equity	12,325,304	11,740,607

Total Liabilities and Stockholders' Equity	$14,908,547	$14,697,619

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Operating Expenses:
Research and development	$3,634,287	$4,008,896
General and administrative	1,836,782	1,942,763

Total Operating Expenses	5,471,069	5,951,659

Loss From Operations	(5,471,069)	(5,951,659)

Other Income:
Interest expense	(3,681)	-
Interest income	23,840	19,275

Net Loss	$(5,450,910)	$(5,932,384)

Net Loss Per Share
- Basic and Diluted	$(0.31)	$(0.50)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	17,308,804	11,919,973

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity
(unaudited)

	For the Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	17,100,726	$1,710	$69,409,949	$(57,671,052)	$11,740,607

Issuance of common stock and warrants
in public offering [1]	2,675,293	267	5,451,475	-	5,451,742

Stock-based compensation	-	-	583,865	-	583,865

Net loss	-	-	-	(5,450,910)	(5,450,910)

Balance - March 31, 2020	19,776,019	$1,977	$75,445,289	$(63,121,962)	$12,325,304

[1] Includes gross proceeds of $5,984,931, less total issuance costs of $533,189.

	For the Three Months Ended March 31, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2019	11,468,996	$1,147	$53,388,216	$(36,514,294)	$16,875,069

Exercise of stock options on a cashless basis	236,466	24	(24)	-	-

Exercise of stock options	313,686	31	483,857	-	483,888

Stock-based compensation	-	-	1,032,960	-	1,032,960

Net loss	-	-	-	(5,932,384)	(5,932,384)

Balance - March 31, 2019	12,019,148	$1,202	$54,905,009	$(42,446,678)	$12,459,533

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(5,450,910)	$(5,932,384)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	28,229	2,553
Stock-based compensation	583,865	1,032,960
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(189,021)	(427,573)
Accounts payable	(288,600)	551,519
Accrued compensation	(568,864)	(495,043)
Accrued expenses and other current liabilities	(32,623)	(630,388)
Deferred rent	(3)	1,616

Net Cash Used In Operating Activities	(5,917,927)	(5,896,740)

Cash Flows From Investing Activities
Purchases of property and equipment	(93,930)	-

Net Cash Used In Investing Activities	(93,930)	-

Cash Flows From Financing Activities
Proceeds from sale of units in private placement [1]	5,569,136	-
Repayment of short-term note payable	(52,051)	-
Payment of private placement issuance costs	(1,738)	-
Proceeds from exercise of stock options	-	483,888

Net Cash Provided By Financing Activities	5,515,347	483,888

Net Decrease in Cash	(496,510)	(5,412,852)

Cash - Beginning of Period	14,152,601	19,728,200

Cash - End of Period	$13,656,091	$14,315,348

[1] Includes gross proceeds of $5,984,931, less issuance costs of $415,795 deducted directly from the offering proceeds.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$1,699	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrual of private placement offering costs	$115,656	$-
Purchase of insurance premium financed by short-term note payable	$475,216	$-
Exercise of warrants on a cashless basis	$-	$24

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2020 and for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Going Concern

As of March 31, 2020, the Company had cash of approximately $13.7 million and an accumulated deficit of approximately $63.1 million. For the three months ended March 31, 2020 and 2019, the Company incurred net losses of approximately $5.5 million and $5.9 million, respectively, and used cash in operations of approximately $5.9 million and $5.9 million, respectively. The Company has not yet generated revenues or achieved profitability and expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of March 31, 2020 and December 31, 2019, the Company had cash balances in excess of FDIC insurance limits of $13,406,091 and $13,902,601, respectively.

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

If the instrument is determined to not be a derivative liability, the Company then evaluates for the existence of a beneficial conversion feature by comparing the commitment date fair value to the effective conversion price of the instrument.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	March 31,
	2020	2019
Options	2,262,438	1,598,181
Warrants	3,344,154	-
Restricted stock units	60,355	20,165
Total potentially dilutive shares	5,666,947	1,618,346

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815)- Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard was adopted on January 1, 2020 and did not have a material impact on the Company’s financial position, results of operations or cash flows.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Prepaid Expenses and Other Current Assets and Short Term Note Payable

On February 24, 2020, the Company issued a note payable for the purchase of a directors and officers liability insurance policy. The note payable is payable in 9 monthly payments of $53,750 for an aggregate principal amount of $475,216. The note accrues interest at a rate of 4.29% per year and matures on November 24, 2020.

As of March 31, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2020	2019
	(unaudited)
Prepaid insurance expenses	$581,765	$33,923
Payroll tax receivable	85,932	95,233
Prepaid research and development expenses	46,526	17,978
Prepaid Nasdaq annual fees	42,375	-
Prepaid patent expenses	24,662	12,404
Prepaid conference expenses	25,000	10,600
Prepaid rent and security deposit	26,576	2,463
Other	28,081	24,079
Total prepaid expenses and other current assets	$860,917	$196,680

Note 4 – Accrued Compensation

As of March 31, 2020 and December 31, 2019, accrued compensation consisted of the following:

	March 31,	December 31,
	2020	2019
	(unaudited)
Accrued bonus expenses	$190,160	$897,839
Accrued payroll expenses	157,849	19,034
Total accrued compensation	$348,009	$916,873

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses and Other Current Liabilities

As of March 31, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2020	2019
	(unaudited)
Accrued research and development expenses	$204,134	$208,175
Accrued private placement offering costs	115,656	-
Accrued professional services	72,466	97,396
Credit card payable	35,025	56,979
Leasehold improvements	20,000	42,500
Accrued legal expenses	42,328	-
Accrued franchise tax	8,195	40,995
Accrued travel and entertainment expenses	3,492	7,385
Other	12,667	-
Total accrued expenses and other current liabilities	$513,963	$453,430

Note 6 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 7 – Related Party Transactions

Consulting Agreements

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The Company incurred expenses of $28,701 and $48,201 for the three months ended March 31, 2020 and 2019, respectively, related to the agreement, which was included within general and administrative expenses on the condensed statements of operations.

Lease Agreements

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The Company made $60,157 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense amounted to $12,036 for the three months ended March 31, 2020 and 2019.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Related Party Transactions – Continued

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three months ended March 31, 2020 and 2019, the Company recognized research and development expense of $243,771 and $320,140, respectively, related to services provided by such vendor. The Company had a liability of $110,965 and $89,052 to the vendor as of March 31, 2020 and December 31, 2019, respectively.

The Company recognized $51,337 of compensation expense related to the VP of R&D’s salary during the three months ended March 31, 2020 and $48,050 of compensation expense during the three months ended March 31, 2019.

License Agreement

During 2015, the Company entered into an Exclusive License Agreement with Senju Pharmaceuticals Co., Ltd. (“Senju”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of a microdose product candidate in Asia; or (ii) the expiration of the licensed patents. As of the date of this filing, there had been no commercial sales of a microdose product candidate in Asia, such that no royalties had been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially own greater than 5% of the Company’s common stock.

The Exclusive License Agreement was amended on April 8, 2020. See Note 10 – Subsequent Events for details of the amendment.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity

Securities Purchase Agreement

On March 24, 2020, the Company closed on a private placement of approximately $6.0 million of Units. Each Unit consists of (i) one share of the Company’s common stock, (ii) a one-year warrant to purchase 0.5 of a share of common stock (“Class A Warrant”), and (iii) a five-year warrant to purchase 0.75 of a share of common stock (“Class B Warrant”) (collectively, the Class A Warrants and Class B Warrants, the “Warrants”). The Units were sold to the public at a price of $2.21425 per Unit and to certain directors and executive officers at a price of $2.42625 per Unit. The Company generated approximately $5.45 million of net proceeds in the offering after deducting placement agent fees and offering expenses of $0.53 million. In the offering, the Company issued an aggregate of 2,675,293 shares of common stock, Class A Warrants to purchase up to 1,337,659 shares of common stock, and Class B Warrants to purchase up to 2,006,495 shares of common stock. The exercise price of the Class A Warrants issued to the public is $2.058 per share and the exercise price of the Class A Warrants issued to the directors and officers is $2.27 per share. These warrants, taken together, had an intrinsic value of $293,131 as of March 31, 2020. The exercise price of the Class B Warrants issued to the public is $2.4696 per share and the exercise price of the Class B Warrants issued to the directors and officers is $2.724 per share. These warrants, taken together, had no intrinsic value at March 31, 2020.

In connection with the offering, on March 23, 2020, the Company also entered into a Registration Rights Agreement with the investors. Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC, no later than 30 days following the date on which the Company files its Form 10-K for the year ended December 31, 2019 with the SEC, a registration statement on Form S-3 covering the shares of common stock issued in the offering and the shares of common stock underlying the Warrants. The Company timely filed the registration statement on Form S-3, which was declared effective by the SEC on May 13, 2020.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity – Continued

Stock Options

On January 31, 2020, the Company granted ten-year stock options to purchase 25,000 shares of common stock to its employees under the 2018 Plan, as amended. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $4.68 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $103,400, which the Company expects to recognize over the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2020	2019
Expected term (years)	5.85	5.85
Risk free interest rate	1.32%	2.53%
Expected volatility	101%	139%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three months ended March 31, 2020 and 2019 was approximately $4.13 and $2.50 per share, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity – Continued

Stock Options – Continued

A summary of the option activity during the three months ended March 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2020	2,237,438	$3.51
Granted	25,000	4.68
Exercised	-	-
Forfeited	-	-
Outstanding March 31, 2020	2,262,438	$3.52	7.9	$520,698

Exercisable March 31, 2020	1,288,545	$3.36	7.1	$489,678

The following table presents information related to stock options as of March 31, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	5.0	260,000
$1.95	700,281	7.3	611,651
$2.74	6,000	8.8	2,333
$3.11	681,572	-	-
$4.00	2,000	8.6	889
$4.68	25,000	-	-
$5.10	6,000	8.4	3,167
$5.19	16,500	8.4	8,250
$5.25	26,668	6.5	22,915
$6.20	311,499	8.3	238,185
$6.30	60,000	8.3	33,333
$8.72	166,918	8.0	107,821
	2,262,438	7.1	1,288,545

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units of $583,865 ($307,409 of which was included within research and development expenses and $276,456 was included within general and administrative expenses on the condensed statements of operations) and $1,032,960 ($694,084 of which was included within research and development expenses and $338,876 was included within general and administrative expenses on the condensed statements of operations) during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $2,768,757 of unrecognized stock-based compensation expense which the Company expects to recognize over a weighted average period of 1.8 years.

Note 9 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2019, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended March 31, 2020 and 2019, the Company recorded expense of $57,971 and $0 associated with its matching contributions, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Subsequent Events

License Agreement

On April 8, 2020, Eyenovia entered into an amendment (the “License Amendment”) to the Exclusive License Agreement, dated March 18, 2015, by and between the Company and Senju. Pursuant to the License Amendment, the Company can license to any third party the right to research, develop, commercialize, manufacture or use certain products (the “Licensed Products”) previously licensed to Senju in China (including Hong Kong, Macao, and Taiwan) and South Korea (the “Territory”) if such a license is executed by the Company by April 8, 2021. The Licensed Products include those using piezo-print technology in a microdose dispenser with (i) atropine sulfate as its sole active ingredient to treat myopia in humans and (ii) pilocarpine as its sole active ingredient to treat presbyopia in humans.

Pursuant to the License Amendment, the Company must pay Senju (a) close to a mid-double digit percentage of revenue on any lump-sum payments the Company receives from the third party, revenue (net of costs) obtained by the Company from contract research and/or development of the Licensed Product in the Territory, and revenue (net of costs) obtained by the Company from contract manufacture for the device of the Licensed Product in the Territory, the aggregate of which must be at least a high seven figure dollar amount minimum payment to Senju; and (b) a lower-double digit percentage of any sales royalty revenue the Company receives from the third party. Unless a third-party license is executed by the Company prior to April 8, 2021 (in which case, subject to early termination as provided below, the License Amendment shall remain in effect for the duration of such license), the License Amendment terminates on April 8, 2021, but may be terminated earlier by Senju upon the Company’s material breach of the License Amendment, subject to a 60-day cure period.

Paycheck Protection Program Loan

On May 8, 2020, the Company received cash proceeds of $463,353 pursuant to a loan provided in connection with the Paycheck Protection Program under the CARES act (the “PPP Loan”). The PPP Loan matures on May 3, 2022, and bears interest at a fixed rate of 1.00% per annum. Monthly amortized principal and interest payments are deferred for 6 months after the date of the agreement. The Paycheck Protection Program provides that the use of PPP Loan proceeds shall be limited to certain qualifying expenses and may be partially or wholly forgiven in accordance with the requirements set forth in the CARES Act. The Company currently intends to use the PPP Loan for permitted uses, although no assurance can be given that the Company will obtain forgiveness of all or any portion of amounts due under the PPP Note

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

Overview

We are a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose therapeutics utilizing our patented piezo-print delivery technology, branded the OptejetTM. Eyenovia aims to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver opthalmic medication with a success rate significantly higher than traditional eye drops (~ 90% vs. ~ 50%). Eyenovia’s technology also can deliver up to a 75% reduction in ocular drug and preservative exposure and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and Phase III trials. Using the Optejet, Eyenovia is developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the United States Food and Drug Administration, or the FDA. Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

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

Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on nearby objects. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. Eyenovia has planned two Phase III VISION trials for MicroLine. MicroPine is the Company’s first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching affecting approximately five million people in the United States. In February 2019, the FDA accepted Eyenovia’s investigational new drug application, or IND, to initiate its Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. Eyenovia enrolled its first patient in the CHAPERONE study in June 2019. Due to the novel coronavirus, or COVID-19, the Company is experiencing delays in trial enrollment and initiation as a result of reduced clinical trial activities and operators at investigator sites such that it is unable to advance its Phase III VISION trials and CHAPERONE trials as previously anticipated.

MicroStat is Eyenovia’s fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated 80 million office-based comprehensive and diabetic eye exams performed every year in the United States. Eyenovia has completed its Phase III trials for MicroStat and announced positive results from these studies, known as MIST-1 and MIST-2. The Company currently remains on track to file a new drug application, or NDA, with the FDA for Microstat in 2020, although the COVID-19 pandemic could change that.

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

Historically, we have financed our operations principally through equity offerings, including our initial public offering and follow-on public offering that closed in January and December 2018, respectively, our public offering that closed in July 2019, and our private offering that closed in March 2020. Based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for a period of at least the next twelve months. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Our net loss was $5.5 million for the three months ended March 31, 2020. As of March 31, 2020, we had working capital and an accumulated deficit of $12.0 million and $63.1 million, respectively.

Financial Overview

Revenue

We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products in the near future. Our ability to generate revenues will depend heavily on the successful development, regulatory approval and commercialization of our micro-therapeutic product candidates.

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our microdose-therapeutics and consist primarily of contract service expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

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

Results of Operations

Three Months Ended March 31, 2020 Compared with Three Months Ended March 31, 2019

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2020 totaled $3.6 million, a decrease of $0.4 million, or 9.3%, as compared to $4 million recorded for the three months ended, March 31, 2019. Research and development expenses consisted of the following:

	For the Three Months Ended
	March 31,
	2020	2019
Direct clinical and non-clinical expenses	$1,902,164	$2,191,680
Personnel-related expenses	915,148	741,233
Supplies and materials	497,596	379,346
Non-cash stock-based compensation expenses	307,409	694,084
Other	11,970	2,553
Total research and development expenses	$3,634,287	$4,008,896

The decrease in direct clinical and non-clinical expenses was primarily due to a decrease in activity related to the impact of the COVID–19 pandemic and the resulting social distancing and shelter in place orders. The increase in personnel-related expenses and supplies and materials was primarily due to the hiring of two additional employees as we expanded our research and development activities for our microdose therapeutics in the second half of 2019. The decrease in non-cash stock-based compensation expense as compared to the 2019 period was primarily due to certain stock options that were accelerated and immediately vested in February 2019.

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2020 totaled $1.8 million, a decrease of $0.1 million, or 5.5%, as compared to $1.9 million recorded for the three months ended March 31, 2019. This decrease was primarily attributable to a $0.1 million decrease in travel expenses related to the impact of the COVID-19 pandemic and a $0.15 million decrease in professional and filing fees due to higher expenses in 2019 related to activities performed to assess various financing opportunities. This was offset by an increase in salaries of $0.05 million due to the hiring of an additional two employees, a $0.05 million increase in sales and marketing expense related to marketing analysis upon potential commercialization, and a $0.05 million increase in rent, utilities and insurance.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. As of March 31, 2020, our accumulated deficit since inception was $63.1 million.

As of March 31, 2020, we had a cash balance of $13.7 million, working capital of $12.0 million and stockholders’ equity of $12.3 million. As of March 31, 2020 and December 31, 2019, we had $0.4 million and $0, respectively, of debt outstanding.

These conditions raise substantial doubt about our ability to continue as a going concern for a period of at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the three months ended March 31, 2020 and 2019, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2020 was $5.9 million, which includes cash used to fund a net loss of $5.5 million, reduced by $0.6 million of non-cash expenses, plus $1.1 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2019 was $5.9 million, which includes cash used to fund a net loss of $5.9 million, reduced by $1.0 million of non-cash expenses, partially offset by $1.0 million of cash provided by changes in operating assets and liabilities.

Cash used in investing activities for the three months ended March 31, 2020 was less than $0.1 million, which was related to purchases of property and equipment. There was no cash used in investing activities for the three months ended March 31, 2019.

Net cash provided by financing activities for the three months ended March 31, 2020 totaled $5.5 million, which was attributable to aggregate net proceeds from the sale of common stock and warrants in a private placement. Cash provided by financing activities for the three months ended March 31, 2019 totaled $0.5 million, which was attributable to proceeds from the exercise of stock options.

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

Recently Adopted Accounting Pronouncements

For a description of recently adopted accounting pronouncements, including adoption dates and estimated effects, if any, on our condensed financial statements, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of March 31, 2020 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

4.1	Form of Class A Warrant issued on March 24, 2020	8-K	001-38367	4.1	March 25, 2020
4.2	Form of Class B Warrant issued on March 24, 2020	8-K	001-38367	4.2	March 25, 2020
10.22	Securities Purchase Agreement, dated March 23, 2020, between Eyenovia, Inc. and the investors named therein	8-K	001-38365	10.22	March 25, 2020
10.23	Registration Rights Agreement, dated March 23, 3030, between Eyenovia, Inc. and the investors named therein	8-K	001-38365	10.23	March 25, 2020
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of March 31, 2020 and December 31, 2019; (ii) Condensed Statements of Operations for the Three Months Ended March 31, 2020 and 2019; (iii) Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2020 and 2019; Condensed Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; and (iv) Notes to Condensed Financial Statements	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

May 14, 2020	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)

