Form 10-Q
period 2020-06-30
EYENOVIA, INC.
filed 2020-08-14
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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

The number of outstanding shares of the registrant’s common stock was 20,536,431 as of August 13, 2020.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2020	2019
	(unaudited)

Assets

Current Assets:
Cash	$10,186,171	$14,152,601
Prepaid expenses and other current assets	809,083	196,680

Total Current Assets	10,995,254	14,349,281

Property and equipment, net	313,438	230,538
Security deposit	119,035	117,800

Total Assets	$11,427,727	$14,697,619

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,078,700	$1,541,358
Accrued compensation	573,906	916,873
Accrued expenses and other current liabilities	681,225	453,430
Notes payable - current portion	421,599	-

Total Current Liabilities	2,755,430	2,911,661

Deferred rent	45,345	45,351
Notes payable - non-current portion	307,646	-

Total Liabilities	3,108,421	2,957,012

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
0 shares issued and outstanding as of June 30, 2020 and
as of December 31, 2019	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized;
19,943,683 and 17,100,726 shares issued and outstanding
as of June 30, 2020 and December 31, 2019, respectively	1,994	1,710
Additional paid-in capital	76,454,839	69,409,949
Accumulated deficit	(68,137,527)	(57,671,052)

Total Stockholders' Equity	8,319,306	11,740,607

Total Liabilities and Stockholders' Equity	$11,427,727	$14,697,619

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Operating Expenses:
Research and development	$2,915,250	$3,568,022	$6,549,537	$7,576,918
General and administrative	2,104,163	1,809,106	3,940,945	3,751,869

Total Operating Expenses	5,019,413	5,377,128	10,490,482	11,328,787
Loss From Operations	(5,019,413)	(5,377,128)	(10,490,482)	(11,328,787)

Other Income:
Small Business Administration Economic
Injury Disaster grant	10,000	-	10,000	-
Interest expense	(6,351)	-	(10,032)	-
Interest income	199	43,616	24,039	62,891

Net Loss	$(5,015,565)	$(5,333,512)	$(10,466,475)	$(11,265,896)

Net Loss Per Share
- Basic and Diluted	$(0.25)	$(0.44)	$(0.56)	$(0.94)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	19,821,215	12,034,450	18,563,864	11,975,035

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity
(unaudited)

	For the Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2020	17,100,726	$1,710	$69,409,949	$(57,671,052)	$11,740,607

Issuance of common stock and warrants in public offering [1]	2,675,293	267	5,451,475	-	5,451,742

Stock-based compensation	-	-	583,865	-	583,865

Net loss	-	-	-	(5,450,910)	(5,450,910)

Balance - March 31, 2020	19,776,019	1,977	75,445,289	(63,121,962)	12,325,304

Exercise of stock warrants	167,664	17	376,404	-	376,421

Stock-based compensation	-	-	633,146	-	633,146

Net loss	-	-	-	(5,015,565)	(5,015,565)

Balance - June 30, 2020	19,943,683	$1,994	$76,454,839	$(68,137,527)	$8,319,306

[1] Includes gross proceeds of $5,984,931, less total issuance costs of $533,189.

	For the Six Months Ended June 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2019	11,468,996	$1,147	$53,388,216	$(36,514,294)	$16,875,069

Exercise of stock options on a cashless basis	236,466	24	(24)	-	-

Exercise of stock options	313,686	31	483,857	-	483,888

Stock-based compensation	-	-	1,032,960	-	1,032,960

Net loss	-	-	-	(5,932,384)	(5,932,384)

Balance - March 31, 2019	12,019,148	1,202	54,905,009	(42,446,678)	12,459,533

Exercise of stock options	34,815	3	67,886	-	67,889

Stock-based compensation	-	-	424,019	-	424,019

Net loss	-	-	-	(5,333,512)	(5,333,512)

Balance - June 30, 2019	12,053,963	$1,205	$55,396,914	$(47,780,190)	$7,617,929

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(10,466,475)	$(11,265,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49,343	5,106
Stock-based compensation	1,217,011	1,456,979
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(137,187)	(436,805)
Accounts payable	(462,658)	216,186
Accrued compensation	(342,967)	(474,404)
Accrued expenses and other current liabilities	227,795	(544,767)
Security deposit	(1,235)	-
Deferred rent	(6)	3,233

Net Cash Used In Operating Activities	(9,916,379)	(11,040,368)

Cash Flows From Investing Activities
Purchases of property and equipment	(132,243)	-

Net Cash Used In Investing Activities	(132,243)	-

Cash Flows From Financing Activities
Proceeds from sale of common stock in private placement [1]	5,569,136	-
Proceeds from exercise of stock warrants	376,421	-
Proceeds from PPP 7(a) Loan	463,353	-
Repayments of notes payable	(209,324)	-
Payment of private placement issuance costs	(117,394)	-
Proceeds from exercise of stock options	-	551,777

Net Cash Provided By Financing Activities	6,082,192	551,777

Net Decrease in Cash and Cash Equivalents	(3,966,430)	(10,488,591)

Cash and cash equivalents - Beginning of Period	14,152,601	19,728,200

Cash and cash equivalents - End of Period	$10,186,171	$9,239,609

[1] Includes gross proceeds of $5,984,931, less issuance costs of $415,795 deducted directly from the offering proceeds.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$6,032	$-
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance premium financed by note payable	$(475,216)	$-
Exercise of stock options on a cashless basis	$-	$24
Deferred offering costs included in accounts payable	$-	$77,376

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia. Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose array print (MAP™) therapeutics. Eyenovia aims to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system branded the Optejet®, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver ophthalmic medication with a success rate significantly higher than that of traditional eye drops (~ 90% vs. ~ 50%). Using its proprietary delivery technology, Eyenovia is developing the next generation of smart ophthalmic therapies which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration (the “FDA”). Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Going Concern

As of June 30, 2020, the Company had cash and cash equivalents of approximately $10.2 million and an accumulated deficit of approximately $68.1 million. For the six months ended June 30, 2020 and 2019, the Company incurred net losses of approximately $10.5 million and $11.3 million, respectively, and used cash in operations of approximately $9.9 million and $11.0 million, respectively. Subsequent to June 30, 2020, we entered into a License Agreement with Arctic Vision (Hong Kong) Limited (“Arctic Vision”) pursuant to which we received an upfront payment of $4.0 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we received approximately $1.3 million from the exercise of warrants issued in our private placement of common stock and warrants that closed on March 24, 2020. See Note 11 – Subsequent Events for details.

The Company has not yet generated revenues or achieved profitability and expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of June 30, 2020 and December 31, 2019, the Company had cash balances in excess of FDIC insurance limits of $9,936,171 and $13,902,601, respectively.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	June 30,
	2020	2019
Options	3,290,357	1,563,366
Warrants	3,344,154	-
Restricted stock units	60,355	20,165
Total potentially dilutive shares	6,694,866	1,583,531

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

Note 3 – Prepaid Expenses and Other Current Assets

As of June 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)
Prepaid insurance expenses	$433,639	$33,923
Payroll tax receivable	176,385	95,233
Prepaid Nasdaq annual fees	65,420	-
Prepaid research and development expenses	26,660	17,978
Prepaid patent expenses	35,916	12,404
Prepaid conference expenses	35,003	10,600
Prepaid rent and security deposit	21,994	2,463
Other	14,066	24,079
Total prepaid expenses and other current assets	$809,083	$196,680

Note 4 – Accrued Compensation

As of June 30, 2020 and December 31, 2019, accrued compensation consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)
Accrued bonus expenses	$380,320	$897,839
Accrued payroll expenses	193,586	19,034
Total accrued compensation	$573,906	$916,873

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses and Other Current Liabilities

As of June 30, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)
Accrued legal expenses	$409,074	$-
Accrued research and development expenses	201,794	208,175
Accrued professional services	44,368	97,396
Credit card payable	19,887	56,979
Leasehold improvements	-	42,500
Accrued franchise tax	-	40,995
Accrued travel and entertainment expenses	5,730	7,385
Other	372	-
Total accrued expenses and other current liabilities	$681,225	$453,430

Note 6 – Notes Payable

As of June 30, 2020 and December 31, 2019, notes payable consisted of the following:

	June 30,	December 31,
	2020	2019
	(unaudited)
Paycheck Protection Program loan	$463,353	$-
Directors and officers insurance policy loan	265,892	-
	729,245	-
Less current maturities	(421,599)	-
	$307,646	$-

On February 24, 2020, the Company issued a note payable (the “Note”) for the purchase of a directors and officers liability insurance policy. The Note is payable in 9 monthly payments of $53,750 for an aggregate principal amount of $475,216. The Note accrues interest at a rate of 4.29% per year and matures on November 24, 2020. During the six months ended June 30, 2020, the Company repaid principal on the Note of $209,324.

On May 8, 2020, the Company received cash proceeds of $463,353 pursuant to a loan provided in connection with the Paycheck Protection Program under the CARES Act (the “PPP Loan”). The PPP Loan matures on May 3, 2022, and bears interest at a fixed rate of 1.00% per annum.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Notes Payable – Continued

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP Loan, including, but not limited to, payroll costs and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels following the funding of the PPP Loan. The Company intends to use the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of its PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until six months after the Small Business Administration makes a determination on forgiveness. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender.

During the three months ended June 30, 2020 and 2019, the Company recorded interest expense of $4,333 and $0, respectively, and $6,032 and $0 for the six months ended June 30, 2020 and 2019, respectively.

Note 7 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 8 – Related Party Transactions

Consulting Agreements

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The Company incurred expenses of $28,701 and $50,634 for the three months ended June 30, 2020 and 2019, respectively, and $57,402 and $98,835 for the six months ended June 30, 2020 and 2019, respectively, related to the agreement which was included within general and administrative expenses on the condensed statements of operations.

Lease Agreements

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The lease agreement was amended again on April 6, 2020 to lease additional space and increase the monthly base rent and security deposit to $5,247. The Company made $70,000 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense amounted to $15,494 and $12,036 for the three months ended June 30, 2020 and 2019, respectively, and $27,530 and $24,072, respectively, for the six months ended June 30, 2020 and 2019, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Related Party Transactions - Continued

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three and six months ended June 30, 2020, the Company recognized research and development expense of $229,034 and $472,805, respectively, related to services provided by such vendor. During the three and six months ended June 30, 2019, the Company recognized research and development expense of $210,420 and $530,560, respectively, related to services provided by such vendor. The Company had a liability of $95,087 and $89,052 to the vendor as of June 30, 2020 and December 31, 2019, respectively.

The Company recognized $46,050 and $97,387 of compensation expense related to the VP of R&D’s salary during the three and six months ended June 30, 2020, respectively. The Company recognized $46,050 and $94,100 of compensation expense during the three and six months ended June 30, 2019, respectively.

License Agreement

On March 8, 2015, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Senju whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license, with rights of sublicense, for its medical device technology for the piezoelectric delivery of ophthalmic medications to develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute such products in Asia. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties on sales (net of certain manufacturing costs) for the term of the Exclusive License Agreement, subject to certain adjustments upon the loss of patent coverage. The Exclusive License Agreement will continue in full force and effect, on a country-by-country basis, until the later to occur of: (i) the tenth (10th) anniversary of the first commercial sale of such a product candidate in a country or (ii) the expiration of the licensed patents in a country. As of the date of this filing, there had been no commercial sales of such a product in Asia, and, therefore, no royalties had been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially own greater than 5% of the Company’s common stock.

On April 8, 2020, Eyenovia entered into an amendment (the “License Amendment”) to the Exclusive License Agreement. Pursuant to the License Amendment, the Company can license to any third party the right to research, develop, commercialize, manufacture or use certain products identified below (the “Licensed Products”) previously licensed to Senju in China (including the People’s Republic of China, Hong Kong, Macao, and Taiwan) and South Korea (the “Territory”) if such a license is executed by the Company by April 8, 2021. The Licensed Products are those using piezo-print technology in a microdose dispenser with (i) atropine sulfate as its sole active ingredient to treat myopia in humans and (ii) pilocarpine as its sole active ingredient to treat presbyopia in humans.

Pursuant to the License Amendment, the Company must pay Senju (a) close to a mid-double digit percentage of revenue on any lump-sum payments the Company receives from the third party, revenue (net of costs) obtained by the Company from contract research and/or development of the Licensed Product in the Territory, and revenue (net of costs) obtained by the Company from contract manufacture for the device of the Licensed Product in the Territory, the aggregate of which must be at least a high seven figure dollar amount minimum payment to Senju; and (b) a lower-double digit percentage of any sales royalty revenue the Company receives from the third party. Unless a third-party license is executed by the Company prior to April 8, 2021 (in which case, subject to early termination the License Amendment shall remain in effect for the duration of such license), the License Amendment terminates on April 8, 2021, but may be terminated earlier by Senju upon the Company’s material breach of the License Amendment, subject to a 60-day cure period.

The Exclusive License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020 (the “Letter Agreement”).  See Note 11 – Subsequent Events for details.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Stockholders’ Equity

Equity Incentive Plan

On April 7, 2020, the Company’s Board of Directors approved the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “Restated Plan”), which stockholders approved on June 30, 2020. The Restated Plan makes certain changes to the Company’s 2018 Omnibus Stock Incentive Plan, as amended (the “2018 Plan”). For example, the Restated Plan increases the number of shares of Company’s common stock reserved for issuance under the 2018 Plan to 2,950,000 shares. The Restated Plan requires that all equity awards issued under the Restated Plan vest at least twelve months from the applicable grant date, subject to accelerated vesting, and provides that no dividend or dividend equivalent will be paid on any unvested equity award, although dividends with respect to unvested portions of equity may accrue and be paid when, and if, the awards later vest and the shares are actually issued to the grantee. In addition, the Restated Plan sets an annual limit on the grant date fair value of awards to any non-employee director, together with any cash fees paid during the year, of $150,000, subject to certain exceptions for a non-executive chair of the Board. Finally, the Restated Plan makes several administrative changes to the 2018 Plan, including to clarify that awards made under the Restated Plan are intended to be exempt from or comply with Section 409(A) of the Internal Revenue Code of 1986, as amended.

Securities Purchase Agreement

On March 24, 2020, the Company closed on a private placement of approximately $6.0 million of Units. Each Unit consists of (i) one share of the Company’s common stock, (ii) a one-year warrant to purchase 0.5 of a share of common stock (“Class A Warrant”), and (iii) a five-year warrant to purchase 0.75 of a share of common stock (“Class B Warrant”) (collectively, the Class A Warrants and Class B Warrants, the “Warrants”). The Units were sold to the public at a price of $2.21425 per Unit and to certain directors and executive officers at a price of $2.42625 per Unit. The Company generated approximately $5.45 million of net proceeds in the offering after deducting placement agent fees and offering expenses of $0.53 million. In the offering, the Company issued an aggregate of 2,675,293 shares of common stock, Class A Warrants to purchase up to 1,337,659 shares of common stock, and Class B Warrants to purchase up to 2,006,495 shares of common stock. The exercise price of the Class A Warrants issued to the public is $2.058 per share and the exercise price of the Class A Warrants issued to the directors and officers is $2.27 per share. These Warrants, taken together, had an intrinsic value of $1,012,815 as of June 30, 2020. The exercise price of the Class B Warrants issued to the public is $2.4696 per share and the exercise price of the Class B Warrants issued to the directors and officers is $2.724 per share. These Warrants, taken together, had an intrinsic value of $659,930 at June 30, 2020.

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

Stock Options

On January 31, 2020, the Company granted ten-year stock options to purchase 25,000 shares of common stock to its employees under the 2018 Plan. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $4.68 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $89,400, which the Company expects to recognize over the vesting period.

On May 28, 2020, the Company granted ten-year stock options to purchase 263,500 shares of common stock to its employees under the Restated Plan. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $2.89 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $587,100, which the Company expects to recognize over the vesting period.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Stockholders’ Equity – Continued

Stock Options - Continued

On June 3, 2020, the Company granted ten-year stock options to purchase 764,419 shares of common stock to its executive directors under the Restated Plan. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $2.72 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $1,603,600, which the Company expects to recognize over the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Expected term (years)	5.85	n/a	5.85	5.85
Risk free interest rate	0.34% - 0.38%	n/a	0.34% - 1.32%	2.53%
Expected volatility	99%	n/a	96% - 99%	139%
Expected dividends	0.00%	n/a	0.00%	0.00%

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company does not have a trading history to support its historical volatility calculations. Accordingly, the Company used a blended volatility whereby it uses its historical volatility for the period from its IPO through the valuation date and uses the average of peer-group data of six comparable entities to supplement its own historical data for the preceding years in computing its expected volatility. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The weighted average estimated grant date fair value of the stock options granted for the three months ended June 30, 2020 was approximately $2.13 per share. There were no stock options granted during the three months ended June 30, 2019. The weighted average estimated grant date fair value of the stock options granted for the six months ended June 30, 2020 and 2019 was approximately $2.17 and $2.50 per share, respectively.

A summary of the option activity during the six months ended June 30, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2020	2,237,438	$3.51
Granted	1,052,919	2.81
Exercised	-	-
Outstanding June 30, 2020	3,290,357	$3.29	8.3	$1,131,580

Exercisable June 30, 2020	1,436,735	$3.38	6.9	$1,019,817

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Stockholders’ Equity - Continued

Stock Options – Continued

The following table presents information related to stock options as of June 30, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	4.7	260,000
$1.95	700,281	7.0	678,127
$2.72	764,419	-	-
$2.74	6,000	8.5	2,833
$2.89	263,500	-	-
$3.11	681,572	9.1	45,285
$4.00	2,000	8.4	1,056
$4.68	25,000	-	-
$5.10	6,000	8.2	3,500
$5.19	16,500	8.2	9,625
$5.25	26,668	6.3	24,582
$6.20	311,499	8.1	251,933
$6.30	60,000	8.0	38,333
$8.72	166,918	7.8	121,461
	3,290,357	6.9	1,436,735

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units. During the three months ended June 30, 2020 and 2019, the Company recorded expense of $633,146 ($348,447 of which was included within research and development expenses and $284,699 was included within general and administrative expenses on the condensed statement of operations) and $424,019 ($206,834 of which was included within research and development expenses and $217,185 was included within general and administrative expenses on the condensed statements of operations), respectively. During the six months ended June 30, 2020 and 2019, the Company recorded expense of $1,217,011 ($655,856 of which was included within research and development expenses and $561,155 was included within general and administrative expenses on the condensed statements of operations) and $1,456,979 ($900,917 of which was included within research and development expenses and $556,062 was included within general and administrative expenses on the condensed statements of operations) during the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, there was $4,312,311 of unrecognized stock-based compensation expense which the Company expects to recognize over a weighted average period of 2.3 years.

Warrant Exercises

During the three and six months ended June 30, 2020, Warrants to purchase 91,453 and 76,211 shares of common stock with an exercise price of $2.058 and $2.4696 per share, respectively, were exercised for aggregate proceeds of $376,421.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2020, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the six months ended June 30, 2020 and 2019, the Company recorded expense of $80,486 and $16,043 associated with its matching contributions, respectively. During the three months ended June 30, 2020 and 2019, the Company recorded expense of $22,515 and $0 associated with its matching contributions, respectively.

Note 11 – Subsequent Events

Warrant Exercises

Subsequent to June 30, 2020, Warrants to purchase 497,908 and 94,840 shares of common stock with an exercise price of $2.058 and $2.4696 per share, respectively, were exercised for aggregate proceeds of approximately $1.3 million.

License Agreements

On August 10, 2020, Eyenovia entered into  a License Agreement (the “License Agreement”) with Arctic Vision pursuant to which Arctic Vision may develop and commercialize MicroPine for the treatment progressive myopia and MicroLine for the treatment of presbyopia in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea.

Under the terms of the License Agreement, Eyenovia received an upfront payment of $4.0 million before any payments to Senju. In addition, Eyenovia may receive up to a total of $41.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine and MicroLine from Eyenovia or, for such products not supplied by Eyenovia, pay Eyenovia a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. Eyenovia will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Exclusive License Agreement with Senju, as amended by the License Amendment dated April 8, 2020, and a Letter Agreement dated August 10, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

Overview

We are a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose array print (MAP) therapeutics. Eyenovia aims to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, branded the Optejet, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver ophthalmic medication with a success rate significantly higher than traditional eye drops (~ 90% vs. ~ 50%). Eyenovia’s technology also can deliver up to a 75% reduction in ocular drug and preservative exposure and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and Phase III trials. Using the Optejet, Eyenovia is developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration, or the FDA. Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

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

Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on nearby objects. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. Eyenovia has planned two Phase III VISION trials for MicroLine. MicroPine is the Company’s first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching affecting approximately five million people in the United States. In February 2019, the FDA accepted Eyenovia’s investigational new drug application, or IND, to initiate its Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. Eyenovia enrolled its first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, the Company has previously experienced delays in trial enrollment and initiation as a result of reduced clinical trial activities and operations at investigator sites. However, the Company has since been able to resume enrollment in the CHAPERONE study, and in the coming months, subject to any impacts of the COVID-19 pandemic, anticipates initiating its Phase III VISION trials for MicroLine. In addition, on August 10, 2020, the Company entered into License Agreement with Arctic Vision (Hong Kong) Limited (“Arctic Vision”) to develop and commercialize MicroPine for the treatment progressive myopia and MicroLine for the treatment of presbyopia in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea.

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

Historically, we have financed our operations principally through equity offerings, including our initial public offering, numerous follow-on public offerings in 2018 and 2019, and our private placement that closed in March 2020. Based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for a period of at least the next twelve months. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Our net losses were $5.0 million and $10.5 million for the three and six months ended June 30, 2020. As of June 30, 2020, we had working capital and an accumulated deficit of $8.2 million and $68.1 million, respectively.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, as well as non-cash stock-based compensation expense. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with exchange listing and SEC requirements. In addition, director and officer insurance premiums and investor relations costs associated with being a public company are expected to continue increasing.

Results of Operations

Three Months Ended June 30, 2020 Compared with Three Months Ended June 30, 2019

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2020 totaled $2.9 million, a decrease of $0.7 million, or 18%, as compared to $3.6 million recorded for the three months ended, June 30, 2019. Research and development expenses consisted of the following:

	For the Three Months Ended
	June 30,
	2020	2019
Direct clinical and non-clinical expenses	$1,503,565	$2,219,648
Personnel-related expenses	727,519	783,708
Non-cash stock-based compensation expenses	348,447	206,834
Supplies and materials	284,908	352,916
Facilities and other expenses	50,811	4,916
Total research and development expenses	$2,915,250	$3,568,022

The decrease in direct clinical and non-clinical expenses, personnel-related expenses and supplies and materials was primarily due to a decrease in activity related to the impact of the COVID–19 pandemic and the resulting social distancing and shelter in place orders. The increase in non-cash stock-based compensation expense was due to additional stock options that were granted subsequent to June 30, 2019. The increase in facilities and other expenses is due to an increase in depreciation on newly acquired assets in addition to an increase in travel-related expenses related to clinical studies.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2020 totaled $2.1 million, an increase of $0.3 million, or 16%, as compared to $1.8 million recorded for the three months ended June 30, 2019. This increase was primarily attributable to a $0.5 million increase in professional services related to business development activities. This was offset by a decrease of $0.1 million in advertising and marketing and $0.1 million in travel expenses related to the impact of the COVID-19 pandemic.

Six Months Ended June 30, 2020 Compared with Six Months Ended June 30, 2019

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2020 totaled $6.5 million, a decrease of $1.0 million, or 14%, as compared to $7.6 million recorded for the six months ended, June 30, 2019. Research and development expenses consisted of the following:

	For the Six Months Ended
	June 30,
	2020	2019
Direct clinical and non-clinical expenses	$3,330,782	$4,409,969
Personnel-related expenses	1,642,668	1,524,941
Non-cash stock-based compensation expenses	655,856	900,917
Supplies and materials	782,504	732,262
Facilities and other expenses	137,727	8,829
Total research and development expenses	$6,549,537	$7,576,918

The decrease in direct clinical and non-clinical expenses was primarily due to a decrease in activity related to the impact of the COVID–19 pandemic and the resulting social distancing and shelter in place orders. The increase in personnel-related expenses and supplies and materials and facilities and other expenses was primarily due to the hiring of two additional employees as we expanded our research and development activities for our microdose therapeutics in the second half of 2019. The decrease in non-cash stock-based compensation expense as compared to the 2019 period was primarily due to certain stock options that were accelerated and immediately vested in February 2019 slightly offset by additional options granted subsequent to June 30, 2019.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 totaled $3.9 million, an increase of $0.1 million, or 5%, as compared to $3.8 million recorded for the six months ended June 30, 2019. This increase was primarily attributable to a $0.4 million increase in professional services related to business development activities and $0.2 million in patent related expenses which is expected to continue to increase as programs are further developed. This was offset by a $0.3 million decrease in travel and entertainment expenses and $0.2 million in contracted services and marketing related to the impact of the COVID-19 pandemic.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. As of June 30, 2020, our accumulated deficit since inception was $68.1 million.

As of June 30, 2020, we had a cash balance of $10.2 million, working capital of $8.2 million and stockholders’ equity of $8.3 million. As of June 30, 2020 and December 31, 2019, we had $0.7 million and $0, respectively, of debt outstanding.

Subsequent to June 30, 2020, we entered into a License Agreement with Arctic Vision in which we received an upfront payment of $4.0 million before any payments to Senju. In addition, we received approximately $1.3 million from the exercise of warrants issued in our private placement that closed on March 24, 2020.

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

During the six months ended June 30, 2020 and 2019, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2020 was $9.9 million, which includes cash used to fund a net loss of $10.5 million, reduced by $1.3 million of non-cash expenses, plus $0.7 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2019 was $11.0 million, which includes cash used to fund a net loss of $11.3 million, reduced by $1.5 million of non-cash expenses, plus $1.2 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the six months ended June 30, 2020 was $0.1 million, which was related to purchases of property and equipment. There was no cash used in investing activities for the six months ended June 30, 2019.

Net cash provided by financing activities for the six months ended June 30, 2020 totaled $6.1 million, which was attributable to aggregate net proceeds from the sale of common stock and warrants in our private placement of $5.4 million, $0.5 million in proceeds from a loan in connection with the Paycheck Protection Program under the Cares Act and $0.4 million of proceeds from the exercise of stock warrants. This was slightly offset by the repayment of notes payable of $0.2 million. Cash provided by financing activities for the six months ended June 30, 2019 totaled $0.6 million, which was attributable to proceeds from the exercise of stock options.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of June 30, 2020 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.24*	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	—	—	—	Filed herewith
10.25	Promissory Note and Agreement dated May 3, 2020	8-K	001-38365	10.24	May 8, 2020
10.26#	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	8-K	001-38365	10.25	July 2, 2020
10.27*	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	—	—	—	Filed herewith
10.28*	License Agreement by and between Eyenovia, Inc. and Artic Vision (Hong Kong) Limited, dated August 10, 2020	—	—	—	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2020 and 2019; (iii) Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2020 and 2019; Condensed Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019; and (iv) Notes to Condensed Financial Statements

* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

# Management contract or other compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

August 14, 2020	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)