Form 10-Q
period 2020-09-30
EYENOVIA, INC.
filed 2020-11-12
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

The number of outstanding shares of the registrant’s common stock was 24,884,251 as of November 10, 2020.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2020	2019
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$22,864,578	$14,152,601
Deferred license costs	1,600,000	-
Prepaid expenses and other current assets	903,090	196,680

Total Current Assets	25,367,668	14,349,281

Property and equipment, net	360,956	230,538
Security deposit	119,035	117,800

Total Assets	$25,847,659	$14,697,619

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,464,762	$1,541,358
Accrued compensation	744,555	916,873
Accrued expenses and other current liabilities	373,609	453,430
Deferred rent - current portion	7,809	-
Deferred license fee	4,000,000	-
Notes payable - current portion	145,942	-

Total Current Liabilities	6,736,677	2,911,661

Deferred rent - non-current portion	36,423	45,351
Notes payable - non-current portion	424,338	-

Total Liabilities	7,197,438	2,957,012

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
0 shares issued and outstanding as of September 30, 2020 and
as of December 31, 2019	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized;
24,884,251 and 17,100,726 shares issued and outstanding
as of September 30, 2020 and December 31, 2019, respectively	2,488	1,710
Additional paid-in capital	91,881,790	69,409,949
Accumulated deficit	(73,234,057)	(57,671,052)

Total Stockholders' Equity	18,650,221	11,740,607

Total Liabilities and Stockholders' Equity	$25,847,659	$14,697,619

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Expenses:
Research and development	$3,363,759	$3,201,196	$9,913,296	$10,778,114
General and administrative	1,728,366	1,489,739	5,669,311	5,241,608

Total Operating Expenses	5,092,125	4,690,935	15,582,607	16,019,722

Loss From Operations	(5,092,125)	(4,690,935)	(15,582,607)	(16,019,722)

Other Income (Expense):
Small Business Administration Economic Injury Disaster grant	-	-	10,000	-
Interest expense	(4,945)	-	(14,977)	-
Interest income	540	41,557	24,579	104,448

Net Loss	$(5,096,530)	$(4,649,378)	$(15,563,005)	$(15,915,274)

Net Loss Per Share - Basic and Diluted	$(0.23)	$(0.29)	$(0.79)	$(1.19)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	22,206,195	16,270,728	19,802,999	13,422,667

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2020	17,100,726	$1,710	$69,409,949	$(57,671,052)	$11,740,607
Issuance of common stock and warrants in private placement [1]	2,675,293	267	5,451,475	-	5,451,742
Stock-based compensation	-	-	583,865	-	583,865
Net loss	-	-	-	(5,450,910)	(5,450,910)
Balance - March 31, 2020	19,776,019	1,977	75,445,289	(63,121,962)	12,325,304
Exercise of stock warrants	167,664	17	376,404	-	376,421
Stock-based compensation	-	-	633,146	-	633,146
Net loss	-	-	-	(5,015,565)	(5,015,565)
Balance - June 30, 2020	19,943,683	1,994	76,454,839	(68,137,527)	8,319,306
Issuance of common stock in public offering [2]	3,833,334	383	12,495,325	-	12,495,708
Exercise of stock warrants	1,080,497	108	2,269,562	-	2,269,670
Exercise of stock options	26,737	3	52,134	-	52,137
Stock-based compensation	-	-	609,930	-	609,930
Net loss	-	-	-	(5,096,530)	(5,096,530)
Balance - September 30, 2020	24,884,251	$2,488	$91,881,790	$(73,234,057)	$18,650,221

[1] Includes gross proceeds of $5,984,931, less total issuance costs of $533,189.

[2] Includes gross proceeds of $13,800,002, less total issuance costs of $1,304,294.

	For the Nine Months Ended September 30, 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2019	11,468,996	$1,147	$53,388,216	$(36,514,294)	$16,875,069
Exercise of stock options on a cashless basis	236,466	24	(24)	-	-
Exercise of stock options	313,686	31	483,857	-	483,888
Stock-based compensation	-	-	1,032,960	-	1,032,960
Net loss	-	-	-	(5,932,384)	(5,932,384)
Balance - March 31, 2019	12,019,148	1,202	54,905,009	(42,446,678)	12,459,533
Exercise of stock options	34,815	3	67,886	-	67,889
Stock-based compensation	-	-	424,019	-	424,019
Net loss	-	-	-	(5,333,512)	(5,333,512)
Balance - June 30, 2019	12,053,963	1,205	55,396,914	(47,780,190)	7,617,929
Issuance of common stock in public offering [1]	5,046,763	505	12,958,070	-	12,958,575
Stock-based compensation	-	-	476,843	-	476,843
Net loss	-	-	-	(4,649,378)	(4,649,378)
Balance - September 30, 2019	17,100,726	$1,710	$68,831,827	$(52,429,568)	$16,403,969

[1] Includes gross proceeds of $14,030,001, less total issuance costs of $1,071,931.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows From Operating Activities
Net loss	$(15,563,005)	$(15,915,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,628	8,494
Stock-based compensation	1,826,941	1,933,822
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(231,194)	(264,221)
Deferred license costs	(1,600,000)	-
Accounts payable	(76,596)	85,745
Accrued compensation	(172,318)	(320,610)
Accrued expenses and other current liabilities	(106,471)	(430,838)
Deferred license fee	4,000,000	-
Security deposit	(1,235)	-
Deferred rent	(1,119)	3,770

Net Cash Used In Operating Activities	(11,853,369)	(14,899,112)
Cash Flows From Investing Activities
Purchases of property and equipment	(202,046)	(43,478)
Net Cash Used In Investing Activities	(202,046)	(43,478)
Cash Flows From Financing Activities
Proceeds from sale of common stock in public offering [1]	-	13,214,949
Proceeds from sale of common stock and warrants in private placement [2]	5,569,136	-
Proceeds from sale of common stock in public offering [3]	12,734,002
Proceeds from exercise of stock warrants	2,646,091	-
Proceeds from PPP 7(a) Loan	463,353	-
Repayments of notes payable	(368,289)	-
Payment of public offering issuance costs	(329,038)	(256,374)
Proceeds from exercise of stock options	52,137	551,777

Net Cash Provided By Financing Activities	20,767,392	13,510,352
Net Increase (Decrease) in Cash and Cash Equivalents	8,711,977	(1,432,238)
Cash and cash equivalents - Beginning of Period	14,152,601	19,728,200
Cash and cash equivalents - End of Period	$22,864,578	$18,295,962

[1] Includes gross proceeds of $14,030,001, less issuance costs of $815,052 deducted directly from the offering proceeds.

[2] Includes gross proceeds of $5,984,931, less issuance costs of $415,795 deducted directly from the private placement proceeds.

[3] Includes gross proceeds of $13,800,002, less issuance costs of $1,066,000 deducted directly from the offering proceeds.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest expense	$7,961	$-
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrual of public offering costs	$(26,650)	$-
Purchase of insurance premium financed by note payable	$(475,216)	$-
Exercise of stock options on a cashless basis	$-	$24

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year ending December 31, 2020 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2019 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity

As of September 30, 2020, the Company had cash and cash equivalents of approximately $22.9 million and an accumulated deficit of approximately $73.2 million. For the nine months ended September 30, 2020 and 2019, the Company incurred net losses of approximately $15.6 million and $15.9 million, respectively, and used cash in operations of approximately $11.9 million and $14.9 million, respectively. Subsequent to September 30, 2020, the Company entered into a License Agreement (the “Bausch License Agreement”) with a subsidiary of Bausch Health Companies Inc. (“Bausch Health”) pursuant to which the Company received an upfront payment from Bausch Health of $10.0 million. See Note 11 – Subsequent Events for details.

The Company believes its current cash on hand, including the proceeds received from the Bausch License Agreement and warrant exercises, is sufficient to meet its operating and capital requirements for at least the next twelve months from the date these financial statements are issued. Thereafter, the Company may need to raise further capital, through the sale of additional equity or debt securities, to support its future operations. The Company’s operating needs include the planned costs to operate its business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully manufacture its products and commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of September 30, 2020 and December 31, 2019, the Company had cash balances in excess of FDIC insurance limits of $22,614,578 and $13,902,601, respectively.

Derivative Instruments

The Company evaluates its embedded conversion options and any freestanding instruments to determine if those contracts or embedded components of those contracts qualify as derivative financial instruments to be separately accounted for in accordance with Topic 815 of the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”). The accounting treatment of derivative financial instruments requires that the Company record them at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	September 30,
	2020	2019
Options	3,410,540	2,237,438
Warrants	2,095,993	-
Restricted stock units	43,728	60,355
Total potentially dilutive shares	5,550,261	2,297,793

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815)- Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard, which the Company adopted on January 1, 2020, did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material impact on the Company’s unaudited condensed financial statements.

Note 3 – Prepaid Expenses and Other Current Assets

As of September 30, 2020 and December 31, 2019, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)
Prepaid insurance expenses	$271,866	$33,923
Payroll tax receivable	179,260	95,233
Arctic Vision expense reimbursement receivable	149,675	-
Prepaid research and development expenses	74,540	17,978
Prepaid Board of Director fees	68,250	-
Prepaid subscription fees	46,007	10,600
Prepaid conference expenses	36,529	2,463
Prepaid rent and security deposit	31,945	-
Prepaid patent expenses	29,499	12,404
Other	15,519	24,079
Total prepaid expenses and other current assets	$903,090	$196,680

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Accrued Compensation

As of September 30, 2020 and December 31, 2019, accrued compensation consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)
Accrued bonus expenses	$579,604	$897,839
Accrued payroll expenses	164,951	19,034
Total accrued compensation	$744,555	$916,873

Note 5 – Accrued Expenses and Other Current Liabilities

As of September 30, 2020 and December 31, 2019, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2020	2019
	(unaudited)
Accrued research and development expenses	$294,421	$208,175
Accrued public offering costs	14,102	-
Accrued professional services	11,000	97,396
Accrued legal expenses	14,195	-
Accrued franchise tax	4,980	40,995
Credit card payable	3,507	56,979
Leasehold improvements	-	42,500
Accrued travel and entertainment expenses	1,273	7,385
Other	30,131	-
Total accrued expenses and other current liabilities	$373,609	$453,430

Note 6 – Notes Payable

As of September 30, 2020 and December 31, 2019, notes payable consisted of the following:

	September 30, 2020			December 31, 2019
	(unaudited)
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total
Paycheck Protection Program loan	$39,015	$424,338	$463,353	$-	$-	$-
Directors and officers insurance policy loan	106,927	-	106,927	-	-	-
Total	$145,942	$424,338	$570,280	$-	$-	$-

On February 24, 2020, the Company issued a note payable (the “Note”) for the purchase of a directors’ and officers’ liability insurance policy. The Note is payable in nine monthly payments of $53,750 for an aggregate principal amount of $475,216. The Note accrues interest at a rate of 4.29% per year and matures on November 24, 2020. During the nine months ended September 30, 2020, the Company repaid principal on the Note in the aggregate amount of $368,289.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Notes Payable – Continued

On May 8, 2020, the Company received cash proceeds of $463,353 pursuant to a loan provided in connection with the Paycheck Protection Program under the CARES Act (the “PPP Loan”). The PPP Loan provides for monthly installment payments of $19,508 beginning in August 2021 with the remaining balance due on May 3, 2022, the maturity date. The PPP Loan bears interest at a fixed rate of 1.00% per annum.

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

During the three months ended September 30, 2020 and 2019, the Company recorded interest expense of $3,824 and $0, respectively, and $9,855 and $0 for the nine months ended September 30, 2020 and 2019, respectively.

Note 7 – Commitments and Contingencies

See Note 8 – Related Party Transactions for certain commitments and contingencies entered into with certain related parties.

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Arctic Vision License Agreement

On August 10, 2020, the Company entered into a License Agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”) pursuant to which Arctic Vision may develop and commercialize MicroPine for the treatment of progressive myopia and MicroLine for the treatment of presbyopia in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea.

Under the terms of the Arctic Vision License Agreement, the Company received an upfront payment of $4.0 million, before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). The Company will record this payment as a deferred license fee in the unaudited condensed balance sheet until the payment is earned. The Company will consider payment earned once certain trial data has been submitted to Arctic Vision, permitting Arctic Vision to obtain regulatory approval with the National Medical Products Administration. In addition, the Company may receive up to a total of $41.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine and MicroLine from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. The Company will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to its Exclusive License Agreement with Senju, as amended. See Note 8 – Related Party Transactions. During the three and nine months ended September 30, 2020, the Company did not earn any fees related to the Arctic Vision License Agreement.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Related Party Transactions

Consulting Agreements

A company in which a member of the Company’s Board of Directors is part owner was a party to a consulting agreement with the Company, dated July 6, 2017, which provided for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The consulting agreement was terminated on September 1, 2020. The director remains on the Board. The Company incurred expenses of $19,134 and $49,451 for the three months ended September 30, 2020 and 2019, respectively, and $57,402 and $151,853 for the nine months ended September 30, 2020 and 2019, respectively, related to the agreement which was included within general and administrative expenses on the unaudited condensed statements of operations.

Lease Agreements

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The lease agreement was amended again on April 6, 2020 to lease additional space and increase the monthly base rent and security deposit to $5,247. On September 15, 2020, the Company agreed to extend the lease term until September 14, 2022 and increase the monthly base rent and security deposit to $5,404. The Company made $70,000 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense amounted to $15,982 and $12,036 for the three months ended September 30, 2020 and 2019, respectively, and $43,512 and $36,108 for the nine months ended September 30, 2020 and 2019, respectively.

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the three and nine months ended September 30, 2020, the Company recognized research and development expense of $323,187 and $795,992, respectively, related to services provided by such vendor. During the three and nine months ended September 30, 2019, the Company recognized research and development expense of $197,543 and $728,103, respectively, related to services provided by such vendor. The Company had a liability of $120,584 and $89,052 to the vendor as of September 30, 2020 and December 31, 2019, respectively.

The Company recognized $46,050 and $143,437 of compensation expense related to the VP of R&D’s salary during the three and nine months ended September 30, 2020, respectively. The Company recognized $46,010 and $140,110 of compensation expense related to the VP of R&D’s salary during the three and nine months ended September 30, 2019, respectively.

License Agreement

On March 8, 2015, the Company entered into an Exclusive License Agreement (the “Exclusive License Agreement”) with Senju whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license, with rights of sublicense, for its medical device technology for the piezoelectric delivery of ophthalmic medications to develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute such products in Asia. In consideration for the license, Senju agreed to pay to Eyenovia 5% royalties on sales (net of certain manufacturing costs) for the term of the Exclusive License Agreement, subject to certain adjustments upon the loss of patent coverage. The Exclusive License Agreement will continue in full force and effect, on a country-by-country basis, until the later to occur of: (i) the tenth (10th) anniversary of the first commercial sale of such a product candidate in a country or (ii) the expiration of the licensed patents in a country. As of the date of this filing, there had been no commercial sales of such a product in Asia, and, therefore, no royalties had been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially own greater than 5% of the Company’s common stock.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Related Party Transactions - Continued

License Agreement – Continued

On April 8, 2020, Eyenovia entered into an amendment (the “License Amendment”) to the Exclusive License Agreement. Pursuant to the License Amendment, the Company can license to any third party the right to research, develop, commercialize, manufacture or use certain products identified below (the “Senju Licensed Products”) previously licensed to Senju in China (including the People’s Republic of China, Hong Kong, Macao, and Taiwan) and South Korea (the “Territory”) if such a license is executed by the Company by April 8, 2021. The Senju Licensed Products are those using piezo-print technology in a microdose dispenser with (i) atropine sulfate as its sole active ingredient to treat myopia in humans and (ii) pilocarpine as its sole active ingredient to treat presbyopia in humans.

Pursuant to the License Amendment, the Company must pay Senju (a) close to a mid-double digit percentage of revenue on any lump-sum payments the Company receives from the third party, revenue (net of costs) obtained by the Company from contract research and/or development of the Senju Licensed Product in the Territory, and revenue (net of costs) obtained by the Company from contract manufacture for the device of the Senju Licensed Product in the Territory, the aggregate of which must be at least a high seven figure dollar amount minimum payment to Senju; and (b) a lower-double digit percentage of any sales royalty revenue the Company receives from the third party. Unless a third-party license is executed by the Company prior to April 8, 2021 (in which case, subject to early termination the License Amendment shall remain in effect for the duration of such license), the License Amendment terminates on April 8, 2021, but may be terminated earlier by Senju upon the Company’s material breach of the License Amendment, subject to a 60-day cure period.

The Exclusive License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020 (the “Letter Agreement”).  Pursuant to the Letter Agreement, the Company will pay a mid-double digit percentage of certain payments, royalties, or net proceeds received from Arctic Vision in connection with the Arctic Vision License Agreement to Senju. During the nine months ended September 30, 2020, the Company paid Senju $1.6 million in connection with the Arctic Vision License Agreement which was recorded as deferred license costs in the Company’s unaudited condensed balance sheet and will be recognized as expense upon earning the related fee. See Note 7 – Commitments and Contingencies for additional details.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Stockholders’ Equity – Continued

Securities Purchase Agreement

On March 24, 2020, the Company closed on a private placement of approximately $6.0 million of Units. Each Unit consists of (i) one share of the Company’s common stock, (ii) a one-year warrant to purchase 0.5 of a share of common stock (“Class A Warrant”), and (iii) a five-year warrant to purchase 0.75 of a share of common stock (“Class B Warrant”) (collectively, the Class A Warrants and Class B Warrants, the “Warrants”). The Units were sold to the public at a price of $2.21425 per Unit and to certain directors and executive officers at a price of $2.42625 per Unit. The Company generated approximately $5.45 million of net proceeds in the offering after deducting placement agent fees and offering expenses of $0.53 million. In the offering, the Company issued an aggregate of 2,675,293 shares of common stock, Class A Warrants to purchase up to 1,337,659 shares of common stock, and Class B Warrants to purchase up to 2,006,495 shares of common stock. The exercise price of the Class A Warrants issued to the public is $2.058 per share and the exercise price of the Class A Warrants issued to the directors and officers is $2.27 per share. The exercise price of the Class B Warrants issued to the public is $2.4696 per share and the exercise price of the Class B Warrants issued to the directors and officers is $2.724 per share. See “Warrants” below for additional details.

In connection with the private placement, on March 23, 2020, the Company also entered into a Registration Rights Agreement with the investors. Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC, no later than 30 days following the date on which the Company files its Form 10-K for the year ended December 31, 2019 with the SEC, a registration statement on Form S-3 covering the shares of common stock issued in the offering and the shares of common stock underlying the Warrants. The Company timely filed the registration statement on Form S-3 (Registration Statement No. 333-237790), which was declared and has remained effective with the SEC since May 13, 2020.

Warrants

A summary of the Warrant activity during the nine months ended September 30, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2020	-	$-
Granted	3,344,154	2.33
Exercised	(1,248,161)	2.19
Outstanding September 30, 2020	2,095,993	$2.41	4.0	$1,391,817

Exercisable September 30, 2020	2,095,993	$2.41	4.0	$1,391,817

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Stockholders’ Equity – Continued

Warrants – Continued

The following table presents information related to Warrants as of September 30, 2020:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.0580	133,229	0.5	133,229
$2.2700	144,256	0.5	144,256
$2.4696	1,602,128	4.5	1,602,128
$2.7240	216,380	4.5	216,380
	2,095,993	4.0	2,095,993

During the three months ended September 30, 2020, Warrants for the purchase of 1,080,497 shares of the Company’s common stock with exercise prices of either $2.058 or $2.4696 per share, respectively, were exercised for aggregate proceeds of approximately $2.3 million. During the nine months ended September 30, 2020, Warrants for the purchase of 1,248,161 shares of the Company’s common stock with exercise prices of either $2.058 or $2.4696 per share, respectively, were exercised for aggregate proceeds of approximately $2.6 million.

Underwritten Public Offering

On August 19, 2020, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with several underwriters (the “Underwriters”) in connection with the public offering (the “Offering”) of 3,333,334 shares of the Company’s common stock at a price of $3.60 per share, less underwriting discounts and commissions. In addition, pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 500,000 shares of the Company’s common stock at the same price. The Underwriting Agreement contains customary representations, warranties and covenants of the Company and also provides for customary indemnification by the Company and the Underwriters against certain liabilities and customary contribution provisions in respect of those liabilities.

The closing of the Offering occurred on August 21, 2020. At closing, the Company issued 3,833,334 shares of common stock and received net proceeds of approximately $12.5 million after deducting underwriting discounts and commissions and offering expenses of approximately $1.3 million.

The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-229365), including the prospectus dated February 12, 2019, as supplemented by the prospectus supplement dated August 19, 2020.

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

On June 3, 2020, the Company granted ten-year stock options to purchase 764,419 shares of common stock to its executive officers under the Restated Plan. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $2.72 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $1,603,600, which the Company expects to recognize over the vesting period.

On July 28, 2020, the Company granted ten-year stock options to purchase 43,000 shares of common stock to an employee under the Restated Plan. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $3.71 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $122,400, which the Company expects to recognize over the vesting period.

On September 8, 2020, the Company granted ten-year stock options to purchase 45,000 shares of common stock to employees and consultants under the Restated Plan. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $3.48 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $126,700, which the Company expects to recognize over the vesting period.

On September 11, 2020, the Company granted ten-year stock options to purchase 58,920 shares of common stock under the Restated Plan to members of its Board of Directors. The shares vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2021 annual stockholders meeting, subject to the grantee remaining on the Board until then. The stock options have an exercise price of $3.43 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $155,400, which the Company expects to recognize over the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Expected term (years)	5.85 - 10.00	5.85 - 10.00	5.85 - 10.00	5.85 - 10.00
Risk free interest rate	0.26% - 0.69%	1.42% - 1.55%	0.26% - 1.32%	1.42% - 2.53%
Expected volatility	98% - 99%	134%	96% - 99%	134% - 139%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Stockholders’ Equity – Continued

Stock Options – Continued

The weighted average estimated grant date fair value of the stock options granted for the three months ended September 30, 2020 and 2019 was approximately $2.71 and $3.11 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the nine months ended September 30, 2020 and 2019 was approximately $2.24 and $3.10 per share, respectively.

A summary of the stock option activity during the nine months ended September 30, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2020	2,237,438	$3.51
Granted	1,199,839	2.90
Exercised	(26,737)	1.95
Outstanding September 30, 2020	3,410,540	$3.31	8.2	$1,652,315

Exercisable September 30, 2020	1,698,779	$3.43	7.0	$1,280,864

The following table presents information related to stock options as of September 30, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	4.5	260,000
$1.95	673,544	6.8	673,544
$2.72	764,419	-	-
$2.74	6,000	8.3	3,333
$2.89	263,500	-	-
$3.11	681,572	8.9	275,064
$3.43	58,920	-	-
$3.48	45,000	-	-
$3.71	43,000	-	-
$4.00	2,000	8.1	1,223
$4.68	25,000	-	-
$5.10	6,000	7.9	4,000
$5.19	16,500	7.9	11,000
$5.25	26,668	6.0	26,501
$6.20	311,499	7.8	265,680
$6.30	60,000	7.8	43,333
$8.72	166,918	7.5	135,101
	3,410,540	7.0	1,698,779

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Stockholders’ Equity – Continued

Stock Option Exercises

During the three and nine months ended September 30, 2020, stock options for the purchase of 26,737 shares of the Company’s common stock with an exercise price of $1.95 per share was exercised for proceeds of $52,137.

Restricted Stock Units

On September 11, 2020, the Company granted members of its Board of Directors an aggregate of 43,728 restricted stock units (“RSUs”) under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2021 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $150,000, which will be recognized over the vesting period.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and RSUs. During the three months ended September 30, 2020 and 2019, the Company recorded expense of $609,930 ($346,293 of which was included within research and development expenses and $263,637 of which was included within general and administrative expenses on the condensed statement of operations) and $476,843 ($255,323 of which was included within research and development expenses and $221,520 of which was included within general and administrative expenses on the condensed statement of operations), respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded expense of $1,826,941 ($1,002,149 of which was included within research and development expenses and $824,792 was included within general and administrative expenses on the condensed statement of operations) and $1,933,822 ($1,156,241 of which was included within research and development expenses and $777,581 was included within general and administrative expenses on the condensed statement of operations), respectively. As of September 30, 2020, there was $4,145,595 of unrecognized stock-based compensation expense which the Company expects to recognize over a weighted average period of 2.1 years.

Note 10 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2020, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended September 30, 2020 and 2019, the Company recorded expense of $25,535 and $26,989 associated with its matching contributions, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded expense of $106,021 and $43,032 associated with its matching contributions, respectively.

Note 11 – Subsequent Events

Bausch License Agreement

On October 9, 2020, the Company entered into the Bausch License Agreement pursuant to which Bausch Health may develop and commercialize the Company’s MicroPine therapeutic candidate (the “Bausch Licensed Product”) in the United States and Canada (the “Licensed Territory”).

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 – Subsequent Events – Continued

Bausch Health License Agreement - Continued

In connection with the Bausch License Agreement, Bausch Health paid the Company an upfront payment of $10.0 million. Bausch Health might also pay the Company up to an aggregate of approximately $35.0 million in additional payments, depending on the achievement of certain regulatory and launch-based milestones. Under the terms of the Bausch License Agreement, on a country-to-country basis and Bausch Licensed Product-by- Bausch Licensed Product basis, Bausch Health will pay the Company a royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from the sales of the Bausch Licensed Product in the United States and Canada, subject to certain adjustments in the event of generic entry, negative gross profits or patent expiration, for a period of the later to occur of the 10th anniversary of the first commercial sale of a Bausch Licensed Product in such country in the Licensed Territory or the expiration of the last valid patent claim for a Bausch Licensed Product in such country in the Licensed Territory. Under the terms of the Bausch License Agreement, Bausch Health also has assumed oversight and costs related to the ongoing MicroPine study (the CHAPERONE study).

Bausch Health may terminate the Bausch License Agreement, with respect to the Bausch Licensed Product to either country in the Licensed Territory, at any time for convenience upon 90 days’ written notice. Both parties have the right to terminate the Bausch License Agreement in the event of (i) an uncured material breach after a 60-day period or (ii) a bankruptcy event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020.

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

Overview

We are a clinical stage ophthalmic biopharmaceutical company developing a pipeline of microdose array print (MAP™) therapeutics. We aim to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver ophthalmic medication with a success rate significantly higher than traditional eye drops (~ 90% vs. ~ 50%). Our technology also can deliver up to a 75% reduction in ocular drug and preservative exposure and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and Phase III trials. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration, or the FDA. Our microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Our products are classified by the FDA as drugs, and not medical devices or drug-device combination products. Our pipeline is currently focused on the late-stage development of microdosed medications for progressive myopia, presbyopia, and mydriasis.

MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to 3 million considered to be at risk for high myopia. In February 2019, the FDA accepted our investigational new drug application, or IND, to initiate a Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, we previously experienced delays in trial enrollment and initiation as a result of reduced clinical trial activities and operations at investigator sites. However, we have since been able to resume enrollment in the CHAPERONE study.

On October 9, 2020, we entered into a License Agreement (the “Bausch License Agreement”) with a subsidiary of Bausch Health Companies Inc. (“Bausch Health”), pursuant to which Bausch Health may develop and commercialize MicroPine in the United States and Canada . Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch Health also will pay us royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch Health has assumed oversight and costs related to the ongoing CHAPERONE study.

MicroLine is our pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on nearby objects. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. We have two planned Phase III VISION trials for MicroLine, and subject to any impacts of the COVID-19 pandemic, we anticipate initiating our Phase III VISION trials in 2020.

On August 10, 2020, we entered into a License Agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”), pursuant to which Arctic Vision may develop and commercialize MicroPine and MicroLine in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, we received an upfront payment of $4.0 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $41.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine and MicroLine from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Exclusive License Agreement with Senju dated March 8, 2015, as amended by the License Amendment dated April 8, 2020, and a Letter Agreement dated August 10, 2020.

MicroStat (or Mydcombi™) is our fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated 80 million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for MicroStat and announced positive results from these studies, known as MIST-1 and MIST-2. We currently remain on track to file a new drug application, or NDA, with the FDA for MicroStat in 2020.

We have not completed development of any product candidate and we have therefore not generated any revenues from product sales.

Historically, we have financed our operations principally through equity offerings, including our initial public offering, numerous public offerings in 2018, 2019 and August 2020, and our private placement that closed in March 2020. Recently we also have generated cash through licensing arrangements. Based upon our current operating plan, we believe we will have sufficient cash to meet our projected operating requirements for at least the next twelve months from the date of filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Our net losses were $5.1 million and $15.6 million for the three and nine months ended September 30, 2020. As of September 30, 2020, we had working capital and an accumulated deficit of $18.6 million and $73.2 million, respectively.

Financial Overview

Revenue

We have not generated any revenue from product sales since our inception and do not expect to generate any revenue from the sale of products in the near future. Our ability to generate revenues will depend heavily on the successful development, regulatory approval and commercialization of our micro-therapeutic product candidates.

Recently, we have licensed the use of our products in certain regions and expect to begin to earn fees from upfront payments and additional payments based on various development and regulatory milestones.

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 totaled $5.7 million, an increase of $0.5 million, or 8%, as compared to $5.2 million recorded for the nine months ended September 30, 2019. This increase was primarily attributable to a $0.4 million increase in professional services related to business development activities, a $0.3 million in patent related expenses which is expected to continue to increase as programs are further developed and a $0.1 million increase in liability insurance related to an increase in the insurance premium on directors and officers insurance. This was offset by a $0.3 million decrease in travel and entertainment expenses related to the impact of the COVID-19 pandemic.

Results of Operations

Three Months Ended September 30, 2020 Compared with Three Months Ended September 30, 2019

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2020 totaled $3.4 million, an increase of $0.2 million, or 5%, as compared to $3.2 million recorded for the three months ended, September 30, 2019. Research and development expenses consisted of the following:

	For the Three Months Ended
	September 30,
	2020	2019
Direct clinical and non-clinical expenses	$1,745,880	$1,649,931
Personnel-related expenses	890,771	729,010
Non-cash stock-based compensation expenses	346,294	255,323
Supplies and materials	325,517	563,544
Facilities and other expenses	55,297	3,388
Total research and development expenses	$3,363,759	$3,201,196

The increase in direct clinical and non-clinical expenses was primarily due to increased activities related to the MicroPine and MicroLine studies in the third quarter of 2020. The increase in personnel-related expenses was primarily due to the hiring of six additional employees in the second half of 2019. The increase in facilities and other expenses was primarily due to increased depreciation on newly acquired assets. The increase in non-cash stock-based compensation expense was due to additional stock options that were granted subsequent to September 30, 2019. This was slightly offset by a decrease in supplies and materials due to a decrease in spending on device inventory used in clinical trials as the such trials were delayed in the first part of 2020 due to the COVID-19 pandemic.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2020 totaled $1.7 million, an increase of $0.2 million, or 16%, as compared to $1.5 million recorded for the three months ended September 30, 2019. This increase was primarily attributable to a $0.15 million increase in professional services related to business development activities and $0.1 million increase in patent expense and advertising and marketing as the Company increases activities to prepare for commercialization. This was slightly offset by a decrease of $0.05 million in travel expenses related to the impact of the COVID-19 pandemic.

Nine Months Ended September 30, 2020 Compared with Nine Months Ended September 30, 2019

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2020 totaled $9.9 million, a decrease of $0.9 million, or 8%, as compared to $10.8 million recorded for the nine months ended September 30, 2019. Research and development expenses consisted of the following:

	For the Nine Months Ended
	September 30,
	2020	2019
Direct clinical and non-clinical expenses	$5,076,662	$6,059,900
Personnel-related expenses	2,533,439	2,253,951
Non-cash stock-based compensation expenses	1,002,150	1,156,241
Supplies and materials	1,108,021	1,295,806
Facilities and other expenses	193,024	12,216
Total research and development expenses	$9,913,296	$10,778,114

The decrease in direct clinical and non-clinical expenses and supplies and materials was primarily due to a decrease in activities related to the impact of the COVID–19 pandemic during the first part of 2020. The increase in personnel-related expenses and facilities and other expenses was primarily due to the hiring of six additional employees as we expanded our research and development activities for our microdose therapeutics in the second half of 2019. The decrease in non-cash stock-based compensation expense as compared to the 2019 period was primarily due to certain stock options that were accelerated and immediately vested in February 2019 slightly offset by additional options granted subsequent to September 30, 2019.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2020 totaled $5.7 million, an increase of $0.5 million, or 8%, as compared to $5.2 million recorded for the nine months ended September 30, 2019. This increase was primarily attributable to a $0.4 million increase in professional services related to business development activities and $0.3 million in patent related expenses which is expected to continue to increase as programs are further developed. This was offset by a $0.3 million decrease in travel and entertainment expenses related to the impact of the COVID-19 pandemic.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. As of September 30, 2020, our accumulated deficit since inception was $73.2 million.

As of September 30, 2020, we had a cash balance of $22.9 million, working capital of $18.6 million and stockholders’ equity of $18.7 million. As of September 30, 2020 and December 31, 2019, we had $0.6 million and $0, respectively, of debt outstanding.

In August 2020, we entered into the Arctic Vision License Agreement, pursuant to which we received an upfront payment from Arctic Vision of $4.0 million before any payments to Senju. In addition, during the nine months ended September 30, 2020, we received approximately $18.3 million of net proceeds from our public and private offerings, approximately $2.6 million from the exercise of warrants, and approximately $0.5 million pursuant to a loan provided in connection with the Paycheck Protection Program under the CARES Act. Subsequent to September 30, 2020, we entered into the Bausch License Agreement, pursuant to which we received an upfront payment from Bausch Health of $10.0 million.

We expect our current cash on hand to be sufficient to meet our operating and capital requirements for at least the next twelve months from the date of this filing. Thereafter, we may need to raise further capital, through the sale of additional equity or debt securities, to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully manufacture our products and commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs.

During the nine months ended September 30, 2020 and 2019, our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2020 was $11.9 million, which includes cash used to fund a net loss of $15.6 million, reduced by $1.9 million of non-cash expenses, plus $1.8 million of cash generated from changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2019 was $14.9 million, which includes cash used to fund a net loss of $15.9 million, reduced by $1.9 million of non-cash expenses, plus $0.9 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the nine months ended September 30, 2020 was $0.2 million, which was related to purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2019 was less than $0.1 million, which was related to purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $20.8 million, which was primarily attributable to aggregate net proceeds from the sale of our common stock and warrants in our public offerings of $18.0 million, $2.6 million of proceeds from the exercise of stock warrants, and $0.5 million in proceeds from a loan in connection with the Paycheck Protection Program under the CARES Act. This was slightly offset by the repayment of notes payable of $0.4 million. Cash provided by financing activities for the nine months ended September 30, 2019 totaled $13.5 million, which was attributable to $13.0 million of aggregate net proceeds from the sale of our common stock in a public offering in July 2019 and $0.5 million of proceeds from the exercise of stock options.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of September 30, 2020 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.26#	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	8-K	001-38365	10.25	July 2, 2020

10.27*	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020

10.28*	License Agreement by and between Eyenovia, Inc. and Artic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of September 30, 2020 and December 31, 2019; (ii) Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020 and 2019; (iii) Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 and 2019; Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019; and (iv) Notes to Condensed Financial Statements

* Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

# Management contract or other compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

November 12, 2020	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)