Form 10-K
period 2020-12-31
EYENOVIA, INC.
filed 2021-03-30
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2020 (based on the closing price of $2.84 on June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $32,427,910. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 25,623,577 as of March 29, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2021 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2021 are incorporated by reference into Part III hereof.

Eyenovia, Inc.

Form 10-K

For Year Ended December 31, 2020

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Summary Risk Factors” described below and “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this report, the terms “Eyenovia, Inc.,” “Eyenovia,” “Company,” “company,” “we,” “us,” and “our” mean Eyenovia, Inc. and its subsidiaries unless the context indicates otherwise.

Summary Risk Factors

Some of the factors that could materially and adversely affect our financial condition, results of operations, cash flow, the market price of shares of our common stock or our prospects include, but are not limited to, the following. You should read this summary together with the more detailed description of each risk factor contained in Item 1A “Risk Factors” in this Annual Report on Form 10-K.

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

•	We might not be able to continue as a going concern which would likely cause our stockholders to lose most or all of their investment.

•	We will need to raise additional capital in order to continue developing our product candidates and to potentially manufacture and commercialize them.

•	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

•	We have incurred operating losses since our inception. We expect to continue to incur losses for the foreseeable future and might never achieve or maintain profitability.

•	We have a relatively short operating history.

•	We may be unable to use carryforward tax losses or benefit from favorable tax legislation to reduce our taxes.

RISKS RELATED TO DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

•	We or our licensees may encounter substantial delays in or failure of our clinical trials.

•	We or our licensees may find it difficult to enroll or maintain participation of an adequate number of patients in our clinical trials.

•	We might not be able to develop marketable products utilizing our technology and we might not be able to identify and successfully implement an alternative product development strategy.

•	The marketing approval process for our product candidates is expensive, time-consuming and uncertain and may prevent us or our licensees from obtaining approvals for the commercialization.

•	Our product candidates may cause undesirable side effects.

•	The market opportunities for our product candidates may be smaller than we believe they are.

•	The commercial success of our product candidates will depend in large part on the degree of market acceptance.

•	Our licensing partners may fail to use commercially reasonable efforts to commercialize our products.

•	We face competition in an environment of rapid technological change and our competitors may achieve regulatory approval before us or develop therapies that are more effective than ours.

•	We might fail to establish and maintain effective manufacturing and distribution processes.

•	We are exposed to the risk of claims seeking monetary damages by individuals and the risk of investigations by regulatory authorities, which could cause us to incur substantial liabilities and limit commercialization.

•	Product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and to limit commercialization of any products that we develop.

RISKS RELATED TO REGULATORY APPROVAL AND LEGAL COMPLIANCE MATTERS

•	We or our licensees might not be able to commercialize our product candidates.

•	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions.

•	The term restrictions for our products in the U.S. and other jurisdictions in which we have licensed our products may limit how we manufacture and market our products.

•	We may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

•	Recently enacted and future legislation may affect our or our licensees’ ability to commercialize our products and the prices we obtain for any products that are approved in the U.S. or foreign jurisdictions.

•	We are subject to certain laws governing our operations and if we fail to comply with these laws, we could be subject to penalties, other remedial measures and legal expenses, be precluded from developing manufacturing and selling products or be required to develop and implement costly compliance programs.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND MANAGING GROWTH

•	We are highly dependent on the services of our senior management team.

•	We have limited corporate infrastructure and may experience difficulties in managing growth.

•	We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

•	We have limited clinical trial experience and we rely upon third parties in conducting and managing our clinical trials.

•	We may need to contract with additional third parties for the manufacture of our product candidates, particularly for commercialization.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND POTENTIAL LITIGATION

•	Our success depends on our ability to protect our intellectual property, proprietary technology and trade secrets.

•	Our patents covering our proprietary technology maybe subject to challenge, narrowing, circumvention and invalidation by third parties.

•	We cannot be sure that we were the first to make the technologies claimed in our patents or patent applications or that we were the first to file for patent protection.

•	The patent application process is subject to numerous risks and there can be no assurance that we will be successful in obtaining patents for which we have applied.

•	Changes to the patent law in the U.S. or other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.

•	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

•	If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

•	If our trademarks and trade names are not adequately protected, then we might not be able to build name recognition in our marks of interest and our business may be adversely affected.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

•	Our management and members of our Board of Directors have the ability to substantially influence all matters submitted to stockholders for approval.

•	A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.

•	The price of our common stock may be volatile and fluctuate substantially.

•	We have broad discretion in the use of our cash.

•	Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting, and other compliance areas that might increase both our costs and the risk of noncompliance.

•	Failure to develop and maintain adequate financial controls could cause us to have material weaknesses.

•	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

•	Our certificate of incorporation provides that the Court of Chancery of the State of Delaware is, to the fullest extent permitted by law, the sole and exclusive forum for substantially all disputes between us and our stockholders.

Item 1.	Business.

Corporate Information

We were organized as a corporation under the laws of the State of Florida on March 12, 2014 under the name “PGP Holdings V, Inc.” On May 5, 2014, we changed our name to Eyenovia, Inc. On October 6, 2014, we reincorporated in the State of Delaware by merging into Eyenovia, Inc., a Delaware corporation. Our principal executive office is located at 295 Madison Avenue, Suite 2400, New York, NY 10017, and our phone number is 917-289-1117. Our website is www.eyenovia.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.

Overview

We are a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on our proprietary microdose array print (MAP™) platform technology. We aim to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®. Optejet µ-therapeutics have the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated that our targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). Our technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration, or the FDA. Our microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Our products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

Our pipeline is currently focused on the late-stage development of novel first-in-class therapeutic indications for an estimated over five million potential patients with progressive myopia in the United States and estimated over one hundred million potential patients with age-related near vision impairment, or presbyopia – indications where there is tremendous unmet need and no known existing FDA-approved therapies. We are also developing the first microdose fixed combination ophthalmic pharmaceutical for mydriasis to address the estimated over 100 million annual comprehensive eye exams with pupil dilation.

MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at risk for high myopia. In February 2019, the FDA accepted our investigational new drug application, or IND, to initiate a Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, we previously experienced delays in trial enrollment and initiation as a result of reduced clinical trial activities and operations at investigator sites. However, we have since been able to resume enrollment in the CHAPERONE study.

On October 9, 2020, we entered into a License Agreement (the “Bausch License Agreement”) with a subsidiary of Bausch Health Companies Inc. (“Bausch Health”) pursuant to which Bausch Health may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch Health also will pay us royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch Health is in the process of assuming oversight and has assumed the costs related to the ongoing CHAPERONE study.

MicroLine is our pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus at near and impairs near visual acuity. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. We have two planned Phase III VISION trials for MicroLine, and initiated the first of these trials in December 2020.

On August 10, 2020, we entered into a License Agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”), pursuant to which Arctic Vision may develop and commercialize MicroPine and MicroLine in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, we received an upfront payment of $4.0 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $41.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine and MicroLine from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Exclusive License Agreement with Senju dated March 8, 2015, as amended by the License Amendment dated April 8, 2020, and a Letter Agreement dated August 10, 2020 (the “Senju License Agreement”).

MydCombi™ (or MicroStat) is our fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated over one hundred million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for MydCombi and announced positive results from these studies, known as MIST-1 and MIST-2. In March 2021, the FDA accepted our new drug application, or NDA, for MydCombi with an expected Prescription Drug User Fee Act, or PDUFA, date of October 28, 2021.

The following summarizes our product pipeline and anticipated milestones:

Product Candidate	Indication	Next Expected Milestones
MicroLine	Improvement in Near Vision in people with Presbyopia	Phase 3 VISION-1 Topline Results expected 2Q 2021
MicroPine	Pediatric Myopia Progression (Near-Sightedness)	Phase 3 CHAPERONE Full Enrollment expected 4Q 2021
MydCombi	Pharmaceutical Mydriasis (Pupil Dilation)	Expected PDUFA date October 28, 2021

Our Strategy

Our goal is to become a leading developer and provider of advanced ophthalmic pharmaceuticals based upon our microdose array print platform technology and digital health platform for interactive patient care. These unique therapeutics would be commercialized by us and/or our partners globally. The key elements of our strategy to achieve this goal are:

Establish a portfolio of first-in-class piezo-print micro-therapeutic products for multiple eye treatments through the 505(b)(2) pathway with the FDA. We are focused on integrating our next-generation technology with therapeutic compounds already well established in the topical treatment of ophthalmic indications. We believe that the 505(b)(2) registration pathway, which reduces development risk compared to new molecular entity programs by working with known compounds with well-established safety and efficacy profiles, will be available for our development pipeline. We believe our pipeline of patented micro-therapeutic product candidates is highly differentiated by our improved tolerability and enhanced compliance profile and that our late-stage development programs could lead to additional NDA submissions in novel indications where the products can have unique dosing and therapeutic profiles. We believe that this could lead to favorable pricing and a reduced risk of generic substitution.

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

Develop next-generation targeted microdose treatments for other ophthalmic diseases independently or in collaboration with third parties. The Optejet also may be suitable for new molecular entities and applications. Leveraging our existing platform technology, Eyenovia plans to continue developing, either independently or through strategic relationships with third parties, other product candidates for various eye diseases that can be administered using the Optejet and additional applications for the Optejet.

Develop therapeutic solutions for ophthalmic conditions with high unmet needs and no approved therapy. We plan to target chronic ophthalmic conditions with a high unmet medical need. By leveraging our piezo-print microdosing technology, we aim to reach conditions where there are no approved drug therapies. For example, our MicroPine program involves a proprietary formulation of low-dose atropine intended to slow myopia progression in the pediatric population. There are currently no commercially-available therapies in the United States to treat this indication.

Limitations of Conventional Eye Therapies

Our microdosing platform technology aims to address the following issues associated with conventional eye drop-based therapies:

Dosing, administration and waste of medication

Multiple third-party studies have confirmed challenges with administering conventional eye drops, which include overdosing, poor compliance, imprecise dosing, variability in drop size, and difficulty with self-administration. One study in patients who were experienced in using eye drops and undergoing treatment for glaucoma for at least six months documented that nine out of 10 patients were unable to administer treatment correctly at the end of the six-month study. Patients on average administered almost twice the necessary number of drops with a mean number of drops instilled at 1.8 (+/1 1.2) and one patient administered up to eight drops at one time. In addition, approximately 75% of patients risked bottle contamination or potential ocular trauma by having the eye drop container touch their eyes. Another larger study in 139 patients demonstrated that the proportion of patients who were able to correctly administer their eye drops was only 22%–30%. Similarly, other studies have demonstrated that the vast majority of patients either overdose or do not administer the required therapy to the eye correctly, which leads to unnecessary waste of medication.

Side effects associated with conventional eye drop therapies

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

MydCombi contains phenylephrine and tropicamide. However, as demonstrated in our Phase III study for this product candidate, patients administering MydCombi reported few ocular adverse events and no systemic adverse events when they administered our microdosed product candidate. Compared with historical data for traditional eye drops, MydCombi appeared to be much better tolerated, with low systemic absorption of phenylephrine alone.

With the Optejet platform technology, we believe that the known adverse event profile of pilocarpine, including headaches, also may be moderated to make MicroLine the preferred choice for presbyopia over other potential pilocarpine drop options. The same is true with MicroPine, where we believe that microdosing may result in a better tolerated product for children using topical ophthalmic atropine.

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

We believe that we are one of the only companies with clinical stage technology for targeted microdosing of ophthalmic investigational therapies having fully completed the Phase III clinical studies needed and made an NDA submission. The Optejet is based on MAP, which is also used for pixel-sharp high-precision inkjet printing. The technology is optimized for and applied in ophthalmic delivery to achieve microdosing that can be many times more precise than conventional eye droppers. In addition, our smart, electronic system provides the capability to track when patients administer their medications and deliver this information to patients and physicians via Bluetooth connectivity. Thus, physicians can make decisions regarding therapeutic regimens with knowledge of patient compliance.

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

Our Product Candidates

Eyenovia is currently focused on three programs: MicroLine (for presbyopia), MicroPine (for progressive myopia) and MydCombi (for mydriasis).

MicroLine

MicroLine is our proprietary microdosed version of pilocarpine, a well understood ophthalmic medication that can dose-dependently induce miosis, or a contraction of the pupil. It is a direct acting cholinergic parasympathomimetic agent that stimulates muscarinic acetylcholine receptors present on smooth muscles, including those in the iris and ciliary body. As a result, pilocarpine causes contraction of the iris sphincter muscle, which causes miosis.

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

Background of Presbyopia and Market Opportunity

Presbyopia is the gradual decrease in the ability of the eye’s natural lens to accommodate in near vision, resulting in a loss of focus on near objects. In general, onset is around age 40 and is almost universal in adults over the age of 60. In the United States, there are approximately 113 million people with presbyopia; 53 million of them are between the ages of 40 and 55.

For many people, presbyopia is among the first overt signs of aging. There are psychological factors accompanying the use of spectacles and bifocals for the first time, as well as situational inconvenience for either not being able to see well or having to use a vision aiding device. With MicroLine, we plan to introduce a pharmaceutical option for improving near vision that can work as a companion to spectacles, for when patients wish not to use their reading glasses. Our market research indicates the highest interest in the product concept among people aged 40 to 55 years who otherwise have normal vision, representing a potential market of approximately 18 million people.

Phase III Clinical Development Programs

We are evaluating whether topical ocular microdosing of pilocarpine using the Optejet dispenser in presbyopic individuals can effectively improve near vision without compromising distance vision and without causing the undesirable side effects of traditionally administered pilocarpine. We have two Phase III studies, VISION-1 and VISION-2. VISION-1 began enrolling in 2020. The VISION studies will evaluate the safety, tolerability, and efficacy of an Optejet-administered microdosing of pilocarpine as an ophthalmic spray versus placebo.

MicroPine

A key therapeutic program for Eyenovia is our first-in-class topical treatment for progressive myopia, a back-of-the-eye disease.

Background of Progressive Myopia and Market Opportunity

Myopia is an ocular disorder that results in blurry vision when looking at distant objects. This happens when the eyeball is too long or corneal curvature is too steep causing light entering the eye to be incorrectly focused. Myopia is one of the most common refractive errors seen in children. Myopia that is present in young children tends to increase through the school years. As myopia progresses, so does the risk of retinal detachment, cataracts, myopia maculopathy and even blindness. It is estimated that over 25 million children in the United States suffer from progressive myopia, with approximately 5 million children being at high risk.

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

Phase III Clinical Development Program

The FDA accepted Eyenovia’s IND to initiate our single Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. Eyenovia enrolled its first patient in the CHAPERONE study in June 2019 and expects enrollment to be completed in late 2021. The trial is a U.S.-based, multi-center, randomized, double-masked study enrolling more than 400 children and adolescents. Participants will be equally randomized to receive nightly treatment with either of two MicroPine treatment concentrations or a placebo control arm. The primary assessment of efficacy is based on reduction in myopia progression after 3 years of medication use. If the primary objectives of our Phase III study are met, we plan to submit an NDA based on this study as well as existing literature demonstrating the efficacy of low-dose atropine to reduce the progression of myopia in children to the FDA for marketing approval of MicroPine to slow the progression of myopia under the 505(b)(2) pathway.

MydCombi

MydCombi is a unique fixed combination micro-formulation product candidate for mydriasis (eye dilation) intended to facilitate the over one hundred million estimated office-based comprehensive and diabetic eye exams and four million ophthalmic surgical dilations performed every year in the United States. Our fixed combination product candidate has been developed to facilitate efficient pupil dilation with the potential to reduce unintended effects of conventionally administered mydriatic agents. We believe the market for MydCombi exceeds $250 million in the United States alone.

Background of Mydriasis and Market Opportunity

There are over an estimated one hundred million topical mydriatic applications performed every year as a required part of the comprehensive dilated eye exam and standard retina fundoscopy for diabetic retinopathy screening, macular degeneration evaluation, glaucoma optic disc evaluation and many other back-of-the-eye conditions. There are an additional estimated four million applications for ocular surgery. Most optometrist and ophthalmologist offices maintain bottles of both phenylephrine and tropicamide eyedrops and use the drops in combination. Each bottle is used on multiple patients, which carries a risk of contamination and ocular infection. The bottles are purchased directly from suppliers and are not subject to insurance reimbursement. Our combination therapy, if approved, will allow the purchase of one product for eye dilation. Additionally, the Optejet does not come in direct contact with the eye, thus minimizing the risk of infection.

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

Pharmacologic mydriasis: dilated pupil after application

Phase III Clinical Development Program

We completed the Phase III clinical trials of fixed-combination tropicamide 1% and phenylephrine 2.5% administered using the Optejet for mydriasis in November 2019.

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

Proportion of Eyes Achieving Pupil Diameter ≥ 6.0 mm and ≥ 7.0 mm at 35 Minutes
(PP Population)

35 Min Post Dose	MicroStat		Tropicamide 1%		Phenylephrine 2.5%
Combined Visits (1, 2, 3)	OD (N=62)	OS (N=62)	OD (N=62)	OS (N=62)	OD (N=62)	OS (N=62)
Pupil diameter ≥ 6.0 mm	59 (95.2)%	58 (93.5)%	49 (79.0)%	48 (77.4)%	1 (1.6)%	1 (1.6)%
Pupil diameter < 6.0 mm	3 (4.8)%	4 (6.5)%	13 (21.0)%	14 (22.6)%	61 (98.4)%	61 (98.4)%
Pupil diameter ≥ 7.0 mm	42 (67.7)%	42 (67.7)%	27 (43.5)%	26 (41.9)%	0	0
Pupil diameter < 7.0 mm	20 (32.3)%	20 (32.3)%	35 (56.5)%	36 (58.1)%	62 (100.0)%	62 (100.0)%

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

A total of 70 subjects at two investigational sites were randomized to receive study drug. One subject withdrew after the first treatment visit; therefore, the resulting per-protocol analysis population consisted of 69 subjects (138 eyes). Mean pupil diameter for each eye at baseline and at 35 minutes post-drug administration is shown graphically below. At 35 minutes, the treatment group difference between MydCombi and placebo was 4.63 mm (SE 0.0544), which was highly statistically significant (p < 0.0001); consequently, the null hypothesis was rejected and the primary endpoint was met.

Pupil Diameter by Eye and Treatment at Baseline and 35 Minutes
(PP Population)

Mean ± Standard Deviation

As shown in the table below, at 35 minutes post-drug administration, MydCombi achieved a clinically meaningful pupil diameter ≥ 6.0 mm in 92.8%% of right eyes and 94.2% of left eyes and pupil diameter ≥ 7.0 mm in 69.6% of right and 68.1% of left eyes. None of the eyes in the placebo group achieved similar dilation.

Proportion of Eyes Achieving Pupil Diameter ≥ 6.0 mm and ≥ 7.0 mm at 35 Minutes
(PP Population)

35 Min Post Dose	MydCombi		Placebo
Combined Visits (1, 2, 3)	OD (N=69)	OS (N=69)	OD (N=69)	OS (N=69)
Pupil diameter ≥ 6.0 mm	64 (92.8)%	65 (94.2)%	0	0
Pupil diameter < 6.0 mm	5 (7.2)%	4 (5.8)%	69 (100.0)%	69 (100.0)
Pupil diameter ≥ 7.0 mm	48 (69.6)%	47 (68.1)%	0	0
Pupil diameter < 7.0 mm	21 (30.4)%	22 (31.9)%	69 (100.0)%	69 (100.0)

Two TEAEs (one event of mild instillation site pain and one event of moderate photophobia) were reported in the MydCombi group, while none were reported with the use of placebo. No non-ocular adverse events were reported. Essentially pain-free mydriasis was achieved without the use of a topical anesthetic, which is often the practice.

The outcomes of MIST-1 and MIST-2 are consistent. As shown below, in both studies, MydCombi achieved a mean change in pupil size between 4.6 mm and 4.8 mm at 35 minutes post-dose. In both studies, between 93% and 95% of eyes treated with the fixed combination mydriatic drug achieved a pupil diameter ≥ 6.0 mm at this same timepoint. Additionally, in MIST-1, the median time to maximum post-baseline pupil diameter with ≥ 1.0 mm increase from baseline for fixed combination solution was 73.0 minutes, while in MIST-2, it was 71.0 minutes.

Efficacy of MydCombi in MIST-1 and MIST-2 Studies (PP Populations)

	MIST-1	MIST-2
Mean change in pupil diameter from baseline at 35 minutes	4.6 mm right eyes 4.7 mm left eyes	4.7 mm right eyes 4.8 mm left eyes
Proportion of eyes with pupil diameter ≥ 6.0 mm at 35 minutes	95.2% of right eyes 93.5% of left eyes	92.8% of right eyes 94.2% of left eyes
Median time to maximum post-baseline pupil diameter with ≥ 1.0 mm increase from baseline	73.0 minutes	71.0 minutes

The consistency of these results validates the robustness of the study designs and demonstrates the impressive treatment effect of MydCombi. More generally, these outcomes serve to further validate the bioavailability and efficacy of Optejet drug administration to the ocular surface.

With the primary objectives of our Phase III program met, in December 2020, we submitted an NDA to the FDA for marketing approval in the United States. In March 2021, the FDA accepted our NDA with an expected PDUFA date of October 28, 2021.

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

Sales and Marketing

We are taking a staged approach to the commercialization of our products, retaining rights for MydCombi to potentially optimize the introduction of the technology to the market, and establishing partnerships with licensees for products that require a larger investment in terms of sales force and distribution. Our management team and directors, which are leading the commercialization planning of our lead product candidates in the United States, have substantial experience in the commercialization of ophthalmic therapeutics.

MydCombi is our first expected commercial product. MydCombi is a cash-pay pharmaceutical supply, administered and purchased by clinics and doctors for in-office use. The cost of the product is folded into the established reimbursement for the comprehensive eye exam and thus lends itself to a single specialty-pharmacy distribution model without the need for formulary negotiations and contracting at the managed care level. As such, we estimate MydCombi sales and marketing costs will be significantly below that of a conventional prescription-based pharmaceutical product. As a highly differentiated product with meaningful benefits for both providers and patients, we anticipate fast adoption, especially because part of our strategy is to maintain good economics for the practice. Lastly, we believe that we can be successful with a limited in-person sales force as there is no active competition in this space.

MicroLine is our second expected product for commercialization. Like MydCombi, MicroLine would also be “cash-pay,” negating the need for infrastructure focused on managed care reimbursement. We currently have licensed MicroLine to Arctic Vision for development and commercialization in Greater China and South Korea. Unless we establish additional partnerships for MicroLine, we plan to expand our sales force from approximately ten to fifty people in the United States and focus on promotion in the optometrist office. We also plan to leverage the experience that these offices have had with MydCombi to speed acceptance and prescribing of MicroLine to appropriate patients.

MicroPine is our third expected product for commercialization. MicroPine is a more standard therapeutic, likely reimbursed by payers after negotiating for formulary position. We have licensed MicroPine to Arctic Vision in Greater China and Korea, and to Bausch Health in the United States and Canada. In both cases, our licensee will be responsible for commercialization within their own sales and marketing structures.

Manufacturing

For clinical supply, we currently rely on a combination of limited internal manufacturing capacity and third-party manufacturers located in the United States and abroad. We manage such production with all our vendors on a purchase order basis. Relationships with vendors of critical components are governed by applicable service and supply agreements or purchase order terms. We do not currently have long-term agreements with these manufacturers or any other third-party suppliers. We intend to procure quantities on a purchase order basis for our clinical production. If any of our existing third-party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternately sourced quantities of materials or services due to their unique and specialized nature.

We plan to use multiple contract manufacturing organizations, or CMOs, for the potential commercialization of some of our product candidates, as we have limited internal capacity to produce commercial supplies and might not be able to implement further manufacturing processes internally.

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

For MydCombi, we are not aware of any micro-therapeutics nor of any existing FDA-approved phenylephrine-tropicamide topical fixed combination even in standard macrodose. There are competitive macrodose drop formulations of individual therapeutics such as phenylephrine and tropicamide for mydriasis by companies such as Akorn, Alcon and others, as well as pharmacies that compound the combination on an individual basis for physicians.

For MicroLine, we are not aware of FDA-approved drugs for the improvement of near vision in patients with presbyopia. There are other pharmaceutical companies developing therapies for presbyopia, none of which makes use of microdosing technology or deliver medication as a spray.

We expect that both MydCombi and MicroLine would be “cash pay” products, as MydCombi is purchased directly by offices and used routinely in eye exams, and MicroLine would be considered an “aesthetic” prescription product not generally covered by third party insurance.

For MicroPine, we are not aware of any FDA-approved drugs to slow the progression of myopia. There are other versions of traditional eye drop atropine under development by other pharmaceutical companies for this indication. There also are versions of compounded topical atropine that have not been tested for their safety or efficacy that are dispensed on an individual basis to patients.

Intellectual Property

Our success may depend on our ability to obtain, maintain and enforce our proprietary rights related to our products and other technologies. We must also operate without infringing the valid, proprietary rights of others while preventing others from infringing our proprietary rights. We will seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications. We may also rely on trade secrets and know-how for some proprietary methods, methods of manufacture, and systems and devices. We continue innovating our technologies, and will file appropriate U.S. and foreign patent applications for our future innovations.

Patents

As of December 31, 2020, we owned nine U.S. issued and allowed utility patents, one issued design patent, and nine pending U.S. patent applications, as well as 53 issued foreign patents, 35 pending foreign patent applications, and one pending international PCT application.

Patent coverage within the portfolio includes issued and pending patent applications related to the following devices and methods:

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the drug product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2.9 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug program fee, which for fiscal year 2021 is $0.3 million. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses. Eyenovia is currently eligible for a waiver of the application fees under the small business provisions.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Our MydCombi and MicroLine product candidates are intended as “cash pay” and therefore are not likely subject to the significant uncertainty that exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. The sales of MicroPine, however, would likely depend in part on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

The Patient Protection and Affordable Care Act of 2010, or ACA, included provisions related to the coverage of and payment for prescription drugs under government healthcare programs. With regard to pharmaceutical products, among other things, the ACA was designed to expand and increase industry rebates for drugs covered under Medicaid programs, impose an annual fee on branded pharmaceutical manufacturers and make changes to the coverage requirements under the Medicare Part D program. Although the ACA continues to be the subject of various and ongoing repeal efforts, cost containment for prescription drugs will likely remain a priority under the incoming administration as efforts to curb drug prices enjoy relatively high levels of political support. Among the provisions of the ACA of importance to our potential drug candidates are:

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

Pharmaceutical pricing was a focus of the Trump administration, which also continued efforts to repeal the ACA. It remains to be seen, however, what direction the new Biden administration will take, and what impact it will have on the availability and cost of healthcare goods and services. The elimination of the ACA’s individual mandate, which imposed penalties to individuals who failed to obtain insurance coverage, could ultimately result in fewer individuals having health insurance coverage, which changes to the ACA’s minimum coverage requirements may lead to policies with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.

Employees

As of March 29, 2021, we had 31 full-time and 3 part-time employees. We also engage various consultants and contractors.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.eyenovia.com as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The SEC maintains a website (www.sec.gov) that includes our reports, proxy statements and other information.

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

Our audited financial statements for the year ended December 31, 2020 were prepared under the assumption that we would continue as a going concern. However, our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2020, indicating that, without additional sources of funding, our cash at December 31, 2020 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 – Summary of Significant Accounting Policies – Liquidity and Going Concern of our financial statements included within this Annual Report on Form 10-K, however, management cannot assure you that its plans will be successful. In light of the foregoing, there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will need to raise additional capital in order to continue developing our product candidates and to potentially manufacture and commercialize them. Such funding might not be available on acceptable terms, or at all. Failure to obtain this necessary capital may force us to delay, limit or terminate certain of our product development and commercialization efforts or to continue operations.

We require substantial additional funding to continue our research and development activities. We also need substantial funding to advance potential manufacturing and commercialization, and fund our operating expenses and other activities into next year. If additional capital is not available when needed, including because of general market conditions, we may need to significantly scale back or reprioritize our research and development activities, manufacturing and commercialization plans, and potentially even cease our operations.

We will require substantial funds to discover, develop, protect and conduct research and development for our product candidates, including preclinical testing for future product candidates and clinical trials of any of our product candidates, and to potentially manufacture and market any such product that may be approved for commercial sale. Even if we are successful in raising additional capital, such funds may prove to be insufficient for these activities. Our financing needs may change substantially because of research and development, manufacturing and commercialization-related costs, competition, clinical trials and costs arising from additional regulatory approvals. We might not succeed in raising needed additional funds. The timing of our need for additional funds will depend on a number of factors, which factors are difficult to predict or may be outside of our control, including:

•	the resources, time and costs required to initiate and complete research and development, to initiate and complete preclinical studies and clinical trials and to obtain regulatory approvals for our product candidates;

•	progress in our research and development programs;

•	the timing, receipt and amount of milestone, royalty and other payments from any current or future collaborators, if any; and

•	costs necessary to protect our intellectual property.

If our estimates and predictions relating to any of these factors are incorrect, we may need to modify our operating plan. Additional funds might not be available to us on acceptable terms, or at all, when needed.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

Until such time as we can generate substantial product revenues, we may attempt to finance our cash needs through equity offerings, debt financings, government and/or other third-party grants or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our investors’ ownership interest will be diluted. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more clinical research or development programs or delay manufacturing and commercialization plans, which would adversely impact potential revenues, results of operations and our financial condition.

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

We have incurred net losses of approximately $77.4 million since inception, have not generated any product sales revenue and have not achieved profitable operations. Our net losses were approximately $19.8 million and $21.2 million for the years ended December 31, 2020 and 2019, respectively. We expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. It could be a year or more, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

•	continue the ongoing development of our product candidates;

•	seek marketing approvals for our current and future product candidates that successfully complete clinical trials;

•	continue to develop a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;

•	develop, maintain, expand and protect our intellectual property portfolio;

•	implement additional operational, financial and management systems; and

•	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and

•	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;

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

We are a clinical stage company which commenced active operations in 2014. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our product candidates. Additionally, during the year ended December 31, 2020, we entered into licensing agreements with Bausch Health, for the development and commercialization of MicroPine in the United States and Canada, and Arctic Vision, for the development and commercialization of MicroPine and MicroLine in Greater China and South Korea. We also submitted an NDA for Mydcombi for pharmacologic mydriasis and initiated our Phase III Chaperone studies for presbyopia. However, we have not yet demonstrated our ability to obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We will need to transition from a company with a product development focus to a company capable of supporting commercial and manufacturing activities in the near future. We might not be successful in such a transition. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors during such transition. Consequently, any predictions about our future success or viability might not be as accurate as they could be if we had a longer operating history.

If we are unable to use carryforward tax losses or benefit from favorable tax legislation to reduce our taxes, our business, results of operations and financial condition may be adversely affected.

We have incurred significant net operating losses since our inception in July 2014. As of December 31, 2020, we had federal net operating loss carry-forwards of approximately $60.0 million, of which, approximately $10.8 million will expire at various dates from 2034 to 2037 for federal purposes. If we are unable to use carryforward tax losses to reduce our future taxable basis for corporate tax purposes, our business, results of operations and financial condition may be adversely affected.

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

RISKS RELATED TO DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

We or our licensees may encounter substantial delays in or failure of our clinical trials.

If the clinical trials that we or our licensees are required to conduct to gain regulatory approval are delayed or unsuccessful, we might not be able to market our product candidates. Additionally, because our product candidates are based on new technologies, we expect that our human clinical trials will require extensive research and development and have substantial manufacturing and processing costs. Accordingly, our clinical trial costs could be significantly higher than other conventional therapeutic technologies or drug products and could be delayed if we do not have adequate means to fund them.

We may experience delays in any phase of the development and commercial launch of our product candidates, including during research and development and clinical trials. Conducting a clinical trial is time-consuming and expensive, particularly human clinical trials, and the outcome of any clinical trial is uncertain. The completion of any of these clinical trials may be delayed or halted for numerous reasons, including, but not limited to, the following:

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

We or our licensees may find it difficult to enroll or maintain participation of an adequate number of patients in our clinical trials, which could delay or prevent us or our licensees from proceeding with clinical trials of our product candidates.

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

Even if we or our licensees complete the necessary preclinical studies for any new product candidates and clinical trials for certain of our existing product candidates, the marketing approval process is expensive, time-consuming and uncertain and may prevent us or our licensees from obtaining approvals for the commercialization of some of our product candidates. If we or our licensees are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or our licensees would not be able to commercialize our product candidates, and our ability to generate revenue or receive licensing payments would be materially impaired.

Our business depends on the success of our lead research and development programs, some of which will require additional clinical testing before we can seek regulatory approval and potentially launch commercial sales. In addition, we do not have any products that have gained regulatory approval. Our business and future success depends on our ability to obtain regulatory approval of and then successfully manufacture and commercialize our lead product candidates either alone or with our licensees. We are currently in Phase III clinical trials for MicroLine and MicroPine and our and our licensees ability to develop, obtain regulatory approval for, and successfully commercialize, these and any future product candidates will depend on several factors, including the following:

•	further ascertaining the FDA’s expectations with respect to the nonclinical and clinical testing requirements across our development programs;

•	successful completion of our current clinical trials or any future clinical trials, which will depend substantially upon the satisfactory performance of third-party contractors;

•	successful achievement of the objectives of planned clinical trials, including manufacturability qualification of devices;
•	receipt of marketing approvals from the FDA, and similar regulatory authorities outside the United States;

•	establishing commercial manufacturing and supply arrangements;

•	establishing a manufacturing and commercial infrastructure;

•	acceptance of the products by patients, the medical community and third-party payors;

•	establishing market share while competing with other therapies;

•	successfully executing any pricing and/or reimbursement strategy;

•	a continued acceptable safety and adverse event profile of the products following regulatory approval; and

•	qualifying for, identifying, registering, maintaining, enforcing and defending intellectual property rights and claims covering the products.

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

We are currently focusing efforts on our Mydcombi product, and we have licensed commercialization rights to MicroPine and MicroLine in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea to Arctic Vision (with Senju retaining such licensed rights in the rest of Asia) and to MicroPine in the United States and Canada to Bausch Health. Our understanding of both the number of people who have needs for our products, as well as the subset of people who have the potential to benefit from our product candidates in varying countries, are based on estimates in published literature. While we believe these estimates are reasonable, they may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of mydriasis, progressive myopia and presbyopia. The number of patients in the United States and elsewhere may turn out to be lower than expected or these patients might not be otherwise amenable to our product candidates or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

The commercial success of our product candidates will depend in large part on the degree of market acceptance among ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community.

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

Our licensing partners may fail to use commercially reasonable efforts to commercialize certain of our products.

Our licensing partners are contractually obligated to use commercially reasonable efforts in the commercialization of the products for which they have negotiated a license. Uncovering that one or more of our partners is not using commercially reasonable efforts could take time to discover and time to remedy, during which the sales of our products candidates could be lower than we expect.

We face competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, may adversely affect our financial condition and our or our licensees ability to successfully market or commercialize our product candidates.

The specialty pharma market is highly competitive. If we or our licensees are unable to compete effectively with any existing products, new treatment methods and new technologies, we may be unable to commercialize our current or any future therapeutic products.

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

If we fail to establish and maintain effective manufacturing and distribution processes our business may be adversely affected.

We have limited resources for the manufacturing, sales, marketing and distribution of drug products. To achieve commercial success for the product candidates for which we obtain marketing approval, we will need to establish and maintain an adequate sales force, and additional manufacturing, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. In addition, failure to secure contracts with manufacturers, wholesalers, retailers, or specialty pharmacies could negatively impact the production and distribution of our potential products, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the manufacturing and distribution process, the commercial launch and sales of our potential products may be delayed or severely compromised and our results of operations may be harmed.

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

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

If we or our licensees are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we might not be able to commercialize our product candidates, and our ability to generate revenue would be materially impaired.

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

Because we intend to market any therapy that we may develop in jurisdictions in addition to the United States, such as Canada, Asia, and possibly the European Union, we will likely incur the same costs or more in satisfying foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing and commercialization of our product candidates. Approval by the FDA by itself does not assure approval by regulatory authorities outside the United States and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. Each of these foreign regulatory approval processes includes all of the risks associated with the FDA approval process, as well as risks attributable to having to satisfy local regulations within each of these foreign jurisdictions. In addition, any failure or delay in obtaining regulatory approval in one country may negatively affect the regulatory process in other countries. Our inability to obtain regulatory approval outside the United States may adversely compromise our business prospects.

The terms of approvals, ongoing regulations and post-marketing restrictions for our products in the United States and other jurisdictions in which we have licensed our products may limit how we manufacture and market our products, which could materially impair our ability to generate revenue.

Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. Regulatory authorities, including the FDA in the United States and similar regulatory bodies in other jurisdictions in which we have licensed our products, closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and regulatory requirements. The FDA, and similar regulatory bodies in other jurisdictions in which we have licensed our products, impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not restrict the marketing of our products only to their approved indications, we may be subject to enforcement action for off-label marketing. We, and any potential collaborators we may have in the future, must therefore comply with requirements concerning advertising and promotion for any of our products for which we or our collaborators obtain marketing approval. Thus, if any of our product candidates receive marketing approval, the accompanying label may limit the approved use of our product, which could limit sales of the product.

In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive requirements of the FDA and similar regulatory bodies in other jurisdictions in which we have licensed our products, including, for example, ensuring that quality control and manufacturing procedures conform to cGMP or similar requirements applicable to drug manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to clinicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy. Our third party manufacturers’ inability to satisfy the chemistry, manufacturing and control concerns of regulatory bodies such as the FDA would either prevent us from completing clinical trials or prevent us from obtaining regulatory approval for marketing, either of which would significantly compromise our business prospects.

We may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.

Violations of the Food Drug and Cosmetics Act (“FDCA”) relating to the promotion or manufacturing of drug products may lead to investigations by the FDA, Department of Justice, and/or state Attorneys General alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws in the United States and we face similar regulatory requirements in other jurisdictions in which we have licensed our products. In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

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

We are subject to various U.S. state and federal laws and regulations as well as those of certain foreign jurisdictions. Among the laws applicable to us are those related to fraud and abuse related to healthcare programs and services, including without limitation the federal anti-kickback statute, the federal False Claims Act, the federal physician self-referral law, and the prohibition against beneficiary inducements, among others. Changes in these and other laws may require changes in our business to maintain compliance with legal requirements. Any finding of our failure to comply with such laws and regulations could have a material adverse effect on our business.

Our operations may be directly or indirectly affected by various U.S. federal and state healthcare fraud and abuse laws, including the federal anti-kickback statute, which prohibits any person from knowingly and willfully offering, paying, soliciting or receiving remuneration, directly or indirectly, in return for or to induce the referring, ordering, leasing, purchasing or arranging for or recommending the ordering, purchasing or leasing of an item or service for which payment may be made under U.S. federal healthcare programs, such as the Medicare and Medicaid programs. The U.S. federal anti-kickback statute is very broad in scope. In addition, violations of the federal anti-kickback statute can lead to prosecution under the federal False Claims Act, which imposes per-claim penalties up to nearly $24,000 in addition to treble damages. Because of the potential for such substantial monetary penalties, those under investigation for potential or actual violations of the anti-kickback statute and the False Claims Act have a strong incentive to settle their cases with the government rather than risk litigation. For that reason, some provisions of these laws have not been uniformly or definitively interpreted by existing case law or regulations. In addition, many states have adopted laws similar to the U.S. federal anti-kickback statute, and some of these laws are broader than that statute in that their prohibitions are not limited to items or services paid for by a U.S. federal healthcare program but, instead, apply regardless of the source of payment. Violations of these laws could result in fines, imprisonment or exclusion from government-sponsored programs.

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

Efforts to ensure that our business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices might not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be out of compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may affect our or our licensees’ ability to commercialize our products and the prices we obtain for any products that are approved in the United States or foreign jurisdictions, which would harm our business.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could affect our ability to profitably sell or commercialize our product candidates for which we obtain marketing approval. The pharmaceutical industry has been a particular focus of these efforts and have been significantly affected by legislative initiatives regarding pricing stability and transparency and other topics of reform. Current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any FDA approved product.

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

As is discussed above, several provisions of the ACA are important to our business, including, without limitation, our ability to commercialize our product candidates and the prices we may obtain for any of our product candidates that are approved for sale. Provisions of the ACA that are potentially important to our business include:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new Medicare Part D coverage gap discount program, in which participating manufacturers must agree to offer 50% point-of-sale discounts off negotiated drug prices during the coverage gap period as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	expansion of healthcare fraud and abuse laws, including the federal False Claims Act and the federal Anti-Kickback Statute, and the addition of new government investigative powers, and enhanced penalties for noncompliance;

•	extension of manufacturers’ Medicaid rebate liability
•	expansion of eligibility criteria for Medicaid programs; and

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. The Budget Control Act of 2011, for instance, included measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs (“Sequestration”). These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2027 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and similar laws, including ongoing legislative efforts to promote transparency and contain costs related to pharmaceutical prices, may result in additional reductions in Medicare and other third-party rates and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Continued efforts to reform the healthcare marketplace and delivery system could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. We expect that future reform efforts will continue to prioritize reductions in Medicare and other healthcare spending, more rigorous reimbursement criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which any products we may develop are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

The cost of prescription pharmaceuticals has also been the subject of considerable discussion in the United States, members of both political parties continue to seek ways to address rising costs through new legislative and administrative measures. To date, there have been several laws passed in recent years aimed at curbing the cost of drugs, and additional legislation has been proposed on this subject. It is unclear how the incoming administration will seek to implement these and other measures.

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

Our operations are subject to anti-corruption laws, including the United States Foreign Corrupt Practices Act, or FCPA, and the United Kingdom Bribery Act 2010, or Bribery Act, which apply wherever we do business around the world. We may also become subject to local anti-corruption laws in countries where we may do business in the future, such as Canada’s Corruption of Foreign Public Officials Act, the Criminal Law and Anti-unfair Competition Law of the People’s Republic of China, the Hong Kong Prevention of Bribery Ordinance, and the Act on Preventing Bribery of Foreign Public Officials in International Business Transactions, or OECD Anti-Bribery Convention, enacted by the Organisation for Economic Co-operation and Development, and adopted by South Korea along with more than 40 other countries, and which is designed to criminalize bribery of public officials in connection with international business transactions. The Bribery Act, FCPA, the OECD Anti-Bribery Convention, and similar international treaties and various countries’ local anti-corruption laws, referred to as Anti-Corruption Laws, generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, for example, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

We may in the future operate in jurisdictions that pose a high risk of potential violations of Anti-Corruption Laws, and we may participate in collaborations and relationships with third parties whose actions could potentially subject us to liability under Anti-Corruption Laws. In addition, we cannot predict the nature, scope or effect of future regulatory requirements to which our international operations might be subject or the manner in which existing laws might be administered or interpreted. As we expand our operations outside of the United States, we will need to dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate.

We are also subject to other laws and regulations governing our potential international operations, including regulations administered by the governments of the United Kingdom and the United States, and authorities in the European Union, including applicable export control regulations, economic sanctions on countries and persons, customs requirements and currency exchange regulations, collectively referred to as the Trade Control laws. In addition, various laws, regulations and executive orders also restrict the use and dissemination outside of the United States, or the sharing with certain non-United States nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the United States, it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the United States, which could limit our growth potential and increase our development costs.

We might not be completely effective in ensuring our compliance with all applicable Anti-Corruption Laws or other legal requirements, including Trade Control laws. If we are not in compliance with Anti-Corruption Laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of Anti-Corruption Laws or Trade Control laws by U.K., U.S. or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND MANAGING GROWTH

We are highly dependent on the services of our senior management team, including our Chief Executive Officer and Chief Medical Officer, Dr. Ianchulev, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical, scientific and sales personnel, our business will be harmed.

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

In addition, we are dependent on our continued ability to attract, retain and motivate highly qualified additional management, clinical, scientific, and sales personnel. If we are not able to retain our management and to attract, on acceptable terms, additional qualified personnel necessary for the continued development of our business and commercialization of our product candidates, we might not be able to sustain our operations or grow.

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

As of March 29, 2021, we had only 31 full time employees and we rely on third-party contractors for the provision of professional and other services. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We have limited clinical trial experience. We rely upon third parties in conducting and managing our clinical trials, and those third parties might not perform satisfactorily, including failing to meet deadlines for the completion of such clinical trials.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals for our product candidates and, as part of our various licensing agreements, we rely on our licensees and certain other third parties for some of our clinical development activities. Reliance on third parties reduces our control over these activities and does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the clinical trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. We are also required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions. If any third parties we engage do not successfully carry out their contractual duties, meet expected deadlines or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we might not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them, which may delay the affected clinical trial.

We may need to contract with additional third parties for the manufacture of our product candidates, particularly for commercialization, just as we do to provide materials required for the production of the Optejet and for some of our current research and development activities. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development and commercialization efforts.

We do not currently operate and might not be able to timely implement adequate internal manufacturing facilities for additional clinical or commercial production of our product candidates. In addition, we rely on a number of third parties for the supply of parts, formulations, active pharmaceutical ingredients, and other materials required for our research and development activities. If are unable to establish adequate manufacturing processes internally or we are unable to reach and maintain agreements with third parties to help us, our research and development, manufacturing, and commercialization activities would be delayed.

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

Our manufacturing process is complicated and expensive and it requires months of advance planning. We rely on a limited number of manufacturers for our current supply of product candidates and may need to rely on them extensively for adequate supply of our products during commercialization. If we were unable to acquire the necessary amount of deliverables to complete our clinical trials and ultimately commercialize our products, our progress could be delayed substantially.

Additional potential risks related to reliance on third-party manufacturers include:

•	manufacturing delays if our third-party manufacturers are compromised due to environmental or political factors or health epidemics and pandemics such as the coronavirus, they do not satisfactorily perform according to the terms of their agreements with us, or they give greater priority to the supply of other products over our product candidates or otherwise;

•	delays in obtaining regulatory approval for our product candidates, if our third-party manufacturers fail to satisfy or comply with regulatory requirements;

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us;

•	the possible breach of the manufacturing agreement by the third party;

•	product loss due to contamination, equipment failure or improper installation or operation of equipment or operator error;

•	the failure of the third-party manufacturer to comply with applicable regulatory requirements; and

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

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

Our trademarks or trade names, including Optejet, may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We might not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks might not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we might not be able to compete effectively and our business may be adversely affected.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

Our management and members of our Board of Directors have the ability to substantially influence all matters submitted to stockholders for approval.

As of March 29, 2021, our management and members of our Board of Directors, in the aggregate, beneficially owned shares representing approximately 18.0% of our capital stock. As a result, they can substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons would substantially influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders desire or result in management of our company that our public stockholders disagree with.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 29,2021, we had 25,623,577 shares of common stock outstanding, and 1,357,853 shares of common stock issuable upon exercise of warrants also issued in the March 2020 private placement, which may be resold without restriction.

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The stock market historically has experienced extreme price and volume fluctuations, such as those seen in February 2020 as a result of concerns the coronavirus will impact the economy worldwide. As a result of this volatility and because the public market for our stock is new, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in January 2018 through March 29, 2021, the per share trading price of our common stock has been as high as $10.74 and as low as $1.77. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

•	general economic, industry and market conditions, including as a result of the coronavirus pandemic;
•	our ability to successfully conduct clinical trials, submit NDAs and gain marketing approval for our product candidates;
•	results of clinical trials of our product candidates or those of our competitors;
•	the success of competitive products or technologies;
•	commencing, maintaining, or terminating of licensing agreements and other collaborations;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	the other factors described in this “Risk Factors” section.

We have broad discretion in the use of our cash, including the net proceeds from our financings, and might not use them effectively.

Our management will have broad discretion in the application of our cash, including the net proceeds from our December 2018, July 2019 and August 2020 public offerings of common stock, and March 2020 private placement, and could spend our cash in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, including the net proceeds from our financings, in a manner that does not produce income or that loses value.

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

Our principal executive offices are located in approximately 3,800 square feet of office space in New York City, NY. In addition, we lease approximately 1,000 square feet of office space in Reno, Nevada where we perform certain of our research and development activities. We also lease approximately 4,500 square feet for a planned commercial manufacturing facility in Redwood City, California and 120 square feet of office space in Newport Beach, California for clinical and marketing team offices.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Executive Officers

The following table sets forth information concerning our executive officers as of March 29, 2021:

Name	Age	Position
Tsontcho Ianchulev, M.D., M.P.H.	47	Chief Executive Officer, Chief Medical Officer and Director
John Gandolfo	60	Chief Financial Officer and Secretary
Michael Rowe	59	Chief Operating Officer
Jennifer “Ginger” Clasby	67	Vice President of Regulatory and Clinical
Luke Clauson	43	Vice President, Research & Development, Manufacturing

Dr. Ianchulev has been serving as our Chief Executive Officer, Chief Medical Officer and a member of our Board of Directors since March 2014. From 2009 to 2016, he was the chief medical officer and the head of technology and business development for Transcend Medical, Inc. (acquired by Novartis AG (NYSE: NVS)/Alcon Inc. (NYSE: ALC)). Prior to that, while at Genentech, Inc. (previously NYSE: DNA, before going private in 2009), Dr. Ianchulev headed the ophthalmology research group and directed the development and the FDA approval of Lucentis. Dr. Ianchulev currently serves as a director of the ASCRS Foundation, and is a member of the board of directors of Iantrek, Inc. and AEye, Inc. He was formerly chairman of the board of directors of ianTECH, Inc. from 2014 until its acquisition by Carl Zeiss Meditec AG (ETR: AFX) in December 2018. Dr. Ianchulev received his B.S. from the University of Rochester. He received both his M.D. and an M.P.H. from Harvard University and completed his specialty training at the Doheny Eye Institute. Currently, Dr. Ianchulev serves as a professor in the New York Eye and Ear Infirmary of Mount Sinai.

John Gandolfo has been serving as our Chief Financial Officer and Secretary since December 2017. Mr. Gandolfo has approximately 30 years of experience as a chief financial officer of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas. Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Prior to joining Eyenovia, Mr. Gandolfo was Chief Financial Officer of Xtant Medical Holdings, Inc. (NYSE: XTNT) from July 2010 through August 2017. Prior to joining Xtant, he served as the Chief Financial Officer for Progenitor Cell Therapy, L.L.C., the global contract development and manufacturing services platform of the Hitachi Chemical Co., Ltd. (now known as Showa Denko Materials, Co., Ltd.) Regenerative Medicine Business Sector, represented in the United States by Hitachi Chemical Advanced Therapeutics Solutions, LLC (now known as Minaris Regenerative Medicine, LLC), a manufacturer of stem cell therapies, from January 2009 to June 2010. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer of Power Medical Interventions, Inc. (acquired by Covidien Public Limited Company, which was in turn acquired by Medtronic Public Limited Company (NYSE: MDT)), a publicly held developer and manufacturer of computerized surgical stapling and cutter systems, from January 2007 to January 2009. Prior to joining Power Medical Interventions, Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies Inc., a then publicly held supplier of needle-free drug delivery systems to the pharmaceutical and biotechnology industries, from September 2001 to May 2006, and he served on the Bioject’s board of directors from September 2006 through May 2007. Prior to joining Bioject, Mr. Gandolfo was the Chief Financial Officer of Capital Access Network, Inc. (now known as CAN Capital, Inc.), a privately held specialty finance company, from 2000 through September 2001, and Xceed Software, Inc. (OTC: EXDW), an Internet consulting firm, from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc., a then publicly held, cancer-focused healthcare information company. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc., a then publicly held manager of diagnostic imaging centers throughout the United States. Mr. Gandolfo currently serves on the board of directors and audit and compensation committees of Odyssey Group International, Inc. (OTC: ODYY) and on the board and audit committee of electroCore, Inc. (NASDAQ:ECOR). Mr. Gandolfo received his B.A. in business administration from Rutgers University. He is a certified public accountant (inactive status) who began his professional career at Price Waterhouse.

Michael Rowe has served as the Company’s Chief Operating Officer since January 2021. Prior to that, he served as the Company’s Vice President, Commercial since October 2019, having first joined the Company in July 2018 as Vice President, Marketing. From February 2016 to June 2018, Mr. Rowe was Senior Director of U.S. and Global Marketing, Ophthalmology at Aerie Pharmaceuticals, Inc. (NASDAQ: AERI), where he was responsible for the United States and international commercialization of glaucoma and ocular hypertension products. From July 2010 until February 2016, Mr. Rowe served in various strategic management roles at Allergan plc (since acquired by AbbVie Inc. (NYSE: ABBV)), most recently as the Head of Corporate Competitive Intelligence, where he supported multiple corporate strategic initiatives as well as strategic planning for the company’s worldwide glaucoma franchise. Mr. Rowe also has held senior marketing roles at Bayer Healthcare Pharmaceuticals Inc., Women First HealthCare, Inc. (a former public company) and senior marketing and health economics roles at Pfizer Inc. (NYSE: PFE). Mr. Rowe received an M.S. from Rensselaer Polytechnic Institute and received a B.A. from The State University of New York at Stony Brook.

Jennifer “Ginger” Clasby has served as the Company’s Vice President of Regulatory and Clinical since January 2021. Prior to that, she served as the Company’s Vice President, Clinical Operations since September 2017. From July 2009 to May 2017, she served as Vice President, Clinical & Regulatory Affairs/Quality Assurance at Transcend Medical, Inc. In that position, she was responsible for overseeing clinical operations and regulatory processes for the company’s clinical trials in the United States, Europe and Latin America, as well as worldwide regulatory affairs, quality assurance and compliance activities. She was also a pivotal executive with Promedica International, a contract research organization, from 1994 to 2009. Prior to that, Ms. Clasby worked with ophthalmic device companies American Medical Optics, a division of America Hospital Supply Corporation (currently known as Johnson & Johnson Vision Care, Inc.) and Optical Radiation Corporation (now part of EssilorLuxottica SA (Euronext Paris: EL)) in various roles for approximately 14 years in the areas of clinical affairs, manufacturing operations, marketing and sales. She has served on the University of California-Irvine Extension Life Science Advisory Committee and the Orange County Regulatory Affairs Discussion Group. She holds an M.S. degree in Industrial Engineering from Arizona State University and B.S. degrees in mathematics and physics from Guilford College.

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

Based upon information furnished by our transfer agent, at March 29, 2021, we had approximately 130 holders of record of our common stock.

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

The following discussion and analysis is based on, and should be read in conjunction with our financial statements for the years ended December 31, 2020 and 2019, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

Overview

We are a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on our proprietary microdose array print (MAP™) platform technology. We aim to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver ophthalmic medication with a success rate significantly higher than traditional eye drops (~ 90% vs. ~ 50%). Our technology also can deliver up to a 75% reduction in ocular drug and preservative exposure and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and Phase III trials. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration, or the FDA. Our microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Our products are classified by the FDA as drugs, and not medical devices or drug-device combination products. Our pipeline is currently focused on the late-stage development of microdosed medications for progressive myopia, presbyopia, and mydriasis.

MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to 5 million considered to be at risk for high myopia. In February 2019, the FDA accepted our investigational new drug application, or IND, to initiate a Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, we previously experienced delays in trial enrollment and initiation as a result of reduced clinical trial activities and operations at investigator sites. However, we have since been able to resume enrollment in the CHAPERONE study.

On October 9, 2020, we entered into the Bausch License Agreement, pursuant to which Bausch Health may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch Health also will pay us royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch Health has assumed oversight and costs related to the ongoing CHAPERONE study.

MicroLine is our pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on nearby objects. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. We have two planned Phase III VISION trials for MicroLine, and initiated the first of these trials in December 2020.

On August 10, 2020, we entered into the Arctic Vision License Agreement, pursuant to which Arctic Vision may develop and commercialize MicroPine and MicroLine in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, we received an upfront payment of $4.0 million before any payments to Senju. In addition, we may receive up to a total of $41.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine and MicroLine from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement.

MicroStat (or Mydcombi™) is our fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated 80 million office-based comprehensive eye exams performed every year in the United States. We have completed two Phase III trials for MicroStat and announced positive results from these studies, known as MIST-1 and MIST-2. In March 2021, the FDA accepted our NDA for MydCombi with an expected PDUFA date of October 28, 2021.

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

Our net losses were $19.8 million and $21.2 million for the years ended December 31, 2020 and 2019. As of December 31, 2020, we had working capital and an accumulated deficit of $15.2 million and $77.4 million, respectively.

Financial Overview

Revenue and Cost of Revenue

In August and October 2020, we entered into the Arctic Vision License Agreement and Bausch License Agreement, respectively. Both of these agreements provide for the Company to earn revenue from an upfront licensing fee, the achievement of various development and regulatory milestones, and royalty income on sales of licensed products. Pursuant to the Senju License agreement, we will pay a mid-double digit percentage of such payments from the Arctic Vision License Agreement to Senju. See Note 9 – Commitments and Contingencies and Note 10 – Related Party Transactions.

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our microdose therapeutics and consist primarily of contract service expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, and non-cash stock-based compensation expense. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates. We also anticipate increased expenses related to audit, legal, regulatory, and tax-related services associated with maintaining compliance with our exchange listing and SEC requirements. In addition, director and officer insurance premiums and investor relations costs associated with being a public company are expected to increase in future periods.

Results of Operations

Year Ended December 31, 2020 Compared with Year Ended December 31, 2019

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment has not yet met the revenue recognition criteria under U.S. GAAP, and has been recorded as $4.0 million of deferred license fee and $1.6 million of deferred cost of revenue. In October 2020, we received a $10.0 million upfront payment under the Bausch Health License Agreement. This upfront payment has also not yet met the revenue recognition criteria under U.S. GAAP and has been recorded as $10.0 million of deferred license fee. In December 2020, in connection with the achievement of a milestone under the Arctic Vision License Agreement, we recognized $2.0 million of revenue, and accrued $0.8 million of cost of revenue (due to Senju).

Research and Development Expenses

Research and development expenses for the year ended December 31, 2020 totaled $13.3 million, a decrease of $0.8 million, or 6%, as compared to $14.1 million recorded for the year ended December 31, 2019. Research and development expenses consisted of the following:

	For the Year Ended
	December 31,
	2020	2019
Direct clinical and non-clinical expenses	$6,717,452	$7,830,488
Personnel-related expenses	3,688,948	3,136,860
Supplies and materials	1,438,928	1,666,284
Non-cash stock-based compensation expenses	1,350,894	1,459,055
Other	67,595	9,762
Total research and development expenses	$13,263,817	$14,102,449

The decrease in direct clinical and non-clinical expenses is primarily due to cost reimbursements from Arctic Vision and Bausch Health (contra expense) and reduced activity due to COVID-19 austerity measures. The increase in personnel-related expenses is primarily due to new hires in the R&D group. The decrease in supplies and materials is primarily due to COVID-19 austerity measures. The decrease in stock-based compensation expense is primarily due to the timing of vesting of certain equity awards. The increase in other expense reflects the depreciation of additional equipment purchased for clinical trials.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 totaled $7.7 million, an increase of $0.5 million, or 7%, as compared to $7.2 million recorded for the year ended December 31, 2019. The increase was primarily attributable to increases of $0.2 million in payroll related expenses due to new hires, $0.4 million in patent expense, and $0.8 million in legal costs related to business development activities. This was offset by decreases of $0.4 million in travel expense and $0.2 million in meetings primarily due to COVID-19 austerity measures, as well as decreases of $0.1 million in filing fees and $0.1 million in consulting fees.

Liquidity and Going Concern

Since inception, we have experienced negative cash flows from operations. At December 31, 2020, our accumulated deficit since inception was $77.4 million.

At December 31, 2020, we had a cash and cash equivalents balance of $28.4 million, working capital of $15.2 million and stockholders’ equity of $15.3 million.

At December 31, 2020, we had $0.5 million of debt outstanding. On May 8, 2020, we received cash proceeds of $463,353 pursuant to a loan provided in connection with the Paycheck Protection Program under the CARES Act (the “PPP Loan”). The PPP Loan provides for monthly installment payments of $19,508 beginning in August 2021 with the remaining balance due on May 3, 2022, the maturity date. The PPP Loan bears interest at a fixed rate of 1.00% per annum.

These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

During the year ended December 31, 2020 and 2019, our sources and uses of cash were as follows:

Net cash used in operating activities for the year ended December 31, 2020 was $6.4 million, which includes cash used to fund a net loss of $19.8 million, reduced by $2.6 million of non-cash expenses, offset by $10.8 million of net cash provided by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the year ended December 31, 2019 was $18.9 million, which includes cash used to fund a net loss of $21.2 million, reduced by $2.5 million of non-cash expenses and $0.3 million of net cash used in changes in the levels of operating assets and liabilities.

Net cash used in investing activities was $0.3 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively, which was attributable to purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2020 totaled $20.9 million, which was primarily attributable to $12.4 million of net proceeds from the sale of common stock in our August 2020 public offering, $5.6 million of net proceeds from the sale of common stock and warrants in our March 2020 private placement, $2.9 million of proceeds from the exercise of warrants issued in our March 2020 private placement and options and $0.5 million from the proceeds of the PPP Loan, offset by $0.5 million from the repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2019 totaled $13.5 million, which was primarily attributable to $13.0 million of net proceeds from the sale of common stock in our July 2019 public offering and $0.6 million of proceeds from the exercise of stock options.

Risks and Uncertainties

Due to the COVID-19 pandemic, we previously experienced delays in trial enrollment and initiation of our Phase III registration trial of our MicroPine drug candidate (the CHAPERONE study) as a result of reduced clinical trial activities and operations at investigator sites. However, we have since been able to resume enrollment in that study.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of December 31, 2020 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2020.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2021 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2021, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit Committee is incorporated by reference from the section captioned “Corporate Governance Matters—Board Committees—Audit Committee” contained in our proxy statement related to the 2021 Annual Meeting of Stockholders.

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

The following table provides information as of December 31, 2020 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan, as amended	1,140,630	$2.88	15,333
Amended and Restated 2018 Omnibus Stock Incentive Plan	2,423,993	3.57	502,853
Equity compensation plans not approved by security holders	-	-	-
Total	3,564,623	$3.34	518,186

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

2.	Financial Statement Schedules:

None.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.2	Amended and Restated Bylaws	8-K	001-38365	3.1	March 12, 2018

4.1	Description of Securities	--	--	--	Filed herewith

4.2	Form of Class A Warrant issued on March 24, 2020	8-K	001-38365	4.1	March 25, 2020

4.3	Form of Class B Warrant issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.1.1#	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	10-Q	001-38365	10.24	August 14, 2020

10.1.2#	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020

10.2*	Master Consulting Services Agreement, dated November 4, 2014, between Eyenovia, Inc. and Private Medical Equity, Inc.	S-1	333-222162	10.10	December 19, 2017

10.3*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Tsontcho Ianchulev.	8-K	001-38365	10.16	February 19, 2019

10.4*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo.	8-K	001-38365	10.17	February 19, 2019

10.5*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Luke Clauson.	8-K	001-38365	10.18	February 19, 2019

10.6*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Michael Rowe.	8-K	001-38365	10.19	February 19, 2019

10.7*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Jennifer Clasby.	8-K	001-38365	10.20	February 19, 2019

10.8	Form of Nondisclosure, Assignment of Inventions and Noncompetition Agreement.	8-K	001-38365	10.21	February 19, 2019

10.9*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended.	S-8	333-233278	10.14	August 14, 2019

10.10*	Form of Nonqualified Stock Option Agreement.	S-8	333-23378	10.15	August 14, 2019

10.11	Registration Rights Agreement, dated March 23, 2020, between Eyenovia, Inc. and the investors named therein	8-K	001-38365	10.23	March 25, 2020

10.12	Promissory Note and Agreement dated May 3, 2020	8-K	001-38365	10.24	May 8, 2020

10.13*	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	8-K	001-38365	10.25	July 2, 2020

10.14*	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38365	10.14	June 14, 2018

10.15*	Form of Restricted Stock Award Agreement	8-K	001-38365	10.15	June 14, 2018

10.16#	License Agreement by and between Eyenovia, Inc. and Artic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

10.17#	License Agreement by and between Eyenovia, Inc. and Bausch Health Ireland Limited, dated October 9, 2020.	8-K	001-38365	10.1	October 13, 2020

23.1	Consent of Marcum LLP	--	--	--	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2020 and 2019; (ii) Statements of Operations for the Years Ended December 31, 2020 and 2019; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2020 and 2019; (iv) Statements of Cash Flows for the Years Ended December 31, 2020 and 2019; and (v) Notes to Financial Statements	--	--	--	Filed herewith

* Management contract or other compensatory plan.

# Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYENOVIA, INC.

Date: March 30, 2021	By:	/s/ Tsontcho Ianchulev
Tsontcho Ianchulev
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tsontcho Ianchulev	Chief Executive Officer	March 30, 2021
Tsontcho Ianchulev	(Principal Executive Officer) and Director

/s/ John Gandolfo	Chief Financial Officer	March 30, 2021
John Gandolfo	(Principal Financial and Accounting Officer)

/s/ Fredric N. Eshelman	Chairman of the Board and Director	March 30, 2021
Fredric N. Eshelman

/s/ Curt H. LaBelle	Director	March 30, 2021
Curt H. LaBelle

/s/ Kenneth B. Lee, Jr.	Director	March 30, 2021
Kenneth B. Lee, Jr.

/s/ Ernest Mario	Director	March 30, 2021
Ernest Mario

/s/ Charles E. Mather IV	Director	March 30, 2021
Charles E. Mather IV

/s/ Anthony Y. Sun	Director	March 30, 2021
Anthony Y. Sun

EYENOVIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eyenovia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eyenovia, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America .

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations for a reasonable period of time, which is considered to be one year from the issuance of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 30, 2021

EYENOVIA, INC.

Balance Sheets

	December 31,
	2020	2019
Assets

Current Assets:
Cash and cash equivalents	$28,371,828	$14,152,601
Deferred license costs	1,600,000	-
License receivable	2,966,039	-
Prepaid expenses and other current assets	453,478	196,680

Total Current Assets	33,391,345	14,349,281

Property and equipment, net	396,380	230,538
Security deposit	119,035	117,800

Total Assets	$33,906,760	$14,697,619

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,461,665	$1,541,358
Accrued compensation	1,150,672	916,873
Accrued expenses and other current liabilities	1,480,692	453,430
Deferred rent - current portion	7,809	-
Deferred license fee	14,000,000	-
Notes payable - current portion	97,539	-

Total Current Liabilities	18,198,377	2,911,661

Deferred rent - non-current portion	38,684	45,351
Notes payable - non-current portion	365,814	-

Total Liabilities	18,602,875	2,957,012

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
0 shares issued and outstanding as of December 31, 2020 and
2019, respectively	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized;
24,978,585 and 17,100,726 shares issued and outstanding
as of December 31, 2020 and 2019, respectively	2,498	1,710
Additional paid-in capital	92,742,306	69,409,949
Accumulated deficit	(77,440,919)	(57,671,052)

Total Stockholders' Equity	15,303,885	11,740,607

Total Liabilities and Stockholders' Equity	$33,906,760	$14,697,619

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2020	2019
Operating Income
Revenue	$2,000,000	$-
Cost of revenue	(800,000)	-

Gross Profit	1,200,000	-

Operating Expenses:
Research and development	13,263,817	14,102,449
General and administrative	7,725,408	7,206,095

Total Operating Expenses	20,989,225	21,308,544

Loss From Operations	(19,789,225)	(21,308,544)

Other Income (Expense):
Small Business Administration Economic
Injury Disaster Grant	10,000	-
Interest expense	(17,042)	-
Interest income	26,400	151,786

Net Loss	$(19,769,867)	$(21,156,758)

Net Loss Per Share
- Basic and Diluted	$(0.94)	$(1.47)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	21,054,706	14,349,738

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Changes in Stockholders' Equity

	For the Years Ended December 31, 2020 and 2019
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2019	11,468,996	$1,147	$53,388,216	$(36,514,294)	$16,875,069

Issuance of common stock in public offering [1]	5,046,763	505	12,958,070	-	12,958,575

Exercise of stock options on cashless basis	236,466	24	(24)	-	-

Exercise of stock options	348,501	34	551,743	-	551,777

Stock-based compensation	-	-	2,511,944	-	2,511,944

Net loss	-	-	-	(21,156,758)	(21,156,758)

Balance - December 31, 2019	17,100,726	1,710	69,409,949	(57,671,052)	11,740,607

Issuance of common stock and warrants
in private placement [2]	2,675,293	267	5,451,475	-	5,451,742

Issuance of common stock in public offering [3]	3,833,334	383	12,495,325	-	12,495,708

Exercise of stock warrants	1,332,841	134	2,820,228	-	2,820,362

Exercise of stock options	36,391	4	82,157	-	82,161

Stock-based compensation	-	-	2,483,172	-	2,483,172

Net loss	-	-	-	(19,769,867)	(19,769,867)

Balance - December 31, 2020	24,978,585	$2,498	$92,742,306	$(77,440,919)	$15,303,885

[1] Includes gross proceeds of $14,030,001, less total issuance costs of $1,071,426.

[2] Includes gross proceeds of $5,984,931, less total issuance costs of $533,189.

[3] Includes gross proceeds of $13,800,002, less total issuance costs of $1,304,294.

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2020	2019

Cash Flows From Operating Activities
Net loss	$(19,769,867)	$(21,156,758)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of property and equipment	95,415	15,343
Stock-based compensation	2,483,172	2,511,944
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	218,418	(63,924)
License receivable	(2,966,039)	-
Deferred license costs	(1,600,000)	-
Accounts payable	(79,693)	31,834
Accrued compensation	233,799	4,769
Accrued expenses and other current liabilities	1,000,612	(266,283)
Deferred license fee	14,000,000	-
Security deposit	(1,235)	-
Deferred rent	1,142	3,767

Net Cash Used In Operating Activities	(6,384,276)	(18,919,308)

Cash Flows From Investing Activities
Purchases of property and equipment	(261,257)	(166,643)

Net Cash Used In Investing Activities	(261,257)	(166,643)

Cash Flows From Financing Activities
Proceeds from sale of common stock in public offering [1]	-	13,214,949
Proceeds from sale of common stock and warrants in private placement [2]	5,569,136	-
Proceeds from sale of common stock in public offering [3]	12,734,002	-
Proceeds from exercise of stock warrants	2,820,362	-
Proceeds from PPP 7(a) Loan	463,353	-
Repayments of notes payable	(475,216)	-
Payment of offering issuance costs	(329,038)	(256,374)
Proceeds from exercise of stock options	82,161	551,777

Net Cash Provided By Financing Activities	20,864,760	13,510,352

Net Increase (Decrease) in Cash and Cash Equivalents	14,219,227	(5,575,599)

Cash and cash equivalents - Beginning of Year	14,152,601	19,728,200

Cash and cash equivalents - End of Year	$28,371,828	$14,152,601

[1] Includes gross proceeds of $14,030,001, less issuance costs of $815,052 deducted directly from the offering proceeds.

[2] Includes gross proceeds of $5,984,931, less issuance costs of $415,795 deducted directly from the private placement proceeds.

[3] Includes gross proceeds of $13,800,002, less issuance costs of $1,066,000 deducted directly from the offering proceeds.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$13,974	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Exercise of stock options on a cashless basis	$-	$24
Accrued purchases of leasehold improvements	$-	$42,500

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Eyenovia. Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on its propriety array print (MAPTM) platform technology. Eyenovia aims to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, branded the Opejet®, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver ophthalmic medication with a success rate significantly higher than that of traditional eye drops (~ 90% vs. ~ 50%). Using its proprietary delivery technology, Eyenovia is developing the next generation of smart ophthalmic therapies which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration (the “FDA”). Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

Risks and Uncertainties

Due to the COVID-19 pandemic, the Company initially experienced delays in trial enrollment and initiation of its Phase III registration trial of its MicroPine drug candidate (the CHAPERONE study) as a result of reduced clinical trial activities and operations at trial sites. However, the Company has since been able to resume enrollment in that study.

Note 2 – Summary of Significant Accounting Policies

Liquidity and Going Concern

As of December 31, 2020, the Company had cash and cash equivalents of approximately $28.4 million and an accumulated deficit of approximately $77.4 million. For the year ended December 31, 2020, the Company incurred net losses of approximately $19.8 million and used cash in operations of approximately $6.4 million.

The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies – Continued

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, stock-based compensation, the recoverability and useful lives of long-lived assets, the recovery of deferred costs and the deferral of revenues. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

See Note 2 - Summary of Significant Accounting Policies — Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.

The Company has cash deposits and U.S. treasury bills in financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of December 31, 2020 and 2019, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $28,121,828 and $13,902,601, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 1 to 10 years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment extends the useful life of the assets.

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment losses during the years ended December 31, 2020 and 2019.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on Accounting Standards Codification (“ASC”) Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, accounts payable, accrued expenses and other current liabilities approximate fair values due to the short-term nature of these instruments.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies – Continued

Revenue Recognition

Our revenues are generated primarily through research, development and commercialization agreements. The terms of such agreements may contain multiple promised goods and services, which may include (i) licenses to our intellectual property, and (ii) in certain cases, payment in connection with the manufacturing and delivery of clinical supply materials. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; milestone payments; payments for clinical product supply, and royalties on future product sales.

We analyze our arrangements to assess whether such arrangements involve joint operating activities. For collaboration arrangements that are deemed to be within the scope of ASC Topic 808, “Collaborative Arrangements” (“ASC 808”), we allocate the contract consideration between such joint operating activities and elements that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Our policy is to recognize amounts allocated to joint operating activities as a reduction in research and development expense.

Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

•	Step 1: Identify the contract with the customer;
•	Step 2: Identify the performance obligations in the contract;
•	Step 3: Determine the transaction price;
•	Step 4: Allocate the transaction price to the performance obligations in the contract; and
•	Step 5: Recognize revenue when the company satisfies a performance obligation.

We must make significant judgments in our revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation. In addition, arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered discretionary purchase options. We assess if these options provide a material right to the customer and if so, they are considered performance obligations.

For upfront license fees, we must consider how many performance obligations are in the contract and, if more than one, how to allocate the fee to those performance obligations upon satisfaction of the performance obligation(s). Milestone payments represent variable consideration that will be recognized when the performance obligation is achieved. Sales-based royalty payments derived from usage of intellectual property are recognized when those sales occur.

During 2020, the Company entered into a license agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”) and a license agreement (the “Bausch License Agreement”) with Bausch Health Companies, Inc. (“Bausch Health”). Each license has three revenue components: 1) an upfront license fee; 2) milestone payments and 3) royalty payments. See Note 9 – Commitments and Contingencies for additional details.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies – Continued

Deferred License Fee

The Company enters into license agreements which provides for the receipt of non-refundable, upfront licensing payments. These payments are recorded as deferred license fees and will be earned and recognized as revenue upon the satisfaction of performance obligations. See Note 9 – Commitments and Contingencies for additional details.

Deferred License Costs

The Company enters into license agreements which provides for payment of license costs in connection with the Company’s receipt of license fees. These payments are recorded as deferred license costs and will be recorded as an expense when the related license fee revenue is recognized. See Note 10 – Related Party Transactions for additional details.

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2020	2019
Warrants	2,011,313	-
Options	3,427,705	2,237,438
Restricted stock units	104,083	60,355
Total potentially dilutive shares	5,543,101	2,297,793

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Adopted Accounting Pronouncements

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11 “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard, which the Company adopted on January 1, 2020, did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2020, the FASB issued ASU 2020-03 “Codification Improvements to Financial Instruments” (“ASU 2020-03”). ASU 2020-03 improves and clarifies various financial instruments topics. ASU 2020-03 includes seven different issues that describe the areas of improvement and the related amendments to GAAP, intended to make the standards easier to understand and apply by eliminating inconsistencies and providing clarifications. The Company adopted ASU 2020-03 upon issuance, which did not have a material impact on the Company’s financial position, results of operations or cash flow.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02, as amended, is now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The FASB issued ASU 2019-01 “Leases (Topic 842) Codification Improvements” in March 2019 and ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2019-01, ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating ASU 2016-02 and its impact on its financial position, results of operations, and cash flows. The Company intends to adopt the ASU effective January 1, 2021 with no material impact.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 – Summary of Significant Accounting Policies – Continued

Recently Issued Accounting Pronouncements - Continued

In August 2018, the FASB issued ASU No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating ASU 2018-13 and its impact on its financial position, results of operations and cash flows.

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

Note 3 – Prepaid Expenses and Other Current Assets

As of December 31, 2020 and 2019, prepaid expenses and other current assets consisted of the following:

	December 31,
	2020	2019
Payroll tax receivable	$151,942	$95,233
Prepaid insurance expenses	110,094	33,923
Prepaid research and development expenses	-	17,978
Prepaid licenses and subscriptions	57,051	-
Prepaid patent expenses	-	12,404
Prepaid conference expenses	29,403	10,600
Prepaid board of directors expenses	68,250	-
Prepaid rent and security deposit	25,004	2,463
Other	11,734	24,079
Total prepaid expenses and other current assets	$453,478	$196,680

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 4 – Property and Equipment, Net

As of December 31, 2020 and 2019, property and equipment consisted of the following:

	December 31,
	2020	2019
Equipment	$435,521	$229,529
Leasehold improvements	137,765	82,500
	573,286	312,029
Less: accumulated depreciation and amortization	(176,906)	(81,491)
Property and equipment, net	$396,380	$230,538

Depreciation and amortization expense was $95,415 and $15,343 for the years ended December 31, 2020 and 2019, respectively, of which $67,595 and $9,762 was included within research and development expenses and $27,820 and $5,581 was included in general and administrative expenses in the statements of operations for the years ended December 31, 2020 and 2019, respectively.

Note 5 – Accrued Expenses and Other Current Liabilities

As of December 31, 2020 and 2019, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2020	2019
Accrued research and development expenses	$348,254	$208,175
Accrued consulting and professional services	235,355	97,396
Credit card payable	50,002	56,979
Leasehold improvements	-	42,500
Accrued franchise tax	32,480	40,995
Accrued travel and entertainment expenses	-	7,385
Accrued licensing fees	804,447	-
Accrued interest	3,068	-
Accrued expense reimbursements	5,459	-
Other	1,627	-
Total accrued expenses and other current liabilities	$1,480,692	$453,430

Note 6 – Accrued Compensation

As of December 31, 2020 and 2019, accrued compensation consisted of the following:

	December 31,
	2020	2019
Accrued bonus expenses	$938,873	$897,839
Accrued payroll expenses	211,799	19,034
Total accrued compensation	$1,150,672	$916,873

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 7 – Notes Payable

As of December 31, 2020 and 2019, notes payable consisted of the following:

	December 31, 2020			December 31, 2019
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total
Paycheck Protection Program loan	$97,539	$365,814	$463,353	$-	$-	$-
Total	$97,539	$365,814	$463,353	$-	$-	$-

On February 24, 2020, the Company issued a note payable (the “Note”) for the purchase of a directors’ and officers’ liability insurance policy. The Note was payable in nine monthly payments of $53,750 for an aggregate principal amount of $475,216. The Note accrues interest at a rate of 4.29% per year and matured on November 24, 2020. During the year ended December 31, 2020, the Company repaid the principal amount of the Note.

On May 8, 2020, the Company received cash proceeds of $463,353 pursuant to a loan provided in connection with the Paycheck Protection Program under the CARES Act (the “PPP Loan”). The PPP Loan provides for monthly installment payments of $19,508 beginning in August 2021 with the remaining balance due on May 3, 2022, the maturity date. The PPP Loan bears interest at a fixed rate of 1.00% per annum. The Company will be applying for loan forgiveness on the PPP Loan.

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

During the years ended December 31, 2020 and 2019, the Company recorded interest expense of $17,042 and $0, respectively.

Note 8 – Income Taxes

The provision for income taxes consists of the following expenses (benefits):

	For The Years Ended
	December 31,
	2020	2019
Deferred tax provision (benefit):
Federal	(3,797,052)	(4,999,920)
State and local	(434,082)	68,762
	(4,231,134)	(4,931,158)
Change in valuation allowance	4,231,134	4,931,158
Provision for income taxes	$-	$-

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Income Taxes – Continued

The provision for income taxes differs from the United States Federal statutory rate as follows:

	For The Years Ended
	December 31,
	2020	2019
Federal statutory rate	(21.0)%	21.0%
State tax rate, net of federal benefit	(0.1)%	0.1%
Permanent differences	0.5%	(0.2)%
Research & development tax credits	(1.4)%	3.0%
Prior period adjustments and other	0.6%	(0.6)%
Change in valuation allowance	21.4%	(23.3)%
Effective income tax rate	(0.0)%	0.0%

Deferred tax assets consist of the following:

	For The Years Ended
	December 31,
	2020	2019
Net operating loss carryforwards	$12,972,865	$9,479,512
Stock-based compensation	1,385,554	943,370
Intangible assets	409,705	328,773
Research and development tax credits	1,861,938	1,584,753
Deferred tax assets, gross	16,630,062	12,336,408
Property and equipment	(76,550)	(14,030)
Deferred tax assets, net before allowance	16,553,512	12,322,378
Valuation allowance	(16,553,512)	(12,322,378)
Deferred tax assets, net	$-	$-

As of December 31, 2020, the Company had approximately $60,000,000 of domestic Federal net operating loss carryforwards ("NOLs") that may be available to offset future Federal taxable income. Approximately $10,800,000 of those NOLs will expire during the years ranging from 2034 to 2037. The remaining NOLs of approximately $49,200,000 have no expiration dates. Internal Revenue Code Section 382 limits the utilization of approximately $35,000,000 of those NOLs to approximately $918,000 on an annual basis as a result of ownership changes that occurred through July 15, 2019. As of December 31, 2020, the Company had (a) minimal state net operating loss carryforwards that may be available to offset future state taxable income as it conducted most of its operations in Nevada which does not tax corporate income; and (b) approximately $5,500,000 of New York City net operating loss carryforwards.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 “Income Taxes Accounting” ("ASC 740"). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2020 and 2019, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 – Income Taxes – Continued

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements as of December 31, 2020 and 2019. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2020 and 2019. No tax related interest or penalties were incurred during the years ended December 31, 2020 and 2019. The Company's Federal, State and Local income tax returns beginning with the year ended December 31, 2017 remain subject to examination.

Note 9 – Commitments and Contingencies

Operating Leases

On August 8, 2018, the Company entered into a lease agreement to lease approximately 3,800 square feet of office space in New York, NY. The monthly base rent ranges from $19,633 to $22,486 per month over the term of the lease. The lease expires on September 30, 2023. The security deposit is approximately $119,000.

On July 17, 2020, the Company entered into a lease agreement to lease approximately 3,000 square feet of office space in Redwood City, California (the “Gross Industrial Lease”). The monthly base rent was for $7,500 per month over the term of the lease through August 31, 2021 with a security deposit of $7,500. On December 1, 2020, the Company agreed to amend the terms of the Gross Industrial Lease for a base rent that ranges from $7,500 to $7,957 per month over the term of the lease. The amended Gross Industrial Lease expires on August 31, 2023.

Concurrent with the amendment to the Gross Industrial Lease on December 1, 2020, the Company entered into a lease agreement to lease approximately 1,500 square feet of additional office space in Redwood City, California. The monthly base rent ranges from $3,000 to $3,183 per month over the term of the lease. The lease expires on August 31, 2023. The security deposit is $3,000.

Future minimum payments under this operating lease agreement are as follows as:

For the Year Ending
December 31,	Minimum Lease Payments
2021	378,486
2022	389,212
2023	285,700
$1,053,398

See Note 10 – Related Party Transactions – Lease Agreements for details of a lease agreement with a related party.

Employment Agreements

Effective February 15, 2019, the Company entered into at-will executive employment agreements with Tsontcho Ianchulev, its Chief Executive Officer and Chief Medical Officer, John Gandolfo, its Chief Financial Officer, Jennifer Clasby, now its Vice President of Regulatory and Clinical, Luke Clauson, its Vice President, Research and Development and Manufacturing (“VP of R&D”), and Michael Rowe, now its Chief Commercial Officer. Dr. Clasby and Mr. Rowe’s employment agreements were amended on February 1, 2021 to provide for their new roles at the Company.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 9 – Commitments and Contingencies - Continued

Employment Agreements - Continued

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

Arctic Vision License Agreement

On August 10, 2020, the Company entered into the Arctic Vision License Agreement pursuant to which Arctic Vision may develop and commercialize MicroPine for the treatment of progressive myopia and MicroLine for the treatment of presbyopia in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea.

Under the terms of the Arctic Vision License Agreement, the Company received a non-refundable, upfront payment of $4.0 million, before any payments to Senju. The Company has recorded this payment as a deferred license fee until the payment is earned. The Company will consider payment earned once certain trial data has been fully submitted to Arctic Vision, permitting Arctic Vision to obtain regulatory approval with the National Medical Products Administration. The upfront payment had not been earned as of December 31, 2020.

In addition, the Company may receive up to a total of $41.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. During December 2020, the Company satisfied a performance obligation which resulted in the Company recognizing $2.0 million of milestone revenues, pursuant to the Arctic Vision License Agreement.

Arctic Vision also will purchase its supply of MicroPine and MicroLine from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned during the year ended December 31, 2020. The Company will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement. See Note 2 – Summary of Significant Accounting Policies and Note 10 – Related Party Transactions for additional details.

Bausch License Agreement

On October 9, 2020, the Company entered into the “Bausch License Agreement pursuant to which Bausch Health may develop and commercialize the Bausch Licensed Product in the Licensed Territory.

In connection with the Bausch License Agreement, Bausch Health paid the Company a non-refundable, upfront payment of $10.0 million. The Company has recorded this payment as a deferred license fee until the payment is earned. The Company will consider payment earned once certain trial data has been fully submitted to Bausch Health and certain administrative functions are transferred to Bausch Health, permitting Bausch Health to assume supervisory oversight of the ongoing MicroPine study (the CHAPERONE study). The upfront payment had not been earned as of December 31, 2020.

Bausch Health could also pay the Company up to an aggregate of approximately $35.0 million in additional payments, depending on the achievement of certain regulatory and launch-based milestones. No milestone payments were earned during the year ended December 31, 2020.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 9 – Commitments and Contingencies – Continued

Under the terms of the Bausch License Agreement, on a country-to-country basis and Bausch Licensed Product-by- Bausch Licensed Product basis, Bausch Health will pay the Company royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from the sales of the Bausch Licensed Product in the Licensed Territory, subject to certain adjustments in the event of generic entry, negative gross profits or patent expiration, for a period of the later to occur of the 10th anniversary of the first commercial sale of a Bausch Licensed Product in such country in the Licensed Territory or the expiration of the last valid patent claim for a Bausch Licensed Product in such country in the Licensed Territory. No royalty payments were earned during the year ended December 31, 2020.

Bausch Health may terminate the Bausch License Agreement, with respect to the Bausch Licensed Product to either country in the Licensed Territory, at any time for convenience upon 90 days’ written notice. Both parties have the right to terminate the Bausch License Agreement in the event of (i) an uncured material breach after a 60-day period or (ii) a bankruptcy event. See Note 2 – Summary of Significant Accounting Policies for additional details.

Note 10 – Related Party Transactions

Consulting Agreements

A company in which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The consulting agreement was terminated on September 1, 2020. The director remains on the Board. The Company incurred expenses of $76,536 and $213,521 for the years ended December 31, 2020 and 2019, respectively, related to the agreement which was included within general and administrative expenses on the statements of operations.

Lease Agreements

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, Nevada with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2020, the Company amended the lease agreement to extend it until September 14, 2022 and increase the monthly base rent and security deposit to $5,404. The Company made $82,500 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense for this space is recorded in Research and Development on the income statement and amounted to $59,724 and $48,144 for the years ended December 31, 2020 and 2019, respectively.

Research and Development Activities

The VP of R&D is the sole owner and President of a company that performs contract engineering services for the Company. During the years ended December 31, 2020 and 2019, the Company recognized research and development expense of $1,024,430 and $851,746, respectively, related to services provided by such vendor. The Company had a liability of $0 and $89,052 to the vendor as of December 31, 2020 and 2019, respectively. The Company recognized $239,460 and $186,160 of compensation expense related to the VP of R&D during the years ended December 31, 2020 and 2019, respectively.

Senju License Agreement

During 2015, the Company entered into an Exclusive License Agreement with Senju whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties on sales (net of certain manufacturing costs) for the term of the Exclusive License Agreement, subject to certain adjustments upon the loss of patent coverage for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of such a product candidate in a country; or (ii) the expiration of the licensed patents in a country. As of the date of this filing, there had been no commercial sales of a such a product in Asia, so no royalties had been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially own greater than 5% of the Company’s common stock.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 – Related Party Transactions - Continued

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

The Exclusive License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020 (the “Letter Agreement”).  Pursuant to the Letter Agreement, the Company will pay a mid-double digit percentage of certain payments, royalties, or net proceeds received from Arctic Vision in connection with the Arctic Vision License Agreement to Senju. During the year ended December 31, 2020, the Company paid Senju $1.6 million in connection with the Arctic Vision License Agreement which was recorded as deferred license costs in the Company’s balance sheet and will be recognized as expense upon earning the related fee. See Note 2- Summary of Significant Accounting Policies – Revenue Recognition and Note 9 – Commitments and Contingencies for additional details.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 11 – Stockholders’ Equity

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

Equity Incentive Plans

On April 7, 2020, the Company’s Board of Directors approved the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “Restated Plan”), which stockholders approved on June 30, 2020. The Restated Plan makes certain changes to the Company’s 2018 Omnibus Stock Incentive Plan, as amended (the “2018 Plan, as amended”). The Restated Plan increases the number of shares of Company’s common stock reserved for issuance under the 2018 Plan, as amended to 2,950,000 shares. The Restated Plan requires that all equity awards issued under the Restated Plan vest at least twelve months from the applicable grant date, subject to accelerated vesting, and provides that no dividend or dividend equivalent will be paid on any unvested equity award, although dividends with respect to unvested portions of equity may accrue and be paid when, and if, the awards later vest and the shares are actually issued to the grantee. In addition, the Restated Plan sets an annual limit on the grant date fair value of awards to any non-employee director, together with any cash fees paid during the year, of $150,000, subject to certain exceptions for a non-executive chair of the Board. Finally, the Restated Plan makes several administrative changes to the 2018 Plan, as amended, including to clarify that awards made under the Restated Plan are intended to be exempt from or comply with Section 409(A) of the Internal Revenue Code of 1986, as amended. As of December 31, 2020, the number of securities remaining available for future issuance under equity compensation plans was 518,186.

Warrants

A summary of the Warrant activity during the year ended December 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2020	-	$-
Granted	3,344,154	2.33
Exercised	(1,332,841)	2.19
Forfeited	-	-
Outstanding December 31, 2020	2,011,313	$2.43	3.8	$7,215,147

Exercisable December 31, 2020	2,011,313	$2.43	3.8	$7,215,147

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 11 – Stockholders’ Equity - Continued

Warrants – Continued

The following table presents information related to Warrants as of December 31, 2020:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.0580	48,549	0.2	48,549
$2.2700	144,256	0.2	144,256
$2.4696	1,602,128	4.2	1,602,128
$2.7240	216,380	4.2	216,380
	2,011,313	3.8	2,011,313

During the year ended December 31, 2020, Warrants for the purchase of 1,332,841 shares of the Company’s common stock with exercise prices of either $2.058 or $2.4696 per share, respectively, were exercised for aggregate proceeds of approximately $2.8 million.

Public Offerings

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 11 – Stockholders’ Equity - Continued

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

The closing of the Offering occurred on August 21, 2020. At closing, the Company issued 3,833,334 shares of common stock and received net proceeds of approximately $12.5 million after deducting underwriting discounts and commissions and offering expenses of approximately $1.2 million.

The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (Registration Statement No. 333-229365), including the prospectus dated February 12, 2019, as supplemented by the prospectus supplement dated August 19, 2020.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the years ended December 31, 2020 and 2019, the Company recorded expense of $2,483,172 ($1,350,894 of which was included within research and development expenses and $1,132,278 was included within general and administrative expenses on the statements of operations) and $2,511,944 ($1,459,055 of which was included within research and development expenses and $1,052,889 was included within general and administrative expenses on the statements of operations), respectively. As of December 31, 2020, there was $3,720,221 of unrecognized stock-based compensation expense which will be recognized over a weighted average period of 2.0 years.

Restricted Stock Units

On August 16, 2019, the Company granted to members of its Board of Directors an aggregate of 40,190 RSU under the 2018 Plan, as amended. The grants vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2020 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $125,000, which were recognized over the vesting period.

On September 11, 2020, the Company granted members of its Board of Directors an aggregate of 43,728 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2021 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $150,000, which will be recognized over the vesting period.

Stock Option Exercises

During the year ended December 31, 2020, stock options for the purchase of an aggregate of 36,391 shares of the Company’s common stock with exercise prices ranging from $1.95 to $3.11 per share were exercised for aggregate proceeds of $82,161.

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

On February 13, 2019, the Board of Directors of the Company approved the acceleration and immediate vesting of 124,210 stock options originally granted to Dr. Ianchulev on July 24, 2018 in connection with his employment. In connection with the acceleration and immediate vesting, the Company recognized $609,322 of stock-based compensation expense during the year ended December 31, 2019, which represents the remaining unamortized grant date fair value of the award.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 11 – Stockholders’ Equity - Continued

Stock Options - Continued

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 11 – Stockholders’ Equity - Continued

Stock Options - Continued

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

On December 23, 2020, the Company granted ten-year stock options to purchase 50,000 shares of common stock to an employee under the Restated Plan. The shares vest over three years from the date of grant with one-third vesting on the one-year anniversary of the date of grant and the balance vesting monthly over the remaining 24 months. The stock options have an exercise price of $5.77 per share, which represents the Company’s closing stock price on the date of grant. The stock options had a grant date fair value of $218,700, which the Company expects to recognize over the vesting period.

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Year Ended
	December 31,
	2020	2019
Expected term (years)	5.85 - 10.00	5.50 - 10.00
Risk free interest rate	0.26% - 1.32%	1.42% - 2.53%
Expected volatility	96% - 99%	134 - 139%
Expected dividends	0.00%	0.00%

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company does not currently have a sufficient trading history to support its historical volatility calculations. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of three comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. The Company has not declared dividends, is currently in the development stage and has no plan to declare future dividends at this time.

The weighted average estimated grant date fair value of the stock options granted for the years ended December 31, 2020 and 2019 was approximately $3.01 and $3.10 per share, respectively.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 11 – Stockholders’ Equity - Continued

Stock Options - Continued

A summary of the option activity during the year ended December 31, 2020 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2020	2,237,438	$3.51
Granted	1,249,839	3.01
Exercised	(36,391)	2.26
Forfeited	(23,181)	4.59
Outstanding December 31, 2020	3,427,705	$3.37	8.0	$9,843,341

Exercisable December 31, 2020	1,768,292	$3.48	6.8	$5,013,118

The following table presents information related to stock options as of December 31, 2020:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	4.2	260,000
$1.95	673,544	6.5	673,544
$2.72	764,419	-	-
$2.74	6,000	8.0	3,833
$2.89	263,500	-	-
$3.11	659,849	8.6	318,432
$3.43	58,920	-	-
$3.48	45,000	-	-
$3.71	43,000	-	-
$4.00	2,000	7.9	1,390
$4.68	25,000	-	-
$5.10	6,000	7.7	4,500
$5.19	16,500	7.7	12,375
$5.25	26,668	5.8	26,668
$5.77	50,000	-	-
$6.20	300,387	7.6	270,476
$6.30	60,000	7.5	48,333
$8.72	166,918	7.3	148,741
	3,427,705	6.8	1,768,292

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 12 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2019, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. For the years ended December 31, 2020 and 2019, the Company recorded expense of $138,785 and $71,285 associated with its matching contributions, respectively.

Note 13 – Subsequent Events

Management Option Grants

Subsequent to December 31, 2020, the Company granted options to its executive officers for a total of 652,899 shares, which grants are subject to stockholder approval of an amendment to the Restated Plan to increase the share reserve thereunder at the 2021 Annual Meeting of Stockholders. The options, would have a ten year term, vesting one-third on the one year anniversary of the date of grant and then in equal increments on each of the 24 one-month anniversaries thereafter, subject to continued employment, and bear an exercise price of $6.01 per share for total possible consideration to the Company of approximately $3.9 million.

Stock Warrant Exercises

Subsequent to December 31, 2020, the Company issued an aggregate of 644,992 shares of common stock pursuant to the exercise of warrants for aggregate proceeds of $1,530,989 at exercise prices ranging from $2.06 to $2.47.