Form 10-Q
period 2021-03-31
EYENOVIA, INC.
filed 2021-05-14
CIK 1682639

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

The number of outstanding shares of the registrant’s common stock was 25,855,599 as of May 12, 2021.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2021	2020
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$24,907,048	$28,371,828
Deferred license costs	800,000	1,600,000
License fee and expense reimbursements receivables	908,231	2,966,039
Prepaid expenses and other current assets	1,409,929	453,478

Total Current Assets	28,025,208	33,391,345

Property and equipment, net	707,419	396,380
Security deposit	119,035	119,035

Total Assets	$28,851,662	$33,906,760

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$1,815,117	$1,461,665
Accrued compensation	570,732	1,150,672
Accrued expenses and other current liabilities	1,189,092	1,480,692
Deferred rent - current portion	6,857	7,809
Deferred license fee	12,000,000	14,000,000
Notes payable - current portion	783,818	97,539

Total Current Liabilities	16,365,616	18,198,377

Deferred rent - non-current portion	38,634	38,684
Notes payable - non-current portion	307,291	365,814

Total Liabilities	16,711,541	18,602,875

Commitments and contingencies (Note 7)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized; 25,623,577 and 24,978,585 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2,563	2,498
Additional paid-in capital	94,930,144	92,742,306
Accumulated deficit	(82,792,586)	(77,440,919)

Total Stockholders' Equity	12,140,121	15,303,885

Total Liabilities and Stockholders' Equity	$28,851,662	$33,906,760

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Operating Income
Revenue	$2,000,000	$-
Cost of revenue	(800,000)	-

Gross Profit	1,200,000	-

Operating Expenses:
Research and development	4,247,726	3,634,287
General and administrative	2,300,327	1,836,782

Total Operating Expenses	6,548,053	5,471,069

Loss From Operations	(5,348,053)	(5,471,069)

Other Income (Expense):
Interest expense	(5,148)	(3,681)
Interest income	1,534	23,840

Net Loss	$(5,351,667)	$(5,450,910)

Net Loss Per Share
- Basic and Diluted	$(0.21)	$(0.31)

Weighted Average Number of
Common Shares Outstanding
- Basic and Diluted	25,330,563	17,308,804

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders' Equity

 (unaudited)

	For the Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	24,978,585	$2,498	$92,742,306	$(77,440,919)	$15,303,885

Exercise of stock warrants	644,992	65	1,530,925	-	1,530,990

Stock-based compensation	-	-	656,913	-	656,913

Net loss	-	-	-	(5,351,667)	(5,351,667)

Balance - March 31, 2021	25,623,577	$2,563	$94,930,144	$(82,792,586)	$12,140,121

	For the Three Months Ended March 31, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2020	17,100,726	$1,710	$69,409,949	$(57,671,052)	$11,740,607

Issuance of common stock and warrants in private placement [1]	2,675,293	267	5,451,475	-	5,451,742

Stock-based compensation	-	-	583,865	-	583,865

Net loss	-	-	-	(5,450,910)	(5,450,910)
Balance - March 31, 2020	19,776,019	$1,977	$75,445,289	$(63,121,962)	$12,325,304

[1] Includes gross proceeds of $5,984,931, less total issuance costs of $533,189.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(5,351,667)	$(5,450,910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	33,281	28,229
Stock-based compensation	656,913	583,865
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(251,091)	(189,021)
License fee and expense reimbursements receivables	2,057,808	-
Deferred license costs	800,000	-
Accounts payable	353,452	(288,600)
Accrued compensation	(579,940)	(568,864)
Accrued expenses and other current liabilities	(291,600)	(32,623)
Deferred license fee	(2,000,000)	-
Deferred rent	(1,002)	(3)

Net Cash Used In Operating Activities	(4,573,846)	(5,917,927)

Cash Flows From Investing Activities
Purchases of property and equipment [1]	(344,320)	(93,930)
Net Cash Used In Investing Activities	(344,320)	(93,930)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in private placement [2]	-	5,569,136
Proceeds from exercise of stock warrants	1,530,990	-
Repayments of notes payable	(77,604)	(52,051)
Payment of offering issuance costs	-	(1,738)

Net Cash Provided By Financing Activities	1,453,386	5,515,347
Net Decrease in Cash and Cash Equivalents	(3,464,780)	(496,510)
Cash and cash equivalents - Beginning of Period	28,371,828	14,152,601
Cash and cash equivalents - End of Period	$24,907,048	$13,656,091

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$3,997	$1,699

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrual of private placement offering costs	$-	$115,656
Purchase of insurance premium financed by note payable	$705,360	$475,216

             [1] Includes $203,799 of leasehold improvements and $140,521 of equipment purchases for the three months ended March 31, 2021.

             [2] Includes gross proceeds of $5,984,931, less issuance costs of $415,795 deducted directly from the private placement proceeds.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on its propriety array print (MAPTM) platform technology. Eyenovia aims to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, branded the Optejet®, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinical trials, the Optejet has demonstrated that Eyenovia’s targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). Using its proprietary delivery technology, Eyenovia is developing the next generation of smart ophthalmic therapies which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration (the “FDA”). Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2021 and for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Going Concern

As of March 31, 2021, the Company had cash of approximately $24.9 million and an accumulated deficit of approximately $82.8 million. For the three months ended March 31, 2021 and 2020, the Company incurred net losses of approximately $5.4 million and $5.5 million, respectively, and used cash in operations of approximately $4.6 million and $5.9 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of March 31, 2021 and December 31, 2020, the Company had cash balances in excess of FDIC insurance limits of $24,657,048 and $28,121,828, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period plus fully vested shares that are subject to issuance for little or no monetary consideration. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	March 31,
	2021	2020
Options	3,429,342	2,262,438
Warrants	1,366,321	3,344,154
Restricted stock units	105,306	60,355
Total potentially dilutive shares	4,900,969	5,666,947

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

We analyze our arrangements to assess whether such arrangements involve joint operating activities. For collaboration arrangements that are deemed to be within the scope of Accounting Standards Codification (“ASC”) Topic 808, “Collaborative Arrangements” (“ASC 808”), we allocate the contract consideration between such joint operating activities and elements that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). Our policy is to recognize amounts allocated to joint operating activities as a reduction in research and development expense.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

During 2020, the Company entered into a license agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”) and a license agreement (the “Bausch License Agreement”) with Bausch Health Companies, Inc. (“Bausch Health”). Each license has three revenue components: 1) an upfront license fee; 2) milestone payments; and 3) royalty payments. See Note 7 – Commitments and Contingencies for additional details.

Deferred License Fee

The Company enters into license agreements which provide for the receipt of non-refundable, upfront licensing payments. These payments are recorded as deferred license fees and will be earned and recognized as revenue upon the satisfaction of performance obligations. See Note 7 – Commitments and Contingencies for additional details.

Deferred License Costs

The Company enters into license agreements which provide for payment of license costs in connection with the Company’s receipt of license fees. These payments are recorded as deferred license costs and will be recorded as an expense when the related license fee revenue is recognized. See Note 8 – Related Party Transactions for additional details.

Recently Adopted Accounting Standards

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13 “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). The amendments in ASU 2018-13 modify the disclosure requirements on fair value measurements based on the concepts in the FASB Concepts Statement, including the consideration of costs and benefits. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments are effective for fiscal years beginning after December 15, 2020. The Company adopted ASU 2018-13 effective January 1, 2021. This standard did not have a material impact on the Company’s financial position, results of operations or cash flow.

Recently Issued Accounting Standards

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company is currently evaluating ASU 2019-12 and its impact on its financial position, results of operations, and cash flows.

Note 3 – Prepaid Expenses and Other Current Assets

As of March 31, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2021	2020
Payroll tax receivable	$270,682	$151,942
Prepaid insurance expenses	863,119	110,094
Prepaid general and administrative expenses	109,918	-
Prepaid licenses and subscriptions	-	57,051
Prepaid conference expenses	21,603	29,403
Prepaid board of directors expenses	69,353	68,250
Prepaid rent and security deposit	25,004	25,004
Other	50,250	11,734
Total prepaid expenses and other current assets	$1,409,929	$453,478

Note 4 – Accrued Compensation

As of March 31, 2021 and December 31, 2020, accrued compensation consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued bonus expenses	$284,698	$938,873
Accrued payroll expenses	286,034	211,799
Total accrued compensation	$570,732	$1,150,672

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses and Other Current Liabilities

As of March 31, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2021	2020
Accrued research and development expenses	$1,119,083	$348,254
Accrued consulting and professional services	18,167	235,355
Credit card payable	34,523	50,002
Accrued franchise tax	13,100	32,480
Accrued licensing fees	-	804,447
Accrued interest	4,219	3,068
Accrued expense reimbursements	-	5,459
Other	-	1,627
Total accrued expenses and other current liabilities	$1,189,092	$1,480,692

Note 6 – Notes Payable

As of March 31, 2021 and December 31, 2020, notes payable consisted of the following:

	March 31, 2021			December 31, 2020
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total
BankDirect Capital Finance loan	$627,756	$-	$627,756	$-	$-	$-
Paycheck Protection Program loan	156,062	307,291	463,353	97,539	365,814	463,353
Total	$783,818	$307,291	$1,091,109	$97,539	$365,814	$463,353

On February 24, 2021, the Company issued a note payable for the purchase of a directors and officers liability insurance policy. The note payable is payable in nine monthly payments consisting of principal and interest amounting to $79,343 for an aggregate principal amount of $705,360. The note accrues interest at a rate of 2.96% per year and matures on November 24, 2021.

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

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. The Company applied for loan forgiveness on the PPP Loan in March 2021. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP Loan, including, but not limited to, payroll costs and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels following the funding of the PPP Loan. The Company has used the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of its PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until six months after the Small Business Administration makes a determination on forgiveness. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender. During the three months ended March 31, 2021 and 2020, the Company recorded interest expense of $1,151 and $0, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Under the terms of the Arctic Vision License Agreement, the Company received a non-refundable, upfront payment of $4.0 million, before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”), due under the Exclusive License Agreement between the Company and Senju, as amended on April 8, 2020 and a Letter Agreement dated August 10, 2020 (the “Senju License Agreement”). The Company had recorded the $4.0 million payment as a deferred license fee until the payment is earned. The Company considers payment earned once certain trial data has been fully submitted to Arctic Vision, permitting Arctic Vision to obtain regulatory approval with the National Medical Products Administration. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision by March 31, 2021. Therefore, one half of the upfront payment, or $2.0 million, has been earned. As a result, the Company will recognize $2.0 million of deferred license fees and recognize $0.8 million of deferred license costs related to the Senju payment as of March 31, 2021.

In addition, the Company may receive up to a total of $41.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs.

Arctic Vision also will purchase its supply of MicroPine and MicroLine from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned through March 31, 2021. The Company will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement. See Note 8 – Related Party Transactions for additional details.

Bausch License Agreement

On October 9, 2020, the Company entered into the Bausch License Agreement pursuant to which Bausch Health may develop and commercialize the Bausch Licensed Product in the Licensed Territory.

In connection with the Bausch License Agreement, Bausch Health paid the Company a non-refundable, upfront payment of $10.0 million. The Company has recorded this payment as a deferred license fee until the payment is earned. The Company will consider payment earned once certain trial data has been fully submitted to Bausch Health and certain administrative functions are transferred to Bausch Health, permitting Bausch Health to assume supervisory oversight of the ongoing MicroPine study (the CHAPERONE study). The upfront payment had not been earned as of March 31, 2021.

Bausch Health could also pay the Company up to an aggregate of approximately $35.0 million in additional payments, depending on the achievement of certain regulatory and launch-based milestones. No milestone payments were earned through March 31, 2021.

Under the terms of the Bausch License Agreement, on a country-to-country basis and Bausch Licensed Product-by- Bausch Licensed Product basis, Bausch Health will pay the Company royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from the sales of the Bausch Licensed Product in the Licensed Territory, subject to certain adjustments in the event of generic entry, negative gross profits or patent expiration, for a period of the later to occur of the 10th anniversary of the first commercial sale of a Bausch Licensed Product in such country in the Licensed Territory or the expiration of the last valid patent claim for a Bausch Licensed Product in such country in the Licensed Territory. No royalty payments were earned through March 31, 2021.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Related Party Transactions

Lease Agreements

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, Nevada with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. On September 15, 2020, the Company amended the lease agreement to extend it until September 14, 2022 and increase the monthly base rent and security deposit to $5,404. The Company made $82,500 of leasehold improvements related to this lease which are included on the condensed balance sheet. The Company’s rent expense for this space is recorded in Research and Development on the condensed statement of operations and amounted to $17,020 and $12,036 for the three months ended March 31, 2021 and 2020, respectively.

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

Pursuant to the License Amendment, the Company must pay Senju (a) close to a mid-double digit percentage of revenue on any lump-sum payments the Company receives from the third party, revenue (net of costs) obtained by the Company from contract research and/or development of the Senju Licensed Product in the Territory, and revenue (net of costs) obtained by the Company from contract manufacture for the device of the Senju Licensed Product in the Territory, the aggregate of which must be at least a high seven figure dollar amount minimum payment to Senju; and (b) a lower-double digit percentage of any sales royalty revenue the Company receives from the third party. Since the Company executed a third-party license prior to April 8, 2021, the License Amendment will remain in effect for the duration of the license, subject to early termination.

The Exclusive License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020 (the “Letter Agreement”). Pursuant to the Letter Agreement, the Company will pay a mid-double digit percentage of certain payments, royalties, or net proceeds received from Arctic Vision in connection with the Arctic Vision License Agreement to Senju.

See Note 7 – Commitments and Contingencies – Arctic Vision License Agreement for additional details.

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

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2021	2020
Expected term (years)	5.85	5.85
Risk free interest rate	0.92%	1.32%
Expected volatility	94%	101%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three months ended March 31, 2021 and 2020 was approximately $3.82 and $4.13 per share, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the option activity during the three months ended March 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2021	3,427,705	$3.37
Granted	1,637	5.11
Outstanding March 31, 2021	3,429,342	$3.37	7.7	$7,126,014

Exercisable March 31, 2021	1,862,537	$3.54	6.7	$3,889,820

The following table presents information related to stock options as of March 31, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	4.0	260,000
$1.95	673,544	6.3	673,544
$2.72	764,419	-	-
$2.74	6,000	7.8	4,333
$2.89	263,500	-	-
$3.11	659,849	8.4	369,646
$3.43	58,920	-	-
$3.48	45,000	-	-
$3.71	43,000	-	-
$4.00	2,000	7.6	1,556
$4.68	25,000	8.8	9,029
$5.10	6,000	7.4	5,000
$5.11	1,637	-	-
$5.19	16,500	7.4	13,750
$5.25	26,668	5.5	26,668
$5.77	50,000	-	-
$6.20	300,387	7.3	283,298
$6.30	60,000	7.3	53,333
$8.72	166,918	7.0	162,380
	3,429,342	6.7	1,862,537

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

A summary of the Warrant activity for the three months ended March 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2021	2,011,313	$2.43
Exercised	(644,992)	2.37
Outstanding March 31, 2021	1,366,321	$2.51	4.0	$3,530,228

Exercisable March 31, 2021	1,366,321	$2.51	4.0	$3,530,228

The following table presents information related to Warrants as of March 31, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.4696	1,149,941	4.0	1,149,941
$2.7240	216,380	4.0	216,380
	1,366,321	4.0	1,366,321

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units of $656,913 ($329,713 of which was included within research and development expenses and $327,200 was included within general and administrative expenses on the condensed statements of operations) and $583,865 ($307,409 of which was included within research and development expenses and $276,456 was included within general and administrative expenses on the condensed statements of operations) during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, there was $3,069,508 of unrecognized stock-based compensation expense which the Company expects to recognize over a weighted average period of 1.8 years.

Note 10 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2021, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended March 31, 2021 and 2020, the Company recorded expense of $64,178 and $57,971 associated with its matching contributions, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 – Subsequent Events

Stock Warrant Exercises

Subsequent to March 31, 2021, the Company issued an aggregate of 232,022 shares of common stock pursuant to the exercise of warrants for aggregate proceeds of $573,001 at an exercise price of $2.4696.

Loan and Security Agreement

On May 7, 2021, the Company entered into a Loan and Security Agreement (the “Loan”) with Silicon Valley Bank (the “Lender”) for an aggregate principal amount of up to $25.0 million. The Loan bears interest at annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The Loan matures on May 1, 2025. The initial tranche in the amount of $7.5 million was received by the Company on May 7, 2021. In connection with the Loan, the Company issued to the Lender warrants to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. At the Company’s option, Eyenovia has the ability to draw down the remaining $17.5 million in gross proceeds in two tranches over the next two years based upon the achievement of several milestones in accordance with the terms of the agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

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

Overview

We are a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on our proprietary microdose array print (MAP™) platform technology. We aim to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®. Optejet µ-therapeutics have the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinical trials, the Optejet has demonstrated that our targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). Our technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration, or the FDA. Our microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Our products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

Our pipeline is currently focused on the late-stage development of novel, potential first-in-class therapeutic indications for an estimated over five million potential patients with progressive myopia in the United States and estimated over one hundred million potential patients with age-related near vision impairment, or presbyopia – indications where there is tremendous unmet need and no known existing FDA-approved therapies. We are also developing the first microdose fixed combination ophthalmic pharmaceutical for mydriasis to address the estimated over 100 million annual comprehensive eye exams with pupil dilation.

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

Historically, we have financed our operations principally through equity offerings, including our initial public offering, numerous public offerings in 2018, 2019 and August 2020, and our private placement that closed in March 2020. Recently we also have generated cash through licensing arrangements and our credit facility with Silicon Valley Bank. However, based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for a period of at least the next twelve months. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Our net losses were $5.4 million for the three months ended March 31, 2021. As of March 31, 2021, we had working capital and an accumulated deficit of $11.7 million and $82.8 million, respectively.

Financial Overview

Revenue and Cost of Revenue

In August and October 2020, we entered into the Arctic Vision License Agreement and Bausch License Agreement, respectively. Both of these agreements provide for the Company to earn revenue from an upfront licensing fee, the achievement of various development and regulatory milestones, and royalty income on sales of licensed products. Pursuant to the Senju License Agreement, we will pay a mid-double digit percentage of such payments from the Arctic Vision License Agreement to Senju. See Note 7 – Commitments and Contingencies and Note 8 – Related Party Transactions.

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

In addition, our license agreements with Arctic Vision and Bausch Health require them to assume or reimburse us for specified research and development costs.

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

Results of Operations

Three Months Ended March 31, 2021 Compared with Three Months Ended March 31, 2020

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment was recorded as $4.0 million of deferred license fee and $1.6 million of deferred cost of revenue. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision during the three months ended March 31, 2021. Therefore, one half of the upfront payment, or $2.0 million, has been earned. As a result, the Company will recognize $2.0 million of deferred license fees and recognize $0.8 million of deferred license costs related to the Senju payment for the three months ended March 31, 2021. There was no revenue or cost of revenue for the three months ended March 31, 2020.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2021 totaled $4.2 million, an increase of $0.6 million, or 17%, as compared to $3.6 million recorded for the three months ended March 31, 2020.

Research and development expenses consisted of the following:

	For the Three Months Ended
	March 31,
	2021	2020
Direct clinical and non-clinical expenses	$2,537,027	$1,902,164
Personnel-related expenses	1,200,991	915,148
Supplies and materials	149,767	497,596
Non-cash stock-based compensation expenses	329,713	307,409
Other	30,228	11,970
Total research and development expenses	$4,247,726	$3,634,287

The increase in direct clinical and non-clinical expenses was primarily due to an increase in production and testing for MydCombi and the formulation of MicroLine and fewer COVID–19 restrictions. The increase in personnel-related expenses was primarily due to new hires. The decrease in supplies and materials was primarily due to there already being an adequate supply of materials required for the Chaperone study. The increase in non-cash stock-based compensation expense was primarily due to the amortization of several stock options granted in the second half of 2020.

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2021 totaled $2.3 million, an increase of $0.5 million, or 25%, as compared to $1.8 million recorded for the three months ended March 31, 2020. This increase was primarily attributable to a $0.2 million increase in personnel-related expenses which resulted from new hires and the increase in non-cash stock-based compensation expense, a $0.2 million increase in sales and marketing expenses mainly due to an increase in promotional materials and a $0.1 million increase in directors and officers insurance premium.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. As of March 31, 2021, our accumulated deficit since inception was $82.8 million.

As of March 31, 2021, we had a cash balance of $24.9 million, working capital of $11.7 million and stockholders’ equity of $12.1 million. As of March 31, 2021 and December 31, 2020, we had $1.1 million and $0.5 million, respectively, of debt outstanding.

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

During the three months ended March 31, 2021 and 2020, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2021 was $4.6 million, which includes cash used to fund a net loss of $5.4 million, reduced by $0.7 million of non-cash expenses and $0.1 million of cash provided by changes in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2020 was $5.9 million, which includes cash used to fund a net loss of $5.5 million, reduced by $0.6 million of non-cash expenses, plus $1.1 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the three months ended March 31, 2021 was $0.3 million, which was related to leasehold improvement expenditures and the purchase of property and equipment. There was less than $0.1 million used in investing activities for purchases of leasehold improvements and property and equipment for the three months ended March 31, 2020.

Net cash provided by financing activities for the three months ended March 31, 2021 totaled $1.5 million, which was mainly attributable to aggregate proceeds from the exercise of stock warrants. Cash provided by financing activities for the three months ended March 31, 2020 totaled $5.5 million, which was primarily attributable to aggregate proceeds from the sale of common stock and warrants in a private placement.

On May 7, 2021, the Company entered into a Loan and Security Agreement (the “Loan”) with Silicon Valley Bank (the “Lender”) for an aggregate principal amount of up to $25.0 million. The Loan bears interest at annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The Loan matures on May 1, 2025. The initial tranche in the amount of $7.5 million was received by the Company on May 7, 2021. In connection with the Loan, the Company issued to the Lender warrants to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. At the Company’s option, Eyenovia has the ability to draw down the remaining $17.5 million in gross proceeds in two tranches over the next two years based upon the achievement of several milestones in accordance with the terms of the agreement.

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

Recently Adopted Accounting Standards

For a description of recently adopted accounting standards, including adoption dates and estimated effects, if any, on our condensed financial statements, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2021, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.1#	Amendment to Executive Employment Agreement, dated February 1, 2021, by and between the Company and Michael M. Rowe	8-K	001-38365	10.1	February 3, 2021

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Statements of Operations for the Three Months Ended March 31, 2021 and 2020; (iii) Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2021 and 2020; Condensed Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020; and (iv) Notes to Condensed Financial Statements	—	—	—	Filed herewith.

# Management contract or other compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

Date: May 14, 2021	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)