Form 10-Q
period 2021-06-30
EYENOVIA, INC.
filed 2021-08-12
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

⌧    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	⌧	Smaller reporting company	⌧

		Emerging growth company	⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The number of outstanding shares of the registrant’s common stock was 25,947,832 as of August 10, 2021.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2021	2020
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$27,176,843	$28,371,828
Deferred license costs	—	1,600,000
License fee and expense reimbursements receivables	899,332	2,966,039
Prepaid expenses and other current assets	1,418,834	453,478

Total Current Assets	29,495,009	33,391,345

Property and equipment, net	968,881	396,380
Security deposit	119,035	119,035

Total Assets	$30,582,925	$33,906,760

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,667,634	$1,461,665
Accrued compensation	870,666	1,150,672
Accrued expenses and other current liabilities	1,054,923	1,480,692
Deferred rent - current portion	6,857	7,809
Deferred license fee	10,000,000	14,000,000
Notes payable - current portion	959,763	97,539

Total Current Liabilities	14,559,843	18,198,377

Deferred rent - non-current portion	37,632	38,684
Notes payable - non-current portion	6,994,893	365,814

Total Liabilities	21,592,368	18,602,875

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 25,946,646 and 24,978,585 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2,595	2,498
Additional paid-in capital	96,621,948	92,742,306
Accumulated deficit	(87,633,986)	(77,440,919)

Total Stockholders’ Equity	8,990,557	15,303,885

Total Liabilities and Stockholders’ Equity	$30,582,925	$33,906,760

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating Income
Revenue	$2,000,000	$—	$4,000,000	$—
Cost of revenue	(800,000)	—	(1,600,000)	—
Gross Profit	1,200,000	—	2,400,000	—

Operating Expenses:
Research and development	3,616,382	2,915,250	7,864,108	6,549,537
General and administrative	2,347,191	2,104,163	4,647,518	3,940,945
Total Operating Expenses	5,963,573	5,019,413	12,511,626	10,490,482

Loss From Operations	(4,763,573)	(5,019,413)	(10,111,626)	(10,490,482)

Other Income (Expense):
Small Business Administration Economic Injury Disaster Grant	—	10,000	—	10,000
Interest expense	(78,047)	(6,351)	(83,195)	(10,032)
Interest income	220	199	1,754	24,039

Net Loss	$(4,841,400)	$(5,015,565)	$(10,193,067)	$(10,466,475)

Net Loss Per Share
- Basic and Diluted	$(0.19)	$(0.25)	$(0.40)	$(0.56)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	25,927,303	19,821,215	25,630,572	18,563,864

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three and Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	24,978,585	$2,498	$92,742,306	$(77,440,919)	$15,303,885

Exercise of stock warrants	644,992	65	1,530,925	—	1,530,990

Stock-based compensation	—	—	656,913	—	656,913

Net loss	—	—	—	(5,351,667)	(5,351,667)

Balance - March 31, 2021	25,623,577	2,563	94,930,144	(82,792,586)	12,140,121

Exercise of stock warrants	232,022	23	572,978	—	573,001

Exercise of stock options	91,047	9	130,081	—	130,090

Issuance of SVB warrants [1]	—	—	351,390	—	351,390

Stock-based compensation	—	—	637,355	—	637,355

Net loss	—	—	—	(4,841,400)	(4,841,400)

Balance - June 30, 2021	25,946,646	2,595	$96,621,948	$(87,633,986)	$8,990,557

[1] Allocated fair value of warrants of $354,539, less allocated issuance costs of $3,149.

	For the Three and Six Months Ended June 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2020	17,100,726	$1,710	$69,409,949	$(57,671,052)	$11,740,607

Issuance of common stock and warrants in public offering [2]	2,675,293	267	5,451,475	—	5,451,742

Stock-based compensation	—	—	583,865	—	583,865

Net loss	—	—	—	(5,450,910)	(5,450,910)

Balance - March 31, 2020	19,776,019	1,977	75,445,289	(63,121,962)	12,325,304

Exercise of stock warrants	167,664	17	376,404	—	376,421

Stock-based compensation	—	—	633,146	—	633,146

Net loss	—	—	—	(5,015,565)	(5,015,565)

Balance -June 30, 2020	19,943,683	$1,994	$76,454,839	$(68,137,527)	$8,319,306

[2] Includes gross proceeds of $5,984,931, less total issuance costs of $533,189.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(10,193,067)	$(10,466,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	75,243	49,343
Amortization of debt discount	15,514	—
Stock-based compensation	1,294,268	1,217,011
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(259,996)	(137,187)
License fee and expense reimbursements receivables	2,066,707	—
Deferred license costs	1,600,000	—
Accounts payable	205,969	—
Accrued compensation	(280,006)	(462,658)
Accrued expenses and other current liabilities	(425,769)	(342,967)
Deferred license fee	(4,000,000)	227,795
Security deposit	—	(1,235)
Deferred rent	(2,004)	(6)

Net Cash Used In Operating Activities	(9,903,141)	(9,916,379)

Cash Flows From Investing Activities
Purchases of property and equipment	(647,744)	(132,243)

Net Cash Used In Investing Activities	(647,744)	(132,243)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in private placement [1]	—	5,569,136
Proceeds from exercise of stock warrants	2,103,991	376,421
Proceeds from PPP 7(a) Loan	—	463,353
Proceeds from SVB loan	7,500,000	—
Repayments of notes payable	(311,563)	(209,324)
Payment of offering issuance costs	—	(117,394)
Payment of loan issuance costs	(66,618)	—
Proceeds from exercise of stock options	130,090	—

Net Cash Provided By Financing Activities	9,355,900	6,082,192

Net Decrease in Cash and Cash Equivalents	(1,194,985)	(3,966,430)

Cash and cash equivalents - Beginning of Period	28,371,828	14,152,601

Cash and cash equivalents - End of Period	$27,176,843	$10,186,171

[1] Includes gross proceeds of $5,984,931, less issuance costs of $415,795 deducted directly from the private placement.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$70,457	$6,032
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance premium financed by note payable	$(705,360)	$(475,216)
Issuance of SVB stock warrants	$(351,390)	$—

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on its propriety array print (MAPTM) platform technology. Eyenovia aims to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, branded the Optejet®, which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In clinical trials, the Optejet has demonstrated that Eyenovia’s targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). Using its proprietary delivery technology, Eyenovia is developing the next generation of smart ophthalmic therapies which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration (the “FDA”). Eyenovia’s microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Its products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Going Concern

As of June 30, 2021, the Company had cash of approximately $27.2 million and an accumulated deficit of approximately $87.6 million. For the six months ended June 30, 2021 and 2020, the Company incurred net losses of approximately $10.2 million and $10.5 million, respectively, and used cash in operations of approximately $9.9 million and $9.9 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of June 30, 2021 and December 31, 2020, the Company had cash balances in excess of FDIC insurance limits of $26,676,843 and $28,121,828, respectively.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	June 30,
	2021	2020
Options	4,104,519	3,290,357
Warrants	1,226,183	3,344,154
Total potentially dilutive shares	5,330,702	6,634,511

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

Under ASC 606, we recognize revenue when our customers obtain control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we perform the following five steps:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating ASU 2021-04 and its impact on its financial position, results of operations, and cash flows.

Note 3 – Prepaid Expenses and Other Current Assets

As of June 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2021	2020
Payroll tax receivable	$272,008	$151,942
Prepaid insurance expenses	647,710	110,094
Prepaid research and development expenses	91,625	—
Prepaid general and administrative expenses	130,025	—
Prepaid licenses and subscriptions	—	57,051
Prepaid conference expenses	70,340	29,403
Prepaid board of directors fees	77,000	68,250
Prepaid rent and security deposit	32,254	25,004
Other	97,872	11,734
Total prepaid expenses and other current assets	$1,418,834	$453,478

Note 4 – Accrued Compensation

As of June 30, 2021 and December 31, 2020, accrued compensation consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued bonus expenses	$571,670	$938,873
Accrued payroll expenses	298,996	211,799
Total accrued compensation	$870,666	$1,150,672

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses and Other Current Liabilities

As of June 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2021	2020
Accrued research and development expenses	$712,062	$348,254
Accrued consulting and professional services	221,303	235,355
Credit card payable	32,509	50,002
Accrued franchise tax	26,200	32,480
Accrued licensing fees	—	804,447
Accrued interest	36,636	3,068
Accrued expense reimbursements	—	5,459
Other	26,213	1,627
Total accrued expenses and other current liabilities	$1,054,923	$1,480,692

Note 6 – Notes Payable

As of June 30, 2021 and December 31, 2020, notes payable consisted of the following:

	June 30, 2021			December 31, 2020
		Non-			Non-
	Current	Current		Current	Current
	Portion	Portion	Total	Portion	Portion	Total
BankDirect Capital Finance loan	$393,797	$—	$393,797	$—	$—	$—
Paycheck Protection Program loan	463,353	—	463,353	97,539	365,814	463,353
Silicon Valley Bank loan	102,613	6,994,893	7,097,506	—	—	—
Total	$959,763	$6,994,893	$7,954,656	$97,539	$365,814	$463,353

BankDirect Capital Finance Loan

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

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company is eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. The Company applied for loan forgiveness on the PPP Loan in March 2021. Such forgiveness will be determined, subject to limitations, based on the use of the loan proceeds for certain permissible purposes as set forth in the PPP Loan, including, but not limited to, payroll costs and mortgage interest, rent or utility costs (collectively, “Qualifying Expenses”) incurred during the 24 weeks subsequent to funding, and on the maintenance of employee and compensation levels following the funding of the PPP Loan. The Company has used the proceeds of its PPP Loan for Qualifying Expenses. However, no assurance is provided that the Company will be able to obtain forgiveness of its PPP Loan in whole or in part. Any amounts that are not forgiven incur interest at 1.0% per annum and monthly repayments of principal and interest are deferred until six months after the Small Business Administration makes a determination on forgiveness. While the PPP Loan currently has a two-year maturity, the amended law permits the borrower to request a five-year maturity from its lender. During the three months ended June 30, 2021 and 2020, the Company recorded interest expense of $4,481 and $4,333, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded interest expense of $6,963 and $6,032, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Silicon Valley Bank Loan

On May 7, 2021 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan”) with Silicon Valley Bank (the “Lender”, or “SVB”) for an aggregate principal amount of up to $25.0 million. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The Loan is secured by all of the Company’s tangible assets. The Loan matures on May 1, 2025. The Loan requires monthly interest-only payments until June 1, 2022. The interest-only period can be extended to June 1, 2023, upon the occurrence of a milestone event. Upon the end of the interest-only period, the Company will make regular monthly amortizing payments of principal and interest through the maturity date. The Loan indicates a prepayment fee of 1.0% to 3.0%, as follows: i) prepayment fee of 3.0% of the principal balance made on or prior to the first anniversary of the Effective Date; ii) prepayment fee of 2.0% of the principal balance made on or prior to the second anniversary of the Effective Date; or iii) prepayment fee of 1.0% of the principal balance made on or prior to the third anniversary of the Effective Date. The Loan also provides for a final payment. The final payment is in addition to and not a substitution for the regular monthly payments of principal plus accrued interest due on the earliest to occur of the loan maturity date, the repayment of the loan in full or the termination of the Loan Agreement, in an amount equal to the original aggregate principal amount of the multiplied by 5.0%.

The initial tranche of the Loan, in the amount of $7.5 million was received by the Company on May 7, 2021. In connection with the Loan, the Company issued to the Lender warrants to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. At the Company’s option, Eyenovia has the ability to draw down the remaining $17.5 million in gross proceeds in two tranches over the next two years based upon the achievement of several milestones in accordance with the terms of the Loan. During the period ended June 30, 2021, the Company recorded interest expense relating to the Loan of $54,516.

The following are the scheduled future annual maturities, subject to an extension of the interest-only period:

Remainder of 2021	$—
2022	1,458,333
2023	2,500,000
2024	2,500,000
2025	1,041,667
$7,500,000

The Company determined that the warrants should be equity-classified and that the relative fair value was $354,539, by using the Black-Scholes option pricing methodology using the following assumptions: stock price of $4.76; expected term of 10.0 years; volatility of 89.0% and a risk-free interest rate of 1.60%. The Company incurred $66,618 of debt issuance costs, of which $63,469 was allocated to the debt and $3,149 was allocated to the warrants. The relative fair value of the warrants and the issuance costs allocated to the debt were recorded as debt discount and are being amortized over the four-year term of the note. See the table below for additional details.

June 30, 2021
Gross loan proceeds	$7,500,000
Debt discount:
Relative fair value of warrants	(354,539)
Relative fair value of issuance costs	(63,469)
Amortization of debt discount	15,514
7,097,506
Note payable - current portion	102,613
Note payable - non-current portion	$6,994,893

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Commitments and Contingencies

See Note 8 - Related Party Transactions for certain commitments and contingencies entered into with certain related parties.

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

Under the terms of the Arctic Vision License Agreement, the Company received a non-refundable, upfront payment of $4.0 million, before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”), due under the Exclusive License Agreement between the Company and Senju, as amended on April 8, 2020 and a Letter Agreement dated August 10, 2020 (the “Senju License Agreement”). The Company had recorded the $4.0 million payment as a deferred license fee until the payment is earned. The Company considers payment earned once certain trial data has been fully submitted to Arctic Vision, permitting Arctic Vision to seek regulatory approval with the National Medical Products Administration of China. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision in March 2021. As a result, the Company recognized $2.0 million of deferred license fees (one-half of the $4.0 million upfront license fee) and recognized $0.8 million of deferred license costs related to the Senju payment during the three months ended March 31, 2021. The trial data for the other product (MicroLine) was fully submitted to Arctic Vision in June 2021. As a result, the Company recognized the remaining $2.0 million of deferred license fees and recognized the remaining $0.8 million of deferred license costs related to the Senju payment during the three months ended June 30, 2021.

In addition, the Company may receive up to a total of $41.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and regulatory approvals in Greater China and South Korea, and development costs. In December 2020, the Company satisfied a performance obligation which resulted in the Company recognizing $2.0 million of milestone revenues, pursuant to the Arctic Vision License Agreement.

Arctic Vision also will purchase its supply of MicroPine and MicroLine from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned through June 30, 2021. The Company will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement. See Note 8 – Related Party Transactions for additional details.

Bausch License Agreement

On October 9, 2020, the Company entered into the Bausch License Agreement pursuant to which Bausch Health may develop and commercialize the Bausch Licensed Product in the Licensed Territory.

In connection with the Bausch License Agreement, Bausch Health paid the Company a non-refundable, upfront payment of $10.0 million. The Company has recorded this payment as a deferred license fee until the payment is earned. The Company will consider payment earned once certain administrative functions are transferred to Bausch Health, permitting Bausch Health to assume supervisory oversight of the ongoing MicroPine study (the CHAPERONE study). The upfront payment has not been earned as of June 30, 2021.

Bausch Health could also pay the Company up to an aggregate of approximately $35.0 million in additional payments, depending on the achievement of certain regulatory and launch-based milestones. No milestone payments were earned through June 30, 2021.

Under the terms of the Bausch License Agreement, on a country-by-country basis and Bausch Licensed Product-by- Bausch Licensed Product basis, Bausch Health will pay the Company royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from the sales of the Bausch Licensed Product in the Licensed Territory, subject to certain adjustments in the event of generic entry, negative gross profits or patent expiration, for a period of the later to occur of the 10th anniversary of the first commercial

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

sale of a Bausch Licensed Product in such country in the Licensed Territory or the expiration of the last valid patent claim for a Bausch Licensed Product in such country in the Licensed Territory. No royalty payments were earned through June 30, 2021.

Note 8 – Related Party Transactions

Lease Agreements

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, Nevada with respect to research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. On September 15, 2020, the Company amended the lease agreement to extend it until September 14, 2022 and increase the monthly base rent and security deposit to $5,404. The Company made $82,500 of leasehold improvements related to this lease which are included on the condensed balance sheet. The Company’s rent expense for this space is recorded in Research and Development on the condensed statement of operations and amounted to $16,212 and $15,494 for the three months ended June 30, 2021 and 2020, respectively, and $32,424 and $27,530, respectively, for the six months ended June 30, 2021 and 2020.

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

On April 8, 2020, Eyenovia entered into an amendment (the “License Amendment”) to the Exclusive License Agreement. Pursuant to the License Amendment, the Company can license to any third party the right to research, develop, commercialize, manufacture or use certain products identified below (the “Senju Licensed Products”) previously licensed to Senju in China (including the People’s Republic of China, Hong Kong, Macao, and Taiwan) and South Korea (the “Territory”) if such a license was executed by the Company by April 8, 2021. The Senju Licensed Products are those using piezo-print technology in a microdose dispenser with (i) atropine sulfate as its sole active ingredient to treat myopia in humans and (ii) pilocarpine as its sole active ingredient to treat presbyopia in humans.

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

In connection with the private placement, on March 24, 2020, the Company also entered into a Registration Rights Agreement with the investors. Pursuant to the Registration Rights Agreement, the Company was obligated to file with the SEC, no later than 30 days following the date on which the Company filed its Form 10-K for the year ended December 31, 2019 with the SEC, a registration statement on Form S-3 covering the shares of common stock issued in the offering and the shares of common stock underlying the Warrants. The Company timely filed the registration statement on Form S-3 (Registration Statement No. 333-237790), which was declared effective by the SEC on May 13, 2020.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Expected term (years)	5.85 - 10.00	5.85	5.85 - 10.00	5.85
Risk free interest rate	0.80% - 1.58%	0.34% - 0.38%	0.45% - 1.58%	0.34% - 1.32%
Expected volatility	93%	99%	93% - 94%	96% - 99%
Expected dividends	0.00%	0.00%	0.00%	0.00%

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” employee option grants. The Company uses a blended volatility calculation, the components of which are the Company’s historical volatility for the period from its initial public offering through the valuation date and the average peer-group data of six comparable entities to supplement the Company’s own historical data for the preceding years in computing the expected volatility. Accordingly, the Company is utilizing an expected volatility figure based on a review of the historical volatility of comparable entities over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued.

The weighted average estimated grant date fair value of the stock options granted for the three months ended June 30, 2021 and 2020 was approximately $3.48 and $2.13 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the six months ended June 30, 2021 and 2020 was approximately $4.33 and $2.17 per share, respectively.

On June 17, 2021, an employee exercised an option to purchase common shares on a cashless basis, which resulted in 13,675 shares being withheld and not issued, to cover the cost to exercise and all payroll taxes.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the option activity during the six months ended June 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	(in Years)	Value
Outstanding January 1, 2021	3,427,705	$3.37
Granted	781,536	5.77
Exercised	(104,722)	1.95
Outstanding June 30, 2021	4,104,519	$3.83	7.9	$6,445,166
Exercisable June 30, 2021	2,185,978	$3.52	6.9	$4,241,183

The following table presents information related to stock options as of June 30, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	3.7	260,000
$1.95	568,822	6.0	568,822
$2.72	764,419	8.9	254,807
$2.74	6,000	7.5	4,833
$2.89	263,500	8.9	95,158
$3.11	659,849	8.1	420,859
$3.43	58,920	—	—
$3.48	45,000	—	—
$3.71	43,000	—	—
$4.00	2,000	7.4	1,723
$4.53	127,000	—	—
$4.68	25,000	8.6	11,112
$5.10	6,000	7.2	5,500
$5.11	1,637	—	—
$5.19	16,500	7.2	15,125
$5.25	26,668	5.3	26,668
$5.77	50,000	—	—
$6.01	652,899	—	—
$6.20	300,387	7.1	296,119
$6.30	60,000	7.0	58,333
$8.72	166,918	6.8	166,918
	4,104,519	6.9	2,185,978

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

A summary of the Warrant activity for the six months ended June 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2021	2,011,313	$2.43
Granted	91,884	4.76
Exercised	(877,014)	2.40
Outstanding June 30, 2021	1,226,183	$2.69	4.2	$2,788,188

Exercisable June 30, 2021	1,226,183	$2.69	4.2	$2,788,188

The following table presents information related to Warrants as of June 30, 2021:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.4696	917,919	3.7	917,919
$2.7240	216,380	3.7	216,380
$4.7600	91,884	9.9	91,884
	1,226,183	4.2	1,226,183

See Note 6 – Notes Payable – for details on the warrant issued in connection with the Silicon Valley Bank loan.

Restricted Stock Units

On September 11, 2020 and March 31, 2021, the Company granted members of its Board of Directors an aggregate of 44,951 RSUs under its Amended and Restated 2018 Omnibus Stock Incentive Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs provided that vesting would occur on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2021 annual stockholders meeting, subject to the grantee remaining on the Board until then. The 2021 annual stockholders meeting took place on June 16, 2021 which triggered the vesting of the RSUs. The RSUs had an aggregate grant date fair value of $156,200, which was recognized over the vesting period.

Stock Warrant Exercises

During the six months ended June 30, 2021, the Company issued an aggregate of 877,014 shares of common stock pursuant to the exercise of warrants for aggregate proceeds of $2,103,991 at exercise prices ranging from $2.058 to $2.4696.

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and restricted stock units of $637,355 ($319,497 of which was included within research and development expenses and $317,858 was included within general and administrative expenses on the condensed statements of operations) and $633,146 ($348,447 of which was included within research and development expenses and $284,699 was included within general and administrative expenses on the condensed statements of operations) during the three months ended June 30, 2021 and 2020, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded stock-based compensation expense related to stock options and restricted stock units of $1,294,268 ($649,210 of which was included within research and development expenses and $645,058 was included within general and administrative expenses on the condensed statements of operations) and $1,217,011 ($655,856 of which was included within research and development expenses and $561,155 was included within general and administrative expenses on the condensed statements of operations), respectively. As of June 30, 2021, there was

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

$5,796,853 of unrecognized stock-based compensation expense which the Company expects to recognize over a weighted average period of 2.2 years.

At-The-Market Offering

On May 14, 2021, the Company entered into a Sales Agreement (the “Agreement”) with SVB Leerink LLC (“SVB Leerink”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $30 million through SVB Leerink as its sales agent. Subject to the terms and conditions of the Agreement, SVB Leerink may sell the Common Stock by any method permitted by law deemed to be an “at-the-market offering”. SVB Leerink will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay SVB Leerink a commission equal to three percent (3.0%) of the gross sales proceeds of any Common Stock sold through SVB Leerink under the Agreement.

The Company is not obligated to make any sales of Common Stock under the Agreement. Through June 30, 2021, the Company has not sold any shares of common stock under the Agreement.

Note 10 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2021, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended June 30, 2021 and 2020, the Company recorded expense of $46,663 and $22,515 associated with its matching contributions, respectively. During the six months ended June 30, 2021 and 2020, the Company recorded expense of $110,841 and $80,486 associated with its matching contributions, respectively.

Note 11 – Subsequent Events

Employee Stock Options

On July 6, 2021, the Company granted ten-year stock options to employees, pursuant to its Amended and Restated 2018 Omnibus Stock Incentive Plan, to purchase an aggregate of 224,000 shares of the Company’s common stock at an exercise price of $4.81 per share. The options expire on the tenth anniversary of the grant date and they vest with respect to one-third of the shares underlying the awards on the first anniversary of the grant date and, with respect to the remaining two-thirds of the shares underlying the awards, in equal monthly installments over the subsequent two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021.

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

Overview

We are a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on our proprietary microdose array print (MAP™) platform technology. We aim to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®. Optejet µ-therapeutics have the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In clinical trials, the Optejet has demonstrated that our targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). Our technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration, or the FDA. Our microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Our products are classified by the FDA as drugs, and not medical devices or drug-device combination products.

Our pipeline is currently focused on the late-stage development of novel, potential first-in-class therapeutic indications for over an estimated five million potential patients with progressive myopia in the United States and over an estimated one hundred million potential patients with age-related near vision impairment, or presbyopia – indications where there is tremendous unmet need and no known existing FDA-approved therapies. We are also developing the first microdose fixed combination ophthalmic pharmaceutical for mydriasis to address the estimated over 100 million annual comprehensive eye exams with pupil dilation.

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

On October 9, 2020, we entered into a License Agreement (the “Bausch License Agreement”) with a subsidiary of Bausch Health Companies Inc. (“Bausch Health”) pursuant to which Bausch Health may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch Health also will pay us royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch Health is in the process of assuming oversight for, and has assumed the costs related to the ongoing CHAPERONE study.

MicroLine is our pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus at near and impairs near visual acuity. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. We have two planned Phase III VISION trials for MicroLine, and initiated the first of these trials in December 2020. On May 25, 2021, we announced positive topline data from the Phase III VISION-1 study evaluating MicroLine for the temporary improvement of near vision in adults with presbyopia. The study achieved its primary endpoint and preparations are underway for a second Phase III registration study, VISION-2, targeted to be initiated later this year. VISION-2 will be a double-masked, placebo-controlled, cross-over superiority trial designed to enroll 120 patients randomized between 2% pilocarpine and placebo cohorts. Topline data from VISION-2 is anticipated in mid-2022. These studies will serve as the basis for a planned New Drug Application (NDA) submission to FDA. VISION-1 results will be presented at a future ophthalmic-focused medical meeting.

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

MydCombi™ (or MicroStat) is our fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated over one hundred million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for MydCombi and announced positive results from these studies, known as MIST-1 and MIST-2. In March 2021, the FDA accepted our NDA, for MydCombi with an expected Prescription Drug User Fee Act, or PDUFA, date of October 28, 2021.

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

Our net losses were $4.8 million and $10.2 million for the three and six months ended June 30, 2021. As of June 30, 2021, we had working capital and an accumulated deficit of $14.9 million and $87.6 million, respectively.

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

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our microdose-therapeutics and consist primarily of contract service expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

●	direct clinical and non-clinical expenses, which include expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and costs associated with preclinical activities, development activities and regulatory activities;
●	personnel-related expenses, which include expenses related to consulting agreements with individuals that have since entered into employment agreements with us as well as salaries and other compensation of employees that is attributable to research and development activities; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, marketing, insurance and other supplies used in research and development activities.

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

We expect that our research and development expenses will increase with the continuation of the initiatives and activities described above.

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

Results of Operations

Three Months Ended June 30, 2021 Compared with Three Months Ended June 30, 2020

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment was recorded as $4.0 million of deferred license fee and $1.6 million of deferred cost of revenue. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision in March 2021. As a result, the Company recognized $2.0 million of deferred license fees (one-half of the $4.0 million upfront license fee) and recognized $0.8 million of deferred license costs related to the Senju payment during the three months ended March 31, 2021. The trial data for the other product (MicroLine) was fully submitted to Arctic Vision in June 2021. As a result, the Company recognized the remaining $2.0 million of deferred license fees and recognized the remaining $0.8 million of deferred license costs related to the Senju payment during the three months ended June 30, 2021.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2021 totaled $3.6 million, an increase of $0.7 million, or 24%, as compared to $2.9 million recorded for the three months ended, June 30, 2020. Research and development expenses consisted of the following:

	For the Three Months Ended
	June 30,
	2021	2020
Direct clinical and non-clinical expenses	$1,493,600	$1,503,565
Personnel-related expenses	1,299,090	727,519
Non-cash stock-based compensation expenses	319,497	348,447
Supplies and materials	277,557	284,908
Facilities and other expenses	226,638	50,811
Total research and development expenses	$3,616,382	$2,915,250

The increase in personnel-related expenses was primarily due to salary increases, costs related to staff hired late in 2020 and new hires related to manufacturing and the ramp up for the launch of the MydCombi product. The increase in costs related to facilities and other expenses was primarily due to an increase in travel-related expenses related to clinical studies as COVID restrictions have been relaxed.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 totaled $2.3 million, an increase of $0.2 million, or 12%, as compared to $2.1 million recorded for the three months ended June 30, 2020. This increase was primarily attributable to a $0.1 million increase in the cost of directors & officers insurance and a $0.1 million increase in sales and marketing expense mainly due to the MydCombi dosing study.

Six Months Ended June 30, 2021 Compared with Six Months Ended June 30, 2020

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment was recorded as $4.0 million of deferred license fee and $1.6 million of deferred cost of revenue. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision in March 2021 and the trial data for the other product (MicroLine) was fully submitted to Arctic Vision in June 2021. As a result, the Company recognized the $4.0 million of deferred license fees and recognized $1.6 million of deferred license costs related to the Senju payment during the six months ended June 30, 2021. There was no revenue for the six months ended June 30, 2020.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2021 totaled $7.9 million, an increase of $1.3 million, or 20%, as compared to $6.5 million recorded for the six months ended, June 30, 2020. Research and development expenses consisted of the following:

	For the Six Months Ended
	June 30,
	2021	2020
Direct clinical and non-clinical expenses	$3,878,381	$3,330,782
Personnel-related expenses	2,500,081	1,642,668
Non-cash stock-based compensation expenses	649,210	655,856
Supplies and materials	439,828	782,504
Facilities and other expenses	396,608	137,727
Total research and development expenses	$7,864,108	$6,549,537

The increase in direct clinical and non-clinical expenses was primarily due to further testing and commercialization of the MydCombi product. The increase in personnel-related expenses was primarily due to salary increases, costs related to staff hired late in 2020 and new hires related to manufacturing and the ramp up for the MydCombi launch. The decrease in costs related to supplies and materials was primarily due to the fact that the bulk of dispensers needed for clinical cartridge supply in 2021 were produced in 2020. The increase in costs related to facilities and other expenses was primarily due to an increase in travel-related expenses as COVID restrictions have been relaxed and costs related to new hires (human resources and information technology-related expenses).

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 totaled $4.6 million, an increase of $0.7 million, or 18%, as compared to $3.9 million recorded for the six months ended June 30, 2020. This increase was primarily attributable to an increase of $0.2 million for sales and marketing expenses related to the MydCombi dosing study, an increase of $0.3 million due to new hires which included a new project management director, an increase of $0.1 million for officer option grants and a $0.1 million increase in directors and officers insurance.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. As of June 30, 2021, our accumulated deficit since inception was $87.6 million.

As of June 30, 2021, we had a cash balance of $27.2 million, working capital of $14.9 million and stockholders’ equity of $9.0 million. As of June 30, 2021 and December 31, 2020, we had $8.0 million and $0.5 million, respectively, of debt outstanding.

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

During the six months ended June 30, 2021 and 2020, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2021 was $9.9 million, which includes cash used to fund a net loss of $10.2 million, reduced by $1.4 million of net non-cash expenses, plus $1.1 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2020 was $9.9 million, which includes cash used to fund a net loss of $10.5 million, reduced by $1.3 million of net non-cash expenses, plus $0.7 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the six months ended June 30, 2021 was $0.6 million, which was related to purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2020 was $0.1 million, which was also related to purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2021 totaled $9.4 million, which was attributable to aggregate net proceeds from the Silicon Valley Bank loan of $7.4 million, the exercise of stock warrants of $2.1 million and the exercise of stock options of $0.1 million. This was slightly offset by the repayment of $0.3 million of notes payable. Net cash provided by financing activities for the six months ended June 30, 2020 totaled $6.1 million, which was attributable to aggregate net proceeds from the sale of common stock and warrants in our private placement of $5.5 million, $0.5 million in proceeds from a loan in connection with the Paycheck Protection Program under the Cares Act and $0.4 million of proceeds from the exercise of stock warrants. This was slightly offset by the repayment of notes payable of $0.2 million.

On May 7, 2021, the Company entered into a Loan and Security Agreement (the “Loan”) with Silicon Valley Bank (the “Lender”) for an aggregate principal amount of up to $25.0 million. The Loan bears interest at annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The Loan matures on May 1, 2025. The initial tranche in the amount of $7.5 million was received by the Company on May 7, 2021. In connection with the Loan, the Company issued to the Lender warrants to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. At the Company’s option, the Company has the ability to draw down the remaining $17.5 million in gross proceeds in two tranches over the next two years based upon the achievement of several milestones in accordance with the terms of the agreement.

We filed a universal shelf registration on Form S-3 with the SEC on January 25, 2019, which was declared effective on February 12, 2019, pursuant to which we registered for sale up to $75.0 million of any combination of our common stock, preferred stock, debt securities, warrants, rights and/or units from time to time and at prices and on terms that we may determine, which we refer to as the 2019 Form S-3. In addition, on May 14, 2021, we entered into a sales agreement with SVB Leerink LLC, which we refer to as the 2021 Sales Agreement, with respect to an at-the-market offering program under which we may offer and sell, from time to time at our sole discretion, shares of our common stock having an aggregate value up to $30.0 million. We make no assurances as to the continued effectiveness of the 2019 Form S-3 or as to any sales under the 2021 Sales Agreement.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies such as Eyenovia are not required to provide the information required by this item.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2021, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies such as Eyenovia are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Warrant issued by the Company to Silicon Valley Bank	8-K	001-38365	4.1	May 10, 2021
10.1	Loan and Security Agreement, dated as of May 7, 2021, between the Company and Silicon Valley Bank	8-K	001-38365	10.1	May 10, 2021
10.2	Sales Agreement, dated as of May 14, 2021, between Eyenovia, Inc. and SVB Leerink LLC	8-K	001-38365	1.1	May 14, 2021
10.3#	Amended and Restated 2018 Omnibus Stock Incentive Plan, As Amended	—	—	—	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101	Inline Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of June 30, 2021 and December 31, 2020; (ii) Condensed Statements of Operations for the Three and Six Months Ended June 30, 2021 and 2020; (iii) Condensed Statements of Changes in Stockholders’ Equity for the Three and Six Months Ended June 30, 2021 and 2020; Condensed Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020; and (iv) Notes to Condensed Financial Statements	—	—	—	Filed herewith
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)	—	—	—	Filed herewith.

#Management contract or other compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

Date: August 12, 2021	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)