Form 10-Q
period 2021-09-30
EYENOVIA, INC.
filed 2021-11-12
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

The number of outstanding shares of the registrant’s common stock was 28,398,789 as of November 10, 2021.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2021	2020
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$13,500,871	$28,371,828
Restricted cash	7,875,000	—
Deferred license costs	—	1,600,000
License fee and expense reimbursements receivables	960,180	2,966,039
Prepaid expenses and other current assets	1,123,289	453,478

Total Current Assets	23,459,340	33,391,345

Property and equipment, net	1,413,201	396,380
Security deposit	119,035	119,035

Total Assets	$24,991,576	$33,906,760

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,684,733	$1,461,665
Accrued compensation	1,184,236	1,150,672
Accrued expenses and other current liabilities	552,336	1,480,692
Deferred rent - current portion	16,037	7,809
Deferred license fee	10,000,000	14,000,000
Notes payable - current portion	7,282,037	97,539

Total Current Liabilities	20,719,379	18,198,377

Deferred rent - non-current portion	26,059	38,684
Notes payable - non-current portion	—	365,814

Total Liabilities	20,745,438	18,602,875

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 25,963,185 and 24,978,585 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	2,597	2,498
Additional paid-in capital	97,446,125	92,742,306
Accumulated deficit	(93,202,584)	(77,440,919)

Total Stockholders’ Equity	4,246,138	15,303,885

Total Liabilities and Stockholders’ Equity	$24,991,576	$33,906,760

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Operating Income
Revenue	$—	$—	$4,000,000	$—
Cost of revenue	—	—	(1,600,000)	—
Gross Profit	—	—	2,400,000	—

Operating Expenses:
Research and development	3,470,188	3,363,759	11,334,296	9,913,296
General and administrative	2,435,141	1,728,366	7,082,659	5,669,311
Total Operating Expenses	5,905,329	5,092,125	18,416,955	15,582,607

Loss From Operations	(5,905,329)	(5,092,125)	(16,016,955)	(15,582,607)

Other Income (Expense):
Small Business Administration Economic Injury Disaster Grant	—	—	—	10,000
Extinguishment of PPP 7(a) loan	463,353	—	463,353	—
Other expense	(8,010)	—	(8,010)	—
Interest expense	(119,212)	(4,945)	(202,407)	(14,977)
Interest income	600	540	2,354	24,579

Net Loss	$(5,568,598)	$(5,096,530)	$(15,761,665)	$(15,563,005)

Net Loss Per Share
- Basic and Diluted	$(0.21)	$(0.23)	$(0.61)	$(0.79)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	26,053,532	22,206,195	25,773,098	19,802,999

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three and Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	24,978,585	$2,498	$92,742,306	$(77,440,919)	$15,303,885

Exercise of stock warrants	644,992	65	1,530,925	—	1,530,990

Stock-based compensation	—	—	656,913	—	656,913

Net loss	—	—	—	(5,351,667)	(5,351,667)

Balance - March 31, 2021	25,623,577	2,563	94,930,144	(82,792,586)	12,140,121

Exercise of stock warrants	232,022	23	572,978	—	573,001

Exercise of stock options	91,047	9	130,081	—	130,090

Issuance of SVB warrants [1]	—	—	351,390	—	351,390

Stock-based compensation	—	—	637,355	—	637,355

Net loss	—	—	—	(4,841,400)	(4,841,400)

Balance - June 30, 2021	25,946,646	2,595	96,621,948	(87,633,986)	8,990,557

Exercise of stock options	16,539	2	46,710	—	46,712

Stock-based compensation	—	—	777,467	—	777,467

Net loss	—	—	—	(5,568,598)	(5,568,598)

Balance - September 30, 2021	25,963,185	$2,597	$97,446,125	$(93,202,584)	$4,246,138

[1] Allocated fair value of warrants of $354,539, less allocated issuance costs of $3,149.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity (Continued)

(unaudited)

	For the Three and Nine Months Ended September 30, 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2020	17,100,726	$1,710	$69,409,949	$(57,671,052)	$11,740,607

Issuance of common stock and warrants in private placement [1]	2,675,293	267	5,451,475	—	5,451,742

Stock-based compensation	—	—	583,865	—	583,865

Net loss	—	—	—	(5,450,910)	(5,450,910)

Balance - March 31, 2020	19,776,019	1,977	75,445,289	(63,121,962)	12,325,304

Exercise of stock warrants	167,664	17	376,404	—	376,421

Stock-based compensation	—	—	633,146	—	633,146

Net loss	—	—	—	(5,015,565)	(5,015,565)

Balance -June 30, 2020	19,943,683	1,994	76,454,839	(68,137,527)	8,319,306

Issuance of common stock in public offering [2]	3,833,334	383	12,495,325	—	12,495,708

Exercise of stock warrants	1,080,497	108	2,269,562	—	2,269,670

Exercise of stock options	26,737	3	52,134	—	52,137

Stock-based compensation	—	—	609,930	—	609,930

Net loss	—	—	—	(5,096,530)	(5,096,530)

Balance – September 30, 2020	24,884,251	$2,488	$91,881,790	$(73,234,057)	$18,650,221

[1] Includes gross proceeds of $5,984,931, less total issuance costs of $533,189.

[2] Includes gross proceeds of $13,800,002, less total issuance costs of $1,304,294.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(15,761,665)	$(15,563,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	148,245	71,628
Amortization of debt discount	41,944	—
Extinguishment of PPP 7(a) Loan	(463,353)	—
Stock-based compensation	2,071,735	1,826,941
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	35,549	(231,194)
License fee and expense reimbursements receivables	2,005,859	—
Deferred license costs	1,600,000	(1,600,000)
Accounts payable	223,068	(76,596)
Accrued compensation	33,564	(172,318)
Accrued expenses and other current liabilities	(928,356)	(106,471)
Deferred license fee	(4,000,000)	4,000,000
Security deposit	—	(1,235)
Deferred rent	(4,397)	(1,119)

Net Cash Used In Operating Activities	(14,997,807)	(11,853,369)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,165,066)	(202,046)

Net Cash Used In Investing Activities	(1,165,066)	(202,046)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in private placement [1]	—	5,569,136
Proceeds from sale of common stock in public offering [2]	—	12,734,002
Proceeds from exercise of stock warrants	2,103,991	2,646,091
Proceeds from PPP 7(a) Loan	—	463,353
Proceeds from SVB loan	7,500,000	—
Repayments of notes payable	(547,259)	(368,289)
Payment of offering issuance costs	—	(329,038)
Payment of loan issuance costs	(66,618)	—
Proceeds from exercise of stock options	176,802	52,137

Net Cash Provided By Financing Activities	9,166,916	20,767,392

Net (Decrease) Increase in Cash and Cash Equivalents	(6,995,957)	8,711,977

Cash and cash equivalents - Beginning of Period	28,371,828	14,152,601

Cash and cash equivalents - End of Period	$21,375,871	$22,864,578

[1] Includes gross proceeds of $5,984,931, less issuance costs of $415,795 deducted directly from the private placement.

[2] Includes gross proceeds of $13,800,002, less issuance costs of $1,066,000 deducted directly from the offering proceeds.

EYENOVIA, INC.

Condensed Statements of Cash Flows (Continued)

(unaudited)

Cash and restricted cash consisted of the following:
Cash	$13,500,871	$22,864,578
Restricted cash	7,875,000	—
	$21,375,871	$22,864,578
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$131,839	$7,961
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Accrual of public offering costs	$—	$(26,650)
Purchase of insurance premium financed by note payable	$(705,360)	$(475,216)
Issuance of SVB stock warrants	$(351,390)	$—

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

On October 25, 2021, the Company announced the reclassification of the Company’s proprietary, first-in-class combination microdose formulation of tropicamide and phenylephrine for in-office pupil dilation, (“MydCombi” or “MicroStat”) as a drug-device combination product by the FDA in a Complete Response Letter (“CRL”) received on October 22, 2021, following a change in the agency’s legal interpretation of its authorities imposed by a recent court ruling. The Company is preparing the necessary documents for expedited resubmission of the new drug application for MydCombi in response to the CRL. The Company believes that its other product candidates will similarly be classified by the FDA as drug-led combination products that would be subject to marketing approval via new drug applications.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year ending December 31, 2021 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2020 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2021.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Going Concern

As of September 30, 2021, the Company had unrestricted cash and cash equivalents of approximately $13.5 million and an accumulated deficit of approximately $93.2 million. For the nine months ended September 30, 2021 and 2020, the Company incurred net losses of approximately $15.8 million and $15.6 million, respectively, and used cash in operations of approximately $15.0 million and $11.9 million, respectively. Pursuant to the At-The-Market Offering (see Note 9 – Stockholders’ Equity – At-The-Market Offering and Note 11 – Subsequent Events – At-The-Market Offering), the Company commenced sales of its common stock on October 6, 2021. As of the filing date, the Company has received approximately $12.8 million in gross proceeds and $12.4 million in net proceeds from the sale of 2,435,604 shares of its common stock. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to generate sufficient recurring revenues or the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. If the Company is unable to generate sufficient recurring revenues or secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain executed agreements are recorded as Restricted Cash on the balance sheets, such as the collateralized money market account pursuant to the Loan and Security Agreement, dated May 7, 2021 with Silicon Valley Bank (“SVB”), as amended on September 29, 2021 by the First Amendment to the Loan and Security Agreement. See Note 6 - Notes Payable - Silicon Valley Bank Loan. In connection with which the Company pledged to establish and maintain a collateralized money market account in the amount of $7,875,000.

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of September 30, 2021 and December 31, 2020, the Company had cash balances in excess of FDIC insurance limits of $21,125,871 and $28,121,828, respectively.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, plus weighted average vested but unsettled restricted stock units. Diluted earnings per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	September 30,
	2021	2020
Options	4,305,980	3,410,540
Warrants	1,226,183	2,095,993
Total potentially dilutive shares	5,532,163	5,506,533

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02, as amended, is now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The FASB issued ASU No. 2019-01 “Leases (Topic 842) Codification Improvements” in March 2019 and ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” and ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU No.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company is currently evaluating ASU 2021-04 and its impact on its financial position, results of operations, and cash flows.

Note 3 – Prepaid Expenses and Other Current Assets

As of September 30, 2021 and December 31, 2020, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2021	2020
Payroll tax receivable	$297,494	$151,942
Prepaid insurance expenses	413,648	110,094
Prepaid research and development expenses	30,542	—
Prepaid general and administrative expenses	105,941	—
Prepaid licenses and subscriptions	31,440	57,051
Prepaid patent expenses	34,809
Prepaid conference expenses	52,041	29,403
Prepaid board of directors fees	77,000	68,250
Prepaid rent and security deposit	32,254	25,004
Other	48,120	11,734
Total prepaid expenses and other current assets	$1,123,289	$453,478

Note 4 – Accrued Compensation

As of September 30, 2021 and December 31, 2020, accrued compensation consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued bonus expenses	$895,253	$938,873
Accrued payroll expenses	288,983	211,799
Total accrued compensation	$1,184,236	$1,150,672

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses and Other Current Liabilities

As of September 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Accrued research and development expenses	$181,241	$348,254
Accrued consulting and professional services	243,979	235,355
Credit card payable	44,204	50,002
Accrued franchise tax	39,300	32,480
Accrued licensing fees	—	804,447
Accrued interest	31,250	3,068
Accrued expense reimbursements	6,441	5,459
Other	5,921	1,627
Total accrued expenses and other current liabilities	$552,336	$1,480,692

Note 6 – Notes Payable

As of September 30, 2021 and December 31, 2020, notes payable consisted of the following:

	September 30, 2021			December 31, 2020
	Current	Non-Current		Current	Non-Current
	Portion	Portion	Total	Portion	Portion	Total
BankDirect Capital Finance loan	$158,101	$—	$158,101	$—	$—	$—
Paycheck Protection Program loan	—	—	—	97,539	365,814	463,353
Silicon Valley Bank loan	7,123,936	—	7,123,936	—	—	—
Total	$7,282,037	$—	$7,282,037	$97,539	$365,814	$463,353

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

Paycheck Protection Program Loan

On May 8, 2020, the Company received cash proceeds of $463,353 pursuant to a loan provided in connection with the Paycheck Protection Program under the CARES Act (the “PPP Loan”). The PPP Loan provided for monthly installment payments of $19,508 beginning in August 2021 with the remaining balance due on May 3, 2022, the maturity date. The PPP Loan incurred interest at a fixed rate of 1.00% per annum.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company was eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. The Company applied for loan forgiveness on the PPP Loan in March 2021. The Company received notification in August 2021 that it had received approval for full loan forgiveness of the PPP Loan in the amount of $463,353. The Company has recorded this extinguishment as other income in the condensed statement of operations for the three and nine months ended September 30, 2021. The Company also received notification of forgiveness of accrued interest payable of $5,738, which has been reversed from interest expense.

Silicon Valley Bank Loan

On May 7, 2021 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan”) with Silicon Valley Bank (“SVB”) for an aggregate principal amount of up to $25.0 million. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The Loan is secured by all of the Company’s tangible assets. The Loan matures on May 1, 2025. The Loan requires monthly interest-only payments until June 1, 2022. The interest-only period can be extended to June 1, 2023, upon the occurrence of a milestone event. Upon the end of the interest-only

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

period, the Company will make regular monthly amortizing payments of principal and interest through the maturity date. The Loan indicates a prepayment fee of 1.0% to 3.0%, as follows: i) prepayment fee of 3.0% of the principal balance made on or prior to the first anniversary of the Effective Date; ii) prepayment fee of 2.0% of the principal balance made on or prior to the second anniversary of the Effective Date; or iii) prepayment fee of 1.0% of the principal balance made on or prior to the third anniversary of the Effective Date. The Loan also provides for a final payment. The final payment is in addition to and not a substitution for the regular monthly payments of principal plus accrued interest due on the earliest to occur of the loan maturity date, the repayment of the loan in full or the termination of the Loan Agreement, in an amount equal to the original aggregate principal amount of the multiplied by 5.0%.The Company is accreting the final payment as accrued interest over the term of the Loan.

The initial tranche of the Loan, in the amount of $7.5 million was received by the Company on May 7, 2021. In connection with the Loan, the Company issued warrants to SVB to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. At the Company’s option, the Company has the ability to draw down the remaining $17.5 million in gross proceeds in two tranches over the next two years based upon the achievement of several milestones in accordance with the terms of the Loan. On September 29, 2021, the Company and SVB executed the First Amendment to the Loan and Security Agreement (the “Amendment”). In accordance with the Amendment, the Company must maintain a collateralized money market account in the amount of $7,875,000. The Company has recorded this amount as Restricted Cash. See Note 2 - Summary of Significant Accounting Policies - Cash, Cash Equivalents and Restricted Cash. This account must be maintained until the Release Event occurs (defined as when the Company has received approval by the FDA of the MydCombi product and achieved the minimum equity raise under the terms of the amended agreement, on or prior to November 30, 2021). Given the FDA’s recent reclassification of MydCombi as a drug-device combination and the need to resubmit a new drug application in early 2022, (See Note 11 - Subsequent Events), the restricted cash will become callable on November 30, 2021, at SVB’s election, to satisfy the Loan obligations. Therefore, the Loan has been fully classified as a current note payable.

During the three and nine months ended September 30, 2021, the Company recorded interest expense relating to the Loan of $95,833 and $150,349, respectively.

The Company determined that the warrants should be equity-classified and that the relative fair value was $354,539, by using the Black-Scholes option pricing methodology using the following assumptions: stock price of $4.76; expected term of 10.0 years; volatility of 89.0% and a risk-free interest rate of 1.60%. The Company incurred $66,618 of debt issuance costs, of which $63,469 was allocated to the debt and $3,149 was allocated to the warrants. The relative fair value of the warrants and the issuance costs allocated to the debt were recorded as debt discount and are being amortized over the four-year term of the note. See the table below for additional details:

September 30, 2021
Gross loan proceeds	$7,500,000
Debt discount:
Relative fair value of warrants	(354,539)
Relative fair value of issuance costs	(63,469)
Amortization of debt discount	41,944
$7,123,936

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

In addition, the Company may receive up to a total of $43.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and regulatory approvals in Greater China and South Korea (up to $39.75 million), and development costs (up to $4.0 million). In December 2020, the Company satisfied a performance obligation which resulted in the Company recognizing $2.0 million of milestone revenues, pursuant to the Arctic Vision License Agreement. The $2.0 million was received from Arctic Vision in December 2020.

The milestone revenue referred to above includes $2.0 million related to the MicroStat product resulting from Amendment 1 to the Arctic Vision License Agreement. On September 14, 2021, the Company and Arctic Vision executed this amendment which provides for a one-time upfront payment of $250,000 and milestone payments of $2.0 million based on the achievement of filing for and receiving regulatory approval separately from China and South Korea for the MicroStat Product. The Company anticipates the Marketing Authorization Application (MAA) filings to occur in December 2023 and the receipt of regulatory approval to occur in December 2024. The Company didn’t recognize revenue for the $250,000 upfront payment because it was passed through to Senju. See Note 8 - Related Party Transactions for additional information.

Arctic Vision also will purchase its supply of MicroPine, MicroLine and MicroStat from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned through September 30, 2021. The Company will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement. See Note 8 – Related Party Transactions- Senju License Agreement for additional details.

Bausch License Agreement

On October 9, 2020, the Company entered into the Bausch License Agreement pursuant to which Bausch Health may develop and commercialize the Bausch Licensed Product in the Licensed Territory.

In connection with the Bausch License Agreement, Bausch Health paid the Company a non-refundable, upfront payment of $10.0 million. The Company has recorded this payment as a deferred license fee until the payment is earned. The Company will consider payment earned once certain administrative functions are transferred to Bausch Health, permitting Bausch Health to assume supervisory oversight of the ongoing MicroPine study (the CHAPERONE study). The upfront payment has not been earned as of September 30, 2021.

Bausch Health could also pay the Company up to an aggregate of approximately $35.0 million in additional payments, depending on the achievement of certain regulatory and launch-based milestones. No milestone payments were earned through September 30, 2021.

Under the terms of the Bausch License Agreement, on a country-by-country basis and Bausch Licensed Product-by- Bausch Licensed Product basis, Bausch Health will pay the Company royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from the sales of the Bausch Licensed Product in the Licensed Territory, subject to certain adjustments in the event of generic entry, negative gross profits or patent expiration, for a period of the later to occur of the 10th anniversary of the first commercial sale of a Bausch Licensed Product in such country in the Licensed Territory or the expiration of the last valid patent claim for a Bausch Licensed Product in such country in the Licensed Territory. No royalty payments were earned through September 30, 2021.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Related Party Transactions

Lease Agreements

The Company’s Vice President of Research and Development and Manufacturing (“VP of R&D”) owns a company that entered into a lease agreement with the Company on September 15, 2016 to lease 953 square feet of space located in Reno, NV with respect to its research and development activities. The initial monthly base rent was $3,895 per month over the term of the lease and the security deposit was $3,895. On September 15, 2018, the Company amended the lease agreement to extend it until September 14, 2020 and increase the monthly base rent and security deposit to $4,012. The lease agreement was amended again on April 6, 2020 to lease additional space and increase the monthly base rent and security deposit to $5,247. On September 15, 2020, the Company agreed to extend the lease term until September 14, 2022 and increase the monthly base rent and security deposit to $5,404. The Company made $122,298 of leasehold improvements related to this lease which are included on the balance sheet. The Company’s rent expense amounted to $16,212 and $15,982 for the three months ended September 30, 2021 and 2020, respectively, and $48,636 and $43,512 for the nine months ended September 30, 2021 and 2020, respectively.

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

On April 8, 2020, the Company entered into an amendment (the “License Amendment”) to the Exclusive License Agreement. Pursuant to the License Amendment, the Company can license to any third party the right to research, develop, commercialize, manufacture or use certain products identified below (the “Senju Licensed Products”) previously licensed to Senju in China (including the People’s Republic of China, Hong Kong, Macao, and Taiwan) and South Korea (the “Territory”) if such a license was executed by the Company by April 8, 2021. The Senju Licensed Products are those using piezo-print technology in a microdose dispenser with (i) atropine sulfate as its sole active ingredient to treat myopia in humans and (ii) pilocarpine as its sole active ingredient to treat presbyopia in humans.

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

The Exclusive License Agreement was amended further by the License Amendment 2, effective September 14, 2021 (the “Amendment 2”). The Amendment 2 excludes Greater China and South Korea from the territory in which Senju was granted an exclusive royalty-bearing license from the Company. In consideration for this exclusion, and upon and after the execution of Amendment 1 with Arctic Vision, the Company must make payments to Senju based on non-royalty license revenue and sales revenue, including a one-time upfront payment of $250,000 which represented an inducement to Senju to approve Amendment 1 of the Arctic Vision License Agreement related to the MicroStat product. This upfront payment to Senju was in addition to and separate from the previously established 40% payment on milestone revenue. See Note 7 – Commitments and Contingencies – Arctic Vision License Agreement for additional details.

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

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Expected term (years)	5.85	5.85 - 10.00	5.85 - 10.00	5.85 - 10.00
Risk free interest rate	0.81%	0.26% - 0.69%	0.45% - 1.58%	0.26% - 1.32%
Expected volatility	92%	98% - 99%	92% - 94%	96% - 99%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three months ended September 30, 2021 and 2020 was approximately $3.56 and $2.71 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the nine months ended September 30, 2021 and 2020 was approximately $4.16 and $2.24 per share, respectively.

On June 17, 2021, an employee exercised an option to purchase common shares on a cashless basis, which resulted in 13,675 shares being withheld and not issued, to cover the cost to exercise and all payroll taxes.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the option activity during the nine months ended September 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding January 1, 2021	3,427,705	$3.37
Granted	1,003,536	5.56
Exercised	(121,261)	2.07
Forfeited	(4,000)	2.89
Outstanding September 30, 2021	4,305,980	$3.89	7.8	$6,253,367
Exercisable September 30, 2021	2,364,074	$3.50	6.8	$4,448,222

The following table presents information related to stock options as of September 30, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	3.5	260,000
$1.95	567,636	5.8	567,636
$2.72	764,419	8.7	318,509
$2.74	667	7.3	0
$2.89	253,251	8.7	106,868
$3.11	656,078	7.9	468,301
$3.43	58,920	8.9	19,644
$3.48	45,000	8.9	15,001
$3.71	43,000	8.8	16,723
$4.00	2,000	7.1	1,890
$4.53	127,000	—	—
$4.68	25,000	8.3	13,196
$4.81	222,000	—	—
$5.10	6,000	6.9	5,833
$5.11	1,637	—	—
$5.19	16,500	6.9	16,500
$5.25	26,668	5.0	26,668
$5.77	50,000	—	—
$6.01	652,899	—	—
$6.20	300,387	6.8	300,387
$6.30	60,000	6.8	60,000
$8.72	166,918	6.5	166,918
	4,305,980	6.8	2,364,074

Restricted Stock Units

On September 11, 2020 and March 31, 2021, the Company granted members of its Board of Directors an aggregate of 44,951 RSUs under its Amended and Restated 2018 Omnibus Stock Incentive Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs provided that vesting would occur on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2021 annual stockholders meeting, subject to the grantee remaining on the Board until then. The 2021 annual stockholders meeting took place on June 16, 2021 which triggered the vesting of the RSUs. The RSUs had an aggregate grant date fair value of $156,200, which was recognized over the vesting period. Pursuant to the terms of the grants, vested RSUs are not issued until (a) termination of the director’s service to the Company; or (b) upon a change-of-control transaction (as specified).

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense

The Company recorded stock-based compensation expense related to stock options and RSUs. During the three months ended September 30, 2021 and 2020, the Company recorded expense of $777,467 ($489,121 of which was included within research and development expenses and $288,346 of which was included within general and administrative expenses on the condensed statement of operations) and $609,930 ($346,294 of which was included within research and development expenses and $263,636 of which was included within general and administrative expenses on the condensed statement of operations), respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded expense of $2,071,735 ($1,138,331 of which was included within research and development expenses and $933,404 was included within general and administrative expenses on the condensed statement of operations) and $1,826,941 ($1,002,150 of which was included within research and development expenses and $824,791 was included within general and administrative expenses on the condensed statement of operations), respectively. As of September 30, 2021, there was $5,787,351 of unrecognized stock-based compensation expense which the Company expects to recognize over a weighted average period of 2.1 years.

Warrants

A summary of warrant activity for the nine months ended September 30, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2021	2,011,313	$2.43
Granted	91,884	4.76
Exercised	(877,014)	2.40
Outstanding September 30, 2021	1,226,183	$2.69	4.0	$2,714,617

Exercisable September 30, 2021	1,226,183	$2.69	4.0	$2,714,617

The following table presents information related to Warrants as of September 30, 2021:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.4696	917,919	3.5	917,919
$2.7240	216,380	3.5	216,380
$4.7600	91,884	9.6	91,884
	1,226,183	4.0	1,226,183

See Note 6 – Notes Payable – for details on the warrant issued in connection with the SVB loan.

During the three months ended September 30, 2020, warrants for the purchase of 1,080,497 shares of the Company’s common stock, with exercise prices of either $2.058 or $2.4696 per share, were exercised for aggregate proceeds of approximately $2.3 million, while no warrants were exercised during the three months ended September 30, 2021. During the nine months ended September 30, 2021 and 2020, warrants for the purchase of 877,014 and 1,248,161 shares of the Company’s common stock, respectively, with exercise prices of either $2.058 or $2.4696 per share, were exercised for aggregate proceeds of approximately $2.1 million and $2.6 million, respectively.

At-The-Market Offering

On May 14, 2021, the Company entered into a Sales Agreement (the “Agreement”) with SVB Leerink LLC (“SVB Leerink”) under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock (the “Common Stock”), having an aggregate offering price of up to $30 million through SVB Leerink as its sales agent. Subject to the terms and conditions of

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

the Agreement, SVB Leerink may sell the Common Stock by any method permitted by law deemed to be an “at-the-market offering”. SVB Leerink will use commercially reasonable efforts to sell the Common Stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay SVB Leerink a commission equal to three percent (3.0%) of the gross sales proceeds of any Common Stock sold through SVB Leerink under the Agreement.

The Company is not obligated to make any sales of Common Stock under the Agreement. through September 30, 2021, the Company had not sold any shares of common stock under the Agreement. See Note 11 - Subsequent Events - At-The-Market Offering for additional details.

Note 10 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2021 and 2020, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended September 30, 2021 and 2020, the Company recorded expense of $34,076 and $25,535 associated with its matching contributions, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded expense of $144,917 and $106,021 associated with its matching contributions, respectively.

Note 11 – Subsequent Events

At-The-Market Offering

Pursuant to the At-The-Market Offering (see Note 9 – Stockholders’ Equity – At-The-Market Offering) the Company commenced sales of its common stock on October 6, 2021. As of the filing date, the Company has received approximately $12.8 million in gross proceeds and $12.4 million in net proceeds from the sale of 2,435,604 shares of its common stock.

MydCombi FDA Application

On October 25, 2021, the Company announced the reclassification of the Company’s proprietary, first-in-class combination microdose formulation of tropicamide and phenylephrine for in-office pupil dilation, MydCombi, as a drug-device combination product by the FDA in a CRL received on October 22, 2021, following a change in the agency’s legal interpretation of its authorities imposed by a recent court ruling. The Company is preparing the necessary documents for expedited resubmission of the new drug application for MydCombi in response to the CRL. See Note 1 – Business Organization, Nature of Operations and Basis of Presentation and Note 6 – Notes Payable – Silicon Valley Bank Loan.

Employee Stock Options

On October 27, 2021, the Company granted ten-year stock options to employees, pursuant to its Amended and Restated 2018 Omnibus Stock Incentive Plan, to purchase an aggregate of 35,000 shares of the Company’s common stock at an exercise price of $4.06 per share. The options expire on the tenth anniversary of the grant date and they vest with respect to one-third of the shares underlying the awards on the first anniversary of the grant date and, with respect to the remaining two-thirds of the shares underlying the awards, in equal monthly installments over the subsequent two years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2021.

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

Overview

We are a clinical stage ophthalmic biopharmaceutical company developing a pipeline of advanced therapeutics based on our proprietary microdose array print (MAP™) therapeutics. We aim to achieve clinical microdosing of next-generation formulations of well-established ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®  which has the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated the ability to horizontally deliver ophthalmic medication with a success rate significantly higher than that of   traditional eye drops (~ 90% vs. ~ 50%). Our technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for mydriasis and IOP lowering through three Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no comparable drug therapies approved by the U.S. Food and Drug Administration, (the “FDA”). Our microdose therapeutics follow the FDA-designated pharmaceutical registration and regulatory process. Consistent with the recent FDA reclassification of MydCombi, we believe that most of our product candidates are, or will be, classified by the FDA as drug-led combination products.

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

MicroPine is our investigational first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at risk for high myopia. In February 2019, the FDA accepted our investigational new drug application, or IND, to initiate a Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, we experienced delays in trial enrollment and initiation as a result of reduced clinical trial activities and operations at investigator sites. However, we have since been able to resume enrollment in the CHAPERONE study.

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

MicroLine is our investigational pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus at near and impairs near visual acuity. There currently are no known FDA-approved drugs for the improvement of near vision in patients with presbyopia, although other companies have related therapies in their pipeline. We have two planned Phase III VISION trials for MicroLine, and initiated the first of these trials in December 2020. On May 25, 2021, we announced positive topline data from the Phase III VISION-1 study evaluating MicroLine for the temporary improvement of near vision in adults with presbyopia. The study achieved its primary endpoint and preparations are underway for a second Phase III registration study, VISION-2, targeted to be initiated  by the end of this year. VISION-2 will be a double-masked, placebo-controlled, cross-over superiority trial designed to enroll 120 patients randomized between 2% pilocarpine and placebo cohorts. Topline data from VISION-2 is anticipated in mid-2022. These studies will serve as the basis for a planned New Drug Application (NDA) submission to FDA. VISION-1 results will be presented at a future ophthalmic-focused medical meeting.

On August 10, 2020, we entered into a License Agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”), pursuant to which Arctic Vision may develop and commercialize MicroPine and MicroLine in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, we received an upfront payment of $4.0 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $43.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Milestone revenue includes $2.0 million related to the MicroStat product resulting from Amendment 1 to the Arctic Vision License Agreement between the Company and Arctic Vision which was executed on September 14, 2021. Arctic Vision also will purchase its supply of MicroPine, MicroLine and MicroStat from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay a mid-double digit percentage of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Exclusive License Agreement with Senju dated March 8, 2015, as amended by the License Amendment dated April 8, 2020, and a Letter Agreement dated August 10, 2020 (the “Senju License Agreement”).

The Senju License Agreement was amended further by the License Amendment 2, effective September 14, 2021 (the “Amendment 2”). The Amendment 2 excludes Greater China and South Korea from the territory in which Senju was granted an exclusive royalty-bearing license from the Company. In consideration for this exclusion, and upon and after the execution of Amendment 1 with Arctic Vision, the Company must make payments to Senju based on non-royalty license revenue and sales revenue, including a one-time upfront payment of $250,000 which represented an inducement to Senju to approve Amendment 1 of the Arctic Vision License Agreement related to the MicroStat Product. This upfront payment to Senju was in addition to and separate from the previously established 40% payment on milestone revenue.

MydCombi™ (or MicroStat) is our fixed combination formulation of phenylephrine-tropicamide for mydriasis, designed to be a novel approach for the estimated over one hundred million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for MydCombi and announced positive results from these studies, known as MIST-1 and MIST-2. In March 2021, the FDA accepted our NDA, for MydCombi  for use to achieve mydriasis in routine diagnostic procedures and in conditions where short-term pupil dilation is desired. On October 25, 2021, the Company announced the reclassification of the Company’s proprietary, first-in-class combination microdose formulation of tropicamide and phenylephrine for in-office pupil dilation, MydCombi, as a drug-device combination product by the FDA in a Complete Response Letter (“CRL”) received on October 22, 2021, following a change in the agency’s legal interpretation of its authorities imposed by a recent court ruling. The Company is preparing the necessary documents for expedited resubmission of the new drug application for MydCombi in response to the CRL.

We have not received U.S. marketing approval for any product candidate and we have therefore not generated any revenues from product sales.

Historically, we have financed our operations principally through equity offerings, including our initial public offering, numerous public offerings in 2018, 2019 and August 2020, and our private placement that closed in March 2020. We have also generated cash through licensing arrangements and our credit facility with Silicon Valley Bank (“SVB”). However, based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for a period of at least the next twelve months. Our ability to continue as a going concern depends on our ability to raise additional capital, through the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Our net losses were $5.6 million and $15.8 million for the three and nine months ended September 30, 2021. As of September 30, 2021, we had working capital and an accumulated deficit of $2.7 million and $93.2 million, respectively.

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

Results of Operations

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2021 totaled $3.5 million, an increase of $0.1 million, or 3%, as compared to $3.4 million recorded for the three months ended, September 30, 2020. Research and development expenses consisted of the following:

	For the Three Months Ended
	September 30,
	2021	2020
Direct clinical and non-clinical expenses	$818,015	$1,745,880
Personnel-related expenses	1,386,602	890,771
Non-cash stock-based compensation expenses	489,121	346,294
Supplies and materials	496,738	325,517
Facilities and other expenses	279,712	55,297
Total research and development expenses	$3,470,188	$3,363,759

The decrease in direct clinical and non-clinical expenses was primarily due to the Vision I Study having concluded in early 2021 and significantly higher cost reimbursements from Bausch Health and Arctic Vision. The cost reimbursements are booked as contra expense. The increase in personnel-related expenses was primarily due to new hiring in preparation for commercialization. The increase in non-cash stock-based compensation was due to new option grants. The increase in supplies and materials resulted from an increase in spending on device inventory. The increase in facilities and other expenses was primarily due to rent and utilities related to the Redwood City facility. The main factor in these increases was the preparation for commercialization.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 totaled $2.4 million, an increase of $0.7 million, or 41%, as compared to $1.7 million recorded for the three months ended September 30, 2020. This increase was primarily attributable to a $0.3 million increase in salaries and benefits resulting from new hiring in preparation for commercialization, a $0.3 million increase in sales and marketing, primarily related to the MydCombi promotional campaign, a $0.1 million increase in insurance expense related to Directors & Officer insurance and a $0.1 million increase in other G&A expense, primarily due to increased travel resulting from the lifting of COVID-19 restrictions. This was slightly offset by a decrease of $0.1 million in professional services, primarily due to legal fees incurred for the Bausch Health and Arctic Vision licensing deals in 2020.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment was recorded as $4.0 million of deferred license fee and $1.6 million of deferred cost of revenue. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision in March 2021 and the trial data for the other product (MicroLine) was fully submitted to Arctic Vision in June 2021. As a result, the Company recognized the $4.0 million of deferred license fees and recognized $1.6 million of deferred license costs related to the Senju payment during the nine months ended September 30, 2021. There was no revenue for the nine months ended September 30, 2020.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2021 totaled $11.3 million, an increase of $1.4 million, or 14%, as compared to $9.9 million recorded for the nine months ended September 30, 2020. Research and development expenses consisted of the following:

	For the Nine Months Ended
	September 30,
	2021	2020
Direct clinical and non-clinical expenses	$4,696,396	$5,076,662
Personnel-related expenses	3,886,683	2,533,439
Non-cash stock-based compensation expenses	1,138,331	1,002,150
Supplies and materials	936,566	1,108,021
Facilities and other expenses	676,320	193,024
Total research and development expenses	$11,334,296	$9,913,296

The decrease in direct clinical and non-clinical expenses was primarily due to significantly higher cost reimbursements from Bausch Health and Arctic Vision which are booked as contra expense. The increase in personnel-related expenses was primarily due to new hiring in preparation of commercialization. The increase in non-cash stock-based compensation was due to new option grants. The decrease in supplies and materials resulted from higher costs incurred for the clinical cartridge supply in 2020. The increase in facilities and other expenses was primarily due to rent and utilities related to the Redwood City facility and increased travel due to the lifting of COVID-19 restrictions.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 totaled $7.1 million, an increase of $1.4 million, or 25%, as compared to $5.7 million recorded for the nine months ended September 30, 2020. This increase was primarily attributable to a $0.8 million increase in salaries and benefits resulting from new hiring in preparation of commercialization, a $0.7 million increase in sales and marketing, primarily related to the MydCombi promotional campaign, a $0.2 million increase in insurance expense related to Directors & Officer insurance and a $0.1 million increase in other G&A expense, primarily due to increased travel resulting from the lifting of COVID-19 restrictions and higher director fees attributable to a new Board member. This was offset by a decrease of $0.4 million in professional services, primarily due to legal fees incurred for the Bausch Health and Arctic Vision licensing deals in 2020.

Liquidity and Capital Resources

Since inception, we have experienced negative cash flows from operations. As of September 30, 2021, our accumulated deficit since inception was $93.2 million.

As of September 30, 2021, we had a cash and cash equivalents balance of $21.4 million (of which $13.5 million is unrestricted), working capital of $2.7 million and stockholders’ equity of $4.2 million. As of September 30, 2021 and December 31, 2020, we had $7.3 million and $0.5 million, respectively, of debt outstanding.

These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to generate sufficient recurring revenue or our ability to raise additional capital through the sale of equity or debt securities to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to generate sufficient recurring revenue or secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash. During the nine months ended September 30, 2021 and 2020, our sources and uses of cash were as follows:

On May 7, 2021, the Company entered into a Loan and Security Agreement (the “Loan”) with SVB for an aggregate principal amount of up to $25.0 million. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The Loan is secured by all of the Company’s tangible assets. The Loan matures on May 1, 2025. The Loan requires monthly interest-only payments until June 1, 2022. The initial tranche of the Loan, in the amount of $7.5 million was received by the Company on May 7, 2021. In connection with the Loan, the Company issued to SVB warrants to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. At the Company’s option, the Company has the ability to draw down the remaining $17.5 million in gross proceeds in two tranches over the next two years based upon the achievement of several milestones in accordance with the terms of the Loan.

On September 29, 2021, the Company and SVB executed the First Amendment to the Loan and Security Agreement (the “Amendment”). In accordance with the Amendment, the Company must maintain a collateralized money market account in the amount of $7,875,000. This account must be maintained until the Release Event occurs (defined as when the Company has received approval by the FDA of the MydCombi product and achieved the minimum equity raise under the terms of the amended agreement, on or prior to November 30, 2021). Given the FDA’s recent reclassification of MydCombi as a drug-device combination and the need to resubmit a new drug application in early 2022, the restricted cash will become callable on November 30, 2021, at SVB’s election, to satisfy the Loan obligations. Therefore, the Loan has been fully classified as a current note payable.

Net cash used in operating activities for the nine months ended September 30, 2021 was $15.0 million, which includes cash used to fund a net loss of $15.8 million, reduced by $1.8 million of non-cash expenses, plus $1.0 million of cash generated from changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2020 was $11.9 million, which includes cash used to fund a net loss of $15.6 million, reduced by $1.9 million of non-cash expenses and $1.8 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the nine months ended September 30, 2021 was $1.2 million, which was related to purchases of property and equipment. Cash used in investing activities for the nine months ended September 30, 2020 was $0.2 million, which was related to purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $9.2 million, which was primarily attributable to $7.5 million of proceeds from the Loan and $2.3 million from the exercise of warrants and stock options. This was slightly offset by the repayment of notes payable and loan issuance costs of $0.6 million. Net cash provided by financing activities for the nine months ended September 30, 2020 totaled $20.8 million, which was primarily attributable to aggregate net proceeds from the sale of our common stock and warrants in our public and private offerings of $18.0 million, $2.6 million of proceeds from the exercise of stock warrants, and $0.5 million in proceeds from a loan in connection with the Paycheck Protection Program under the CARES Act. This was slightly offset by the repayment of notes payable of $0.4 million and payment of offering issuance costs of $0.3 million.

On October 6, 2021, the Company commenced sales of its common stock pursuant to the at-the-market offering. As of the filing date, the Company has received approximately $12.8 million in gross proceeds and $12.4 million in net proceeds from the sale of 2,435,604 shares of its common stock.

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

Recently Adopted and Issued Accounting Pronouncements

For a description of recently adopted and issued accounting pronouncements, including adoption dates and estimated effects, if any, on our condensed financial statements, see Note 2 – Summary of Significant Accounting Policies in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for this reporting period and are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of September 30, 2021 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the third quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

We are a smaller reporting company, as defined in Rule 12b-2 under the Exchange Act, for this reporting period and are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1+	Amendment 1 to the License Agreement between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated September 14, 2021	—	—	—	Filed herewith
10.2+	Amendment 2 to the Exclusive License Agreement between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., effective as of May 2021	—	—	—	Filed herewith
10.3+	First Amendment to Loan and Security Agreement between Eyenovia, Inc. and Silicon Valley Bank, dated September 29, 2021	—	—	—	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101

Inline Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and 2020; (iii) Condensed Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020; Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020; and (iv) Notes to Condensed Financial Statements

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

+ Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

November 12, 2021	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial and Accounting Officer)