Form 10-K
period 2021-12-31
EYENOVIA, INC.
filed 2022-03-30
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2021 (based on the closing price of $4.96 on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $112,773,303. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 31,698,424 as of March 30, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2022 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2022 are incorporated by reference into Part III hereof.

Eyenovia, Inc.

Form 10-K

For Year Ended December 31, 2021

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

●	We might not be able to continue as a going concern, which would likely cause our stockholders to lose most or all of their investment.
●	We will need to raise additional capital in order to continue developing our product candidates and to potentially manufacture and commercialize them.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.
●	We have incurred operating losses since our inception. We expect to continue to incur losses for the foreseeable future and might never achieve or maintain profitability.

RISKS RELATED TO DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

●	We are dependent on the success of our Mydcombi, MicroPine, and MicroLine product candidates and our ability to develop, obtain marketing approval for and successfully commercialize these product candidates. If we are unable to develop, obtain marketing approval for or successfully commercialize our product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed
●	We or our licensees may experience delays or difficulties in the enrollment and/or retention of patients in our clinical trials.
●	Delays in the commencement or completion of clinical testing of product candidates we are developing or may develop in the future may occur and could result in significantly increased costs and longer timelines and could impact our ability to ever become profitable.
●	We might not be able to develop marketable products utilizing our technology and we might not be able to identify and successfully implement an alternative product development strategy.
●	The marketing approval process for our product candidates is expensive, time-consuming and uncertain and may prevent us or our licensees from obtaining approvals for the commercialization.
●	Our product candidates may cause undesirable side effects.
●	The market opportunities for our product candidates may be smaller than we believe they are.
●	The commercial success of our product candidates will depend in large part on the degree of market acceptance.
●	Our licensing partners may fail to use commercially reasonable efforts to commercialize our products.
●	We face competition in an environment of rapid technological change and our competitors may achieve regulatory approval before us or develop therapies that are more effective than ours.
●	We might fail to establish and maintain effective manufacturing and distribution processes.
●	We are exposed to the risk of claims seeking monetary damages by individuals and the risk of investigations by regulatory authorities, which could cause us to incur substantial liabilities and limit commercialization.

●	Product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and to limit commercialization of any products that we develop.

RISKS RELATED TO REGULATORY APPROVAL AND LEGAL COMPLIANCE MATTERS

●	We or our licensees might not be able to commercialize our product candidates.
●	Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in such jurisdictions.
●	The term restrictions for our products in the U.S. and other jurisdictions in which we have licensed our products may limit how we manufacture and market our products.
●	We may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products.
●	Recently enacted and future legislation may affect our, or our licensees’, ability to commercialize our products and the prices we obtain for any products that are approved in the U.S. or foreign jurisdictions.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND MANAGING GROWTH

●	We are highly dependent on the services of our senior management team.
●	We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

●	We rely on third parties to conduct, supervise and monitor clinical trials. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
●	We rely on third parties for the manufacture of components of our product candidates, who may have issues providing materials on time due to COVID-related supply chain disruptions.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND POTENTIAL LITIGATION

●	Our success depends on our ability to protect our intellectual property, proprietary technology and trade secrets.
●	Our patents covering our proprietary technology may be subject to challenge, narrowing, circumvention and invalidation by third parties.
●	We cannot be sure that we were the first to make the technologies claimed in our patents or patent applications or that we were the first to file for patent protection.
●	The patent application process is subject to numerous risks and there can be no assurance that we will be successful in obtaining patents for which we have applied.
●	Changes to the patent law in the U.S. or other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.

●	If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.
●	If our trademarks and trade names are not adequately protected, then we might not be able to build name recognition in our marks of interest and our business may be adversely affected.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

●	Our management and members of our Board of Directors have the ability to substantially influence all matters submitted to stockholders for approval.
●	A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly.
●	The price of our common stock may be volatile and fluctuate substantially.
●	Our business is subject to changing regulations regarding corporate governance, disclosure controls, internal control over financial reporting, and other compliance areas that might increase both our costs and the risk of noncompliance.
●	Failure to develop and maintain adequate financial controls could cause us to have material weaknesses.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

Overview

We are a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on our proprietary microdose array print (MAP™) platform technology. We aim to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®. Optejet µ-therapeutics have the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated that its targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). Our technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for presbyopia, mydriasis and IOP lowering through six Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics targeting new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration, or the FDA. Our microdose therapeutics follow the FDA’s regulatory and approval process for combination products. Our products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research, or CDER, is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to FDA CDER for premarket review and approval under new drug applications, or NDAs.

Our pipeline is currently focused on the late-stage development of novel first-in-class therapeutic indications for an estimated over 25 million potential pediatric patients with progressive myopia in the United States and estimated over 100 million potential patients with age-related near vision impairment, or presbyopia – indications for which there is tremendous unmet need and, to our knowledge, there exists only one known FDA-approved therapy, developed by Allergan. We are also developing the first microdose fixed combination ophthalmic pharmaceutical for mydriasis to address the estimated over 100 million annual comprehensive eye exams with pupil dilation.

MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at risk for high myopia. In February 2019, the FDA accepted our investigational new drug application, or IND, to initiate a Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, there have been delays in trial enrollment as a result of supply chain issues with our third party suppliers

On October 9, 2020, we entered into a License Agreement (the “Bausch License Agreement”) with a subsidiary of Bausch Health Companies Inc. (“Bausch Health”) pursuant to which Bausch Health may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch Health also will pay us royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch Health assumed sponsorship of the IND as well as oversight and the costs related to the ongoing CHAPERONE study.

MicroLine (or Apersure™) is our pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. Allergan recently received FDA approval for and launch Vuity™, a pilocarpine solution for the treatment of presbyopia. We are currently enrolling our second Phase III study, VISION-2, using the same molecule but with the advantages of our Optejet delivery system. We anticipate top-line results from VISION-2 in mid-2022.

Mydcombi™ (or MicroStat) is our fixed combination formulation of tropicamide-phenylephrine for mydriasis, designed to be a novel approach for the estimated over 100 million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for Mydcombi and announced positive results from these studies, known as MIST-1 and MIST-2, and have submitted an NDA to the FDA seeking approval to market the product in the U.S. In October 2021, we received a Complete Response Letter (CRL) in response to our NDA, which in part, informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device, but were previously classified by the FDA as drugs, must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. We are in the process of providing additional non-clinical device information and expect to file our NDA resubmission in the third quarter of 2022.

On August 10, 2020, we entered into a License Agreement (the “Arctic Vision License Agreement”), which was amended on September 14, 2021, with Arctic Vision (Hong Kong) Limited (“Arctic Vision”), pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $43.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Exclusive License Agreement with Senju dated March 8, 2015, as amended by the License Amendment 2, executed on September 14, 2021. See Note 2— Summary of Significant Accounting Policies—Arctic Vision License Agreement and Note 10—Related Party Transactions—Senju License Agreement to our audited financial statements included in this Annual Report on Form 10-K for further details.

The following summarizes our product pipeline and anticipated milestones:

Product Candidate	Indication	Next Expected Milestones
MicroLine	Improvement in Near Vision (Presbyopia)	Phase 3 VISION-2 Topline Results expected 2Q 2022
MicroPine	Pediatric Myopia Progression (Near-Sightedness)	Phase 3 CHAPERONE Full Enrollment expected 4Q 2022
Mydcombi	Pharmaceutical Mydriasis (Pupil Dilation)	Expected Refiling of NDA 3Q 2022

Our Strategy

Our goal is to become a leading developer and provider of advanced ophthalmic therapies based upon our MAP platform technology and digital health platform for interactive patient care. These unique products would be commercialized by us and/or our partners globally. The key elements of our strategy to achieve this goal are:

Establish a portfolio of first-in-class piezo-print micro-therapeutic products for multiple eye treatments through the 505(b)(2) pathway with the FDA. We are focused on integrating our next-generation technology with therapeutic compounds already well established in the topical treatment of ophthalmic indications. We believe that the 505(b)(2) registration pathway, which reduces development risk compared to new molecular entity programs by working with known compounds with well-established safety and efficacy profiles, will be available for our development pipeline. We believe our pipeline of patented micro-therapeutic product candidates is highly differentiated by our improved tolerability and enhanced compliance profile and that our late-stage development programs could lead to additional NDA submissions in novel indications where the products can have unique dosing and therapeutic profiles. We believe that this could lead to favorable pricing and a reduced risk of generic competition.

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

Develop therapeutic solutions for ophthalmic conditions with high unmet needs and no approved therapy. We plan to target chronic ophthalmic conditions with a high unmet medical need. By leveraging our piezo-print microdosing technology, we aim to reach conditions where there are no approved drug therapies. For example, our MicroPine program involves a proprietary formulation of low-dose atropine intended to slow myopia progression in the pediatric population. There are currently no commercially-available medical therapies in the United States to treat this indication.

Limitations of Conventional Eye Therapies

Our microdosing platform technology aims to address the following issues associated with conventional eye drop-based therapies:

Dosing and ease of administration

Multiple third-party studies have confirmed challenges with administering conventional eye drops, which include overdosing, poor compliance, imprecise dosing, variability in drop size, and difficulty with self-administration. One study in patients who were experienced in using eye drops and undergoing treatment for glaucoma for at least six months documented that nine out of 10 patients were unable to administer treatment correctly at the end of the six-month study. Patients on average administered almost twice the necessary number of drops with a mean number of drops instilled at 1.8 (+/1 1.2) and one patient administered up to eight drops at one time. In addition, approximately 75% of patients risked bottle contamination or potential ocular trauma by having the eye drop container touch their eyes. Another larger study in 139 patients demonstrated that the proportion of patients who were able to correctly administer their eye drops was only 22%–30%. Similarly, other studies have demonstrated that the vast majority of patients either overdose or do not administer the required therapy to the eye correctly, which may lead to additional side effects or lack of efficacy.

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

Mydcombi contains tropicamide and phenylephrine. However, as demonstrated in our two Phase III studies for this product candidate, patients administering Mydcombi reported few ocular adverse events and no systemic adverse events when they administered our microdosed product candidate. Compared with historical data for traditional eye drops, Mydcombi appeared to be much better tolerated, with low systemic absorption of phenylephrine alone.

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

Our Solution: The Optejet

The Optejet dispenser delivers doses of approximately 8 µL, directly coating the corneal surface where 80% of intraocular drug penetration occurs. We believe that microdosing may reduce drug and toxic preservative exposure by more than 75%, thus reducing ocular irritation, and resulting in potentially gentler treatments without compromising the desired clinical effect.

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

The FDA has determined that our products will be treated as combination drug/device products, with CDER as the lead reviewing center. As such, we do not anticipate needing separate FDA approval for the Optejet dispenser alone.

Microdose administration of topical ophthalmic drugs with the Optejet has been tested in preclinical models and clinical trials and shown to provide many advantages over administrations of eye drops. Key advantages of the Optejet include:

Dose reduction: Our microdose delivery technology is designed to achieve precise volumetric control at the microliter level to deliver approximately 8 µL, which is the physiologic capacity of the tear film. This compares favorably to the volume of an eye drop (30–50 µL), which can result in overdosing, ocular toxicity and systemic leaching into the plasma.

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

Smart electronics: A key feature of the Optejet is the embedded electronic, Bluetooth enabled “e-health” system, which we believe is the first intelligent electronic delivery system for ophthalmic therapies. Our electronic functions are designed to enable patients and physicians to track when doses are administered. We believe this technology will improve compliance and chronic disease management by empowering patients and physicians with access to dynamic, real time monitoring and compliance data for a more intelligent and personalized therapeutic paradigm. Recent changes in payment codes now provide a way for healthcare providers to bill for this important service.

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

OCULAR ADVERSE EVENTS BY TREATMENT
	PE 10%	EYN
Adverse Event Description	(Eyedrops)	(PE 10% microdose)
Ocular blurriness	1	0
Ocular burning/stinging/irritation	4	1
Ocular dryness	2	0
Subtotal by Treatment Group	7	1

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

Based on the results of these studies further validating microdose delivery of ophthalmic medication, we initiated Phase III programs in mydriasis in late 2018, progressive myopia in 2019, and presbyopia in 2020.

Our Product Candidates

Eyenovia is currently focused on three programs: MicroLine (for presbyopia), MicroPine (for progressive myopia) and Mydcombi (for mydriasis).

MicroLine (also known as Apersure™)

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

Reducing pupil size with pilocarpine has been shown to improve near visual acuity in individuals who have presbyopia. In Benozzi et al, 2012, subjects aged 45‒50 years who bilaterally self-administered both pilocarpine 1% and diclofenac 0.1% eyedrops every six hours during the day for up to five years reported good improvement in near vision without compromising distance vision. Thus, pilocarpine’s miotic effect may be useful in treating the increasingly compromised near vision that parallels the development of presbyopia.

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

For many people, presbyopia is among the first overt signs of aging. There are psychological factors accompanying the use of spectacles and bifocals for the first time, as well as situational inconvenience for either not being able to see well or having to use a vision aiding device. With MicroLine, we plan to introduce a pharmaceutical option for improving near vision that can work as a companion to spectacles, for when patients wish not to use their reading glasses. Our market research indicates the highest interest in the product concept among people aged 40 to 55 years who otherwise have normal vision and household income in the top half of the country, representing a potential market of approximately 18 million people.

Phase III Clinical Development Programs

We are evaluating whether topical ocular microdosing of pilocarpine using the Optejet dispenser in presbyopic individuals can effectively improve near vision without compromising distance vision and without causing the undesirable side effects of traditionally administered pilocarpine. Our initial Phase III Study, VISION-1, showed that pilocarpine 2% provided a statistically superior improvement in functional near vision and an acceptable safety profile in presbyopic subjects with baseline distance-corrected near visual acuity better than 20/80. Our second Phase III study, VISION-2 is currently enrolling with expected top-line results in mid-2022. The VISION-2 study will evaluate the safety, tolerability, and efficacy of Optejet-administered microdosing of pilocarpine 2% as an ophthalmic spray versus placebo.

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

Phase III Clinical Development Program

The FDA accepted Eyenovia’s IND to initiate our single Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. Eyenovia enrolled its first patient in the CHAPERONE study in June 2019. The trial is a U.S.-based, multi-center, randomized, double-masked study enrolling more than 400 children and adolescents. Participants will be equally randomized to receive nightly treatment with either of two MicroPine treatment concentrations or a placebo control arm. The primary assessment of efficacy is based on reduction in myopia progression after 3 years of medication use. The IND and responsibility for the CHAPERONE study have been transferred to Bausch, who is responsible for the FDA filing strategy.

Mydcombi

Mydcombi is a unique fixed combination micro-formulation product candidate for mydriasis (eye dilation) intended to facilitate the over 100 million estimated office-based comprehensive and diabetic eye exams and four million ophthalmic surgical dilations performed every year in the United States. Our fixed combination product candidate has been developed to facilitate efficient pupil dilation with the potential to reduce unintended effects of conventionally administered mydriatic agents. We believe the market for Mydcombi exceeds $250 million in the United States alone.

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

Pupil Diameter by Treatment at Baseline and 35 Minutes

(PP Population)

Mean ± Standard Deviation

Tx A = phenylephrine 2.5%-tropicamide 1%; Tx B = tropicamide 1%; Tx C = phenylephrine 2.5%.

As shown below, at 35 minutes post-drug administration, Mydcombi achieved a clinically meaningful pupil diameter ≥ 6.0 mm in 95.2% of right eyes and 93.5% of left eyes compared to a lower proportion for tropicamide 1% (79.0% and 77.4% of right and left eyes, respectively) and for phenylephrine 2.5% (1.6% for both right and left eyes). Mydcombi also achieved a pupil diameter ≥ 7.0 mm in 67.7% of right and left eyes compared to a lower proportion for tropicamide 1% (43.5% and 41.9% or right and left eyes, respectively) and for phenylephrine 2.5% (0% for right and left eyes).

Proportion of Eyes Achieving Pupil Diameter ≥ 6.0 mm and ≥ 7.0 mm at 35 Minutes

(PP Population)

35 Min Post Dose	Mydcombi		Tropicamide 1%		Phenylephrine 2.5%
Combined Visits	OD	OS	OD	OS	OD	OS
(1, 2, 3)	(N=62)	(N=62)	(N=62)	(N=62)	(N=62)	(N=62)
Pupil diameter ≥ 6.0 mm	59 (95.2)%	58 (93.5)%	49 (79.0)%	48 (77.4)%	1 (1.6)%	1 (1.6)%
Pupil diameter < 6.0 mm	3 (4.8)%	4 (6.5)%	13 (21.0)%	14 (22.6)%	61 (98.4)%	61 (98.4)%
Pupil diameter ≥ 7.0 mm	42 (67.7)%	42 (67.7)%	27 (43.5)%	26 (41.9)%	0	0
Pupil diameter < 7.0 mm	20 (32.3)%	20 (32.3)%	35 (56.5)%	36 (58.1)%	62 (100.0)%	62 (100.0)%

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

With the primary objectives of our Phase III clinical program met, in December 2020, we submitted an NDA to the FDA for marketing approval in the United States. In October 2021, we received a CRL in response to our NDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device but were previously classified by the FDA as drugs must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. As a result, we are in the process of providing additional non-clinical device information and expect to file our NDA resubmission for Mydcombi in the third quarter of 2022.

We conducted a Phase IV study (SPEED) during May - June 2021 to further understand the performance of an ophthalmologic fixed combination tropicamide-phenylephrine product (T-P OFTENO SOLUCIÓN) delivered by the Optejet dispenser. The objective of the study was to evaluate the onset speed of dilation and compare effectiveness of one microdose spray (approximately 8 µl) with the Optejet® vs. two sprays. Sixty patients (120 eyes) were randomized with a mean age of 40.3 ± 14.2 years, 62% were female, and 98% were Hispanic or Latino. At 15 minutes post-administration, a clinically meaningful pupil diameter (≥ 6.0 mm) was achieved in more than two thirds of patients with both one and two sprays. No statistical difference in pupil dilation was found between one and two sprays administered at each observed timepoint. No serious adverse events were reported in the study. The SPEED study validates that there is no clinical difference in using one or two sprays, clinically relevant pupil diameters can be quickly achieved post-spray, and it offers users a well-tolerated and efficient way to administer topical ophthalmic medications. The results of the SPEED study will be presented at the 2022 annual meeting of the American Society of Cataract and Refractive Surgery.

Our Technology

The Optejet dispenser comes in two parts:

●	the base contains the electronic components which enable generation of control signals designed to ensure consistent, accurate columnated arrays of micro-droplets, as well as dose tracking via Bluetooth connectivity; and
●	the disposable cartridge which contains the drug formulation in a primary drug container, targeted dosing system and piezo-driven ejector nozzle, and may contain up to 90 binocular doses.

For administration of our product candidates, the office or patient receives both the base and the disposable cartridge. For refills, the office or patient receives only the disposable cartridge. Doses are delivered by attaching the cartridge to the base, pressing an activation button which loads a single drug dose, then, holding it between one and two inches from the eye while looking directly into an illuminated circle, pressing a second button to emit the micro-droplet delivered medication. The micro-droplets are emitted in a quickly repeating array, that in aggregate form a directed mist. Solution is dispensed to the ocular surface in less than 100 milliseconds between the time the first droplet hits the corneal surface to the completion of dose delivery, which is faster than the average involuntary blink response time. The patient feels a mild, wet sensation on the eye. Several acute clinical trials have been performed to date that demonstrate the Optejet’s usability. As a precise and quick-delivered microdose, it does not drip down the face or drain down the naso-lacrimal duct, thereby minimizing delivery of extra product or preservatives to the eye. The rechargeable base has intelligent power management and precision designed circuitry that maximizes battery life allowing for infrequent recharging, while providing consistent dose delivery over the life of each cartridge.

Our system is based on piezo-driven printer technology, which is also used for high-precision ink jet printing. In ink jet printing, piezo technology enables ink to be sprayed with precision to form letters and numbers on paper. Our patented system takes aspects of piezo-driven printer technology, and applies it to the delivery of therapeutics to the eye.

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

Mydcombi is our first expected commercial product. Mydcombi is a cash-pay pharmaceutical supply, administered and purchased by clinics and doctors for in-office use. The cost of the product is folded into the established reimbursement for the comprehensive eye exam and thus lends itself to a single specialty-pharmacy distribution model without the need for formulary negotiations and contracting at the managed care level. As such, we estimate Mydcombi sales and marketing costs will be significantly below that of a conventional prescription-based pharmaceutical product. As a highly differentiated product with meaningful benefits for both providers and patients, we anticipate fast adoption, especially because part of our strategy is to maintain good economics for the practice. Lastly, we believe that we can be successful with a limited in-person sales force as we are not aware of any active competition in this space.

MicroLine is our second expected product for commercialization. Like Mydcombi, MicroLine would also be “cash-pay,” negating the need for infrastructure focused on managed care reimbursement. We currently have licensed MicroLine as well as Mydcombi to Arctic Vision for development and commercialization in Greater China and South Korea. Unless we establish additional partnerships for MicroLine, we plan to expand our sales force from approximately ten to fifty people in the United States and focus on promotion in the optometrist office. We also plan to leverage the experience that these offices have had with Mydcombi to speed acceptance and prescribing of MicroLine to appropriate patients.

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

Manufacturing

For clinical supply, Eyenovia relies on internal manufacturing capabilities along with third-party contract manufacturing organizations (CMOs) to produce the Optejet® cartridges and bases. In order to streamline our manufacturing process and reduce costs, Eyenovia has invested in commissioning a facility located in Redwood City, CA. The facility is dedicated to the fill and finish for Eyenovia’s proprietary primary closure container, which is used in its different therapies, as well as assembly and final packaging of cartridges. Redwood City is expected to come on-line with the production of clinical materials in mid-2022.

Base units are manufactured by Eyenovia at its Reno, NV engineering center.

The drug products used in the Eyenovia devices are produced by domestic third-party manufacturers. We expect to continue to rely upon CMOs for the manufacture of our clinical trial materials and to fulfill initial commercial product demand. Critical vendor relationships are governed by specific agreements or purchase order terms. If any of our existing third party suppliers should become unavailable to us for any reason, we believe that there are a number of potential replacements, although we might experience a delay in our ability to obtain alternatively sourced quantities of materials or services due to their unique and specialized nature. We have also experienced supply chain delays due to the COVID-19 pandemic, which in some cases have resulted in the delay in the manufacturing of our products. We believe that these delays may be resolved in 2022.

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

For Mydcombi, we are not aware of any micro-therapeutics nor of any existing FDA-approved tropicamide-phenylephrine topical fixed combination products even in standard macrodose. There are competitive macrodose drop formulations of individual therapeutics for mydriasis such as tropicamide and phenylephrine marketed by companies such as Akorn, Alcon and others, as well as pharmacies that compound the combination on an individual basis for physicians.

For MicroLine, Allergan recently launched Vuity, a pilocarpine eye drop for the treatment of presbyopia. Along with Allergan, there are other pharmaceutical companies developing therapies for presbyopia, none of which makes use of microdosing technology or deliver medication as a spray.

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

The Company has filed three petitions for inter partes review (“IPR”) directed at patents owned by Sydnexis, Inc. The IPRs are as follows: IPR2022-00384, filed on December 29, 2021, challenging U.S. Patent No. 10,842,787; IPR2022-00414, filed on January 7, 2022, challenging U.S. Patent No. 10,940,145; and IPR2022-00415, filed on January 7, 2022, challenging U.S. Patent No. 10,888,557.

Patents

As of December 31, 2021, we owned thirteen U.S. issued and allowed utility patents or design patents, and multiple pending U.S. patent applications, as well as 84 issued foreign patents, and multiple pending foreign patent applications, and one pending international PCT application.

Patent coverage within the portfolio includes issued and pending patent applications related to the following devices and methods:

●	A piezoelectric device configured to generate an ejected stream of droplets is the subject of one patent family. The device ejects droplets having an average ejected droplet diameter greater than 20 microns and an average initial droplet ejecting velocity between 0.5 m/s and 10 m/s. Furthermore, the stream of droplets is generated with low entrained airflow so that at least 75% of the mass is deposited on the eye. U.S. patents for these devices are expected to expire in 2031.
●	A method of delivering a medicament or solution to an eye with a piezo-ejector device is the subject of another patent family. The method involves delivering an average droplet size of 20 microns to 100 microns in diameter with an average initial droplet ejecting velocity between 1 m/s and 10 m/s to the eye. About 85% to 100% of the ejected mass of droplets is deposited on the eye. U.S. patents for these methods are expected to expire in 2031.
●	A device having a piezo-ejector that generates a directed stream of droplets through specially shaped openings in the piezo-ejector is the subject of still another patent family. The openings provide laminar flow through the openings. Laminar flow is provided by shaping the openings with a gradual slope change so that an external entry radius has a circular shape which reduces airflow while providing laminar flow through the openings. U.S. patents related to these devices are expected to expire in 2033.
●	A piezo-electric ejector device having a microcontroller which auto-tunes the ejector mechanism is the subject of another patent family. The device generates at least one cycle in a range of drive signal frequencies and obtains time-energy product feedback from a decay signal emitted by the actuator. U.S. patents related to these devices are expected to expire in 2033.
●	A method of monitoring the treatment of ophthalmic subjects by capturing images of the eye is the subject of another patent family. Images of the eye are taken which are sufficient to obtain information about the diagnosis or health of the eye. The data is stored and analyzed to monitor treatment. U.S. patents related to this method are expected to expire in 2031.
●	A fluid ejector having a fluid loading plate in parallel arrangement with an ejector mechanism is the subject of patent family patented in Europe. The fluid loading plate forms a capillary separation with the ejector mechanism to generate capillary fluid flow. The fluid loading plate is also attached to the reservoir (at a fluid reservoir interface) and to the ejector mechanism (at an ejector mechanism interface) and may have one or more fluid channels from the fluid reservoir interface to the ejector mechanism interface. The ejector produces a stream of droplets having a droplet diameter greater than 15 microns with the stream having low entrained airflow so that the pressure of the stream will be substantially imperceptible.

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

Trademarks

Our product candidates are marketed under trademarks and service marks that are owned by us. The following words are trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in the United States: APERSURE™, EYENOVIA®, OPTEJET®, EYELATOVA™, EYETANO™, MYDCOMBI™.

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

U.S. Government Regulation

In the United States, the FDA regulates drug, biological, device and combination products under the Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The failure to comply with applicable requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, voluntary product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

FDA Regulation of Prescription Drugs

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND which must take effect before human clinical trials may begin;

●	approval by an institutional review board, or IRB, an independent committee charged with protecting the rights and welfare of human research subjects participating in clinical trials, before each clinical trial site may initiate clinical trial enrollment;
●	performance of adequate and well-controlled human clinical trial(s) in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of an NDA;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of selected clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;
●	payment of user fees, with few exceptions, and securing FDA approval of the NDA; and
●	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Studies

Preclinical studies include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, as well as in vitro and animal studies to assess the toxicity, safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after receiving an IND before the corresponding clinical trial may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects may be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the clinical trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that clinical trial at any time. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with FDA certain regulatory requirements in order to use the study as support for an IND or application for marketing approval. In particular, such studies must be conducted in accordance with GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects, and must meet other clinical trial requirements, such as sufficient patient population size and statistical powering. The FDA must be able to validate the data through an onsite inspection, if deemed necessary by the FDA.

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

Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a clinical trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by the clinical trial sponsor based on evolving business objectives and/or competitive climate.

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and may prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has recently begun enforcing those requirements against non-compliant clinical trial sponsors.

Human Clinical Trials in Support of an NDA

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted in accordance with written study protocols detailing, among other things, study objectives, participant inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each phase of a clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

●	Phase I. The product candidate is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.
●	Phase II. The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
●	Phase III. The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-

term safety follow up. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

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

Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, and purity of the final drug. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

Traditional and Section 505(b)(2) NDAs

NDAs for most new drug products are based on two full, or pivotal, clinical trials that must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a drug product previously approved under an NDA, published literature, or a combination of both. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on studies conducted for a previously-approved product or FDA’s previous findings regarding safety or effectiveness is appropriate, the applicant may eliminate the need to conduct certain pre-clinical studies or clinical trials of the new product. Thus, Section 505(b)(2) often provides an alternate and potentially more expeditious pathway to FDA approval via NDA for new or improved formulations or new uses of previously approved products.

Unlike the abbreviated new drug, or ANDA, pathway used by developers of generic versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) NDA pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, a 505(b)(2) applicant may be seeking approval to market a new dosage form of a previously approved drug or for the treatment of a different patient population, which would require new clinical data to demonstrate safety or effectiveness. The FDA will generally require companies to perform additional studies to support any differences from the previously approved product, called a listed drug. The FDA may then approve the new drug candidate for all or some of the label indications for which the listed drug has been approved, or for any new indication sought by the 505(b)(2) applicant, as applicable. Accordingly, a 505(b)(2) NDA is subject to the same patent certification requirements as an ANDA with respect to the previously-approved drug being referenced, and it may be eligible for the three-year period of marketing exclusivity based on the submission of new clinical data that are essential to the approval of the new 505(b)(2) drug product. For more information, see section below entitled Hatch-Waxman Act and Marketing Exclusivity.

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 exceeds $3.1 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual prescription drug program fee, which for fiscal year 2022 exceeds $360,000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses submitting their first human drug applications for review. Eyenovia is currently eligible for a waiver of the application fees under the small business provisions.

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA has agreed to certain performance goals in the review process of NDAs. For most applications involving new molecular entities, the FDA has 10 months from the date of filing in which to complete its initial review of a standard application and respond to the applicant, and six months from the date of filing for an application with “priority review.” Even if the NDA is filed by the FDA, however, companies cannot be sure that any approval will be granted on a timely basis, if at all. Moreover, the FDA does not always meet its PDUFA goal dates, and the review process for both standard and priority new drug applications may be extended by the FDA for various reasons, including for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

The FDA may refer an application for a novel drug product to an advisory committee. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. For fast track products, sponsors may have more frequent interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

The FDA may grant breakthrough therapy designation to a drug or biologic meeting certain statutory criteria upon a request made by the IND sponsor. A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner. In addition, breakthrough therapies are eligible for accelerated approval of their respective marketing applications.

The FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines at the time that the marketing application is submitted, on a case- by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an new molecular entity NDA from the date of filing.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. Furthermore, fast track designation, breakthrough therapy designation, and priority review do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval but may expedite the development or review process.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination from well-controlled clinical trials that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a drug or biologic when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. The approval process is lengthy and often difficult, and the FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data and information. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase IV clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. The FDA may also require an applicant to develop a REMS as a condition of approval to ensure that the benefits of the product outweigh its risks and to assure its safe use. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events, and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. If the FDA concludes a REMS is needed as a condition of approval, the sponsor must submit a proposed REMS during the application review process; the FDA will not approve the NDA without an approved REMS, if required. The requirement for a REMS can materially affect the potential market and profitability of a product. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements for Prescription Drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products; or
●	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market, and we must comply with the FDA’s advertising and promotion requirements, such as those related to direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet, as well as the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”). Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10 year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

Abbreviated New Drug Applications for Generic Drugs

In 1984, with passage of the Drug Price Competition and Patent Term Restoration Act, informally known as the Hatch-Waxman Act, that established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs based on an innovator or “reference” product, Congress also enacted Section 505(b)(2) of the FDCA, which provides a hybrid pathway combining features of a traditional NDA and a generic drug application. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application, or ANDA, to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing previously conducted for a drug product previously approved under an NDA, known as the reference-listed drug, or RLD.

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

In contrast, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain preclinical or clinical studies, if it can establish that reliance on studies conducted for a previously-approved product is scientifically appropriate.

In addition, under the Hatch-Waxman Amendments, the FDA might not approve an ANDA or 505(b)(2) NDA until any applicable period of non-patent exclusivity for the RLD has expired. These market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA or 505(b)(2) NDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the applicant may submit its application four years following the original product approval.

The FDCA also provides for a period of three years of exclusivity for an ANDA, 505(b)(2) NDA or supplement thereto if one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the applicant are deemed by the FDA to be essential to the approval of the application. This three-year exclusivity period often protects changes to a previously approved drug product, such as a new dosage form, route of administration, combination or indication. The three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Hatch-Waxman Patent Certification and the 30-Month Stay

Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) NDA applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.

Specifically, the applicant must certify with respect to each patent that:

I.	the required patent information has not been filed by the original applicant;
II.	the listed patent has expired;
III.	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
IV.	the listed patent is invalid, unenforceable or will not be infringed by the manufacture, use or sale of the new product.

If a Paragraph I or II certification is filed, the FDA may make approval of the application effective immediately upon completion of its review. If a Paragraph III certification is filed, the approval may be made effective on the patent expiration date specified in the application, although a tentative approval may be issued before that time. If an application contains a Paragraph IV certification, a series of events will be triggered, the outcome of which will determine the effective date of approval of the ANDA or 505(b)(2) application.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification.

If the follow-on applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the follow-on application in question has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA or 505(b)(2) applicant. Alternatively, if the listed patent holder does not file a patent infringement lawsuit within the required 45-day period, the follow-on applicant’s ANDA or 505(b)(2) NDA will not be subject to the 30-month stay.

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act or PREA, amendments to the FDCA, , an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, PREA was made permanent and sponsors are required to submit pediatric study plans to the FDA prior to the assessment data. In particular, a sponsor that is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. The initial PSP must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption in PREA by announcing that it does not intend to grant any additional orphan drug designations for rare pediatric subpopulations of what is otherwise a common disease.

In addition, pediatric exclusivity is another type of non-patent marketing exclusivity in the United States that, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, or listed patents. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a Written Request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months, including orphan drug exclusivity. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application. The FDA’s issuance of a Written Request does not require the sponsor to undertake the described studies.

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

FDA Regulation of Medical Devices

Medical devices are strictly regulated by the FDA in the United States. Under the FDCA a medical device is defined as “an instrument, apparatus, implement, machine, contrivance, implant, -in vitro- reagent, or other similar or related article, including a component, part or accessory which is, among other things: intended for use in the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, in man or other animals; or intended to affect the structure or any function of the body of man or other animals, and which does not achieve its primary intended purposes through chemical action within or on the body of man or other animals and which is not dependent upon being metabolized for the achievement of any of its primary intended purposes.” This definition provides a clear distinction between a medical device and other FDA regulated products such as drugs. If the primary intended use of a medical product is achieved through chemical action or by being metabolized by the body, the product is a drug or biologic. If not, it is generally a medical device.

Unless an exemption applies, a new medical device may not be marketed in the United States unless and until it has been cleared through the premarket notification, or 510(k) process or approved by the FDA pursuant to a premarket approval application, or PMA. The information that must be submitted to the FDA in order to obtain clearance or approval to market a new medical device varies depending on how the medical device is classified by the FDA. Medical devices are classified into one of three classes on the basis of the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness.

Class I devices are those low risk devices for which reasonable assurance of safety and effectiveness can be provided by adherence to the FDA’s general controls for medical devices, which include applicable portions of the FDA’s Quality System

Regulation, or QSR; facility registration and product listing; reporting of adverse medical events and malfunctions; and appropriate, truthful and non-misleading labeling, advertising and promotional materials. Most Class I devices are exempt from premarket regulation; however, some Class I devices require premarket clearance by the FDA through the 510(k) process.

Class II devices are moderate risk devices and are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for most Class II devices is accomplished through the 510(k) process, although some Class II devices are exempt from the 510(k) requirements. To obtain 510(k) clearance, a sponsor must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent to a device that is already legally marketed in the United States and for which a PMA was not required (i.e., a Class II device). The device to which the sponsor’s device is compared for the purpose of determining substantial equivalence is called a “predicate device.” The FDA’s goal is to make a substantial equivalence determination within 90 days of FDA’s receipt of the 510(k) application, but it often takes longer if the FDA requests additional information. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or possibly a pre-market approval. Premarket notifications are subject to user fees, unless a specific exemption applies.

Class III devices are deemed by the FDA to pose the greatest risk to patients, such as those for which reasonable assurance of the device’s safety and effectiveness cannot be assured solely by the general controls and special controls described above, and especially devices that are life-sustaining or life-supporting. All Class III devices must be reviewed and approved by the FDA through the PMA process. A PMA must be supported by extensive data including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the accepted application, although review of the application generally can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, it considers such recommendations when making final decisions on approval. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR. New premarket approval applications or premarket approval application supplements are also required for product modifications that affect the safety and efficacy of the device. PMA (and supplemental PMAs) are subject to significantly higher user fees than are 510(k) premarket notifications.

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they ultimately pose to patients and/or users. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the De Novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of FDASIA, a medical device could only be eligible for De Novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the De Novo classification pathway by permitting manufacturers to request De Novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under the most recent FDA premarket review goals, FDA will attempt to issue a decision on most De Novo classification requests within 150 days of receipt. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De Novo reclassification requests are also subject to user fees, unless a specific exemption applies.

In October 2021, the FDA issued a final rule that would formally codify requirements for the medical device De Novo process and the procedures and criteria for product developers to file a De Novo classification request (86 Fed. Reg. 54,826). Over the twenty years preceding the final rule, the De Novo process has been implemented by the FDA pursuant to statutory authorities and somewhat organically through informal guidance and iterative changes by Congress. Although the final rule does not affect marketed products such as our marketed products, the FDA’s goals in promulgating the final rule are to create a predictable, consistent and transparent De Novo classification process for innovative medical device developers.

Post-Marketing Restrictions and Enforcement

After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

●	submitting and updating establishment registration and device listings with the FDA;
●	compliance with the QSR, which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;
●	unannounced routine or for-cause device facility inspections by the FDA, which may include our suppliers’ facilities; and
●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved (or “off-label”) uses and impose other restrictions relating to promotional activities;
●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and
●	post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
●	Under the FDA medical device reporting, or MDR, regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by the manufacturer. If the FDA disagrees with the manufacturer’s determination, the FDA can take enforcement action.

Additionally, the FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any distributed devices fail to meet established specifications, are otherwise misbranded or adulterated, or if any other material deficiency is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated.

The failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	warning letters, fines, injunctions or civil penalties;
●	recalls, detentions or seizures of products;
●	operating restrictions;
●	delays in the introduction of products into the market;
●	total or partial suspension of production;
●	delay or refusal of the FDA or other regulators to grant 510(k) clearance or PMA approvals of new products;
●	withdrawals of 510(k) clearance or PMA approvals; or
●	in the most serious cases, criminal prosecution.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of subcontractors.

FDA Regulation of Combination Products

A combination product is a product composed of a combination of two or more FDA-regulated product constituent parts or products, e.g., drug-device or biologic-device. Such products often raise regulatory, policy and review management challenges because they integrate constituent parts that are regulated under different types of regulatory requirements and by different FDA Centers, namely, the Center for Drug Evaluation and Research, or CDER, the Center for Devices and Radiological Health, or CDRH, or the Center for

Biologics Evaluation and Research, or CBER. Differences in regulatory pathways for each constituent part can impact the regulatory processes for all aspects of product development and management, including preclinical testing, clinical investigation, marketing applications, manufacturing and quality control, adverse event reporting, promotion and advertising, and post-approval modifications. Specifically, under regulations issued by the FDA, a combination product may be:

●	a product comprised of two or more regulated constituent parts that are physically, chemically, or otherwise combined or mixed and produced as a single entity;
●	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products;
●	a drug or device packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug or device where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or
●	any investigational drug or device packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

The FDA’s Office of Combination Products, or OCP, was established to provide prompt determination of the FDA Center with primary jurisdiction over the review and regulation of a combination product; ensure timely and effective premarket review by overseeing the timeliness of and coordinating reviews involving more than one center; ensure consistent and appropriate post-market regulation; resolve disputes regarding review timeliness; and review/revise agreements, guidance and practices specific to the assignment of combination products.

OCP determines which Center will have primary jurisdiction for the combination product, referred to as the Lead Center, based on the combination product’s “primary mode of action,” or PMOA. A mode of action is the means by which a product achieves an intended therapeutic effect or action. The PMOA is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product. The Lead Center has primary responsibility for the review and regulation of a combination product; however a second Center is often involved in the review process, especially to provide input regarding the “secondary” component(s). In most instances, the Lead Center applies its usual regulatory pathway. For example, a drug-device combination product assigned to CDER will typically be reviewed through an NDA, while a drug-device combination product assigned to CDRH is typically reviewed through a 510(k), PMA, or De Novo classification request.

Often it is difficult for OCP to determine with reasonable certainty the most important therapeutic action of the combination product. In those difficult cases, OCP will consider consistency with other combination products raising similar types of safety and effectiveness questions, or which Center has the most expertise to evaluate the most significant safety and effectiveness questions raised by the combination product. A sponsor may use a voluntary formal process, known as a Request for Designation, when the product classification is unclear or in dispute, to obtain a binding decision as to which Center will regulate the combination product. If the sponsor objects to that decision, the sponsor may request that OCP reconsider its decision.

Combination products are subject to FDA user fees based on the type of application submitted for the product’s premarket approval or clearance. For example, a combination product for which an NDA is submitted is subject to the NDA fee under PDUFA. Likewise, a combination product for which a PMA is submitted is subject to the PMA fee under the Medical Device User Fee and Modernization Act.

Since a combination product incorporates two or more constituent parts that have different regulatory requirements, a combination product manufacturer must comply with all cGMP and QSR requirements that apply to each constituent part. The FDA has issued a combination product cGMP regulation, along with final guidance, describing two approaches a combination product manufacturer may follow to demonstrate compliance. Under these two options, the manufacturer demonstrates compliance with: (1) All cGMP regulations applicable to each separate regulated constituent part included in the combination product; or (2) either the drug cGMP or the QSR, as well as with specified provisions from the other of these two sets of requirements (also called the “streamlined approach”).

FDA has stated that our Mydcombi product candidate is a drug-device combination product with a drug PMOA, and thus will be reviewed through an NDA by CDER as the Lead Center with consulting review on the device component provided by CDRH. The

QSR will apply to all manufacturing of our device components and we may be subject to additional QSR requirements applicable to medical devices, such as management responsibility, design controls, purchasing controls, and corrective and preventive action.

Review and Approval of Drug Products in China and South Korea (Arctic Vision)

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

Procedures Governing Approval of Drug Products in China

The National Medical Products Administration (NMPA) is the main regulatory authority responsible for drug registration, review, and approval in China. NMPA’s Drug Evaluation Center (CDE) is responsible for the review of drug clinical trial applications and drug marketing authorization applications for overseas manufactured drugs. After completing the pre-clinical studies and clinical studies supporting the drug registration, the applicant submits the drug marketing authorization application according to the requirements. After the formal examination of the application materials, acceptance will be given if they meet the requirements. Pharmaceutical, medical, and other technical personnel of the Drug Evaluation Center (CDE) review the accepted drug marketing authorization applications. After a comprehensive review they issue a registration certificate of approval for drugs. The validity period of the drug registration certificate is five years. During the validity period the marketing authorization holder is responsible for the safety, effectiveness, and quality control of the approved drug and applies for drug re-registration six months prior to the expiration of the validity period.

Procedures Governing Approval of Drug Products in Korea

The Ministry of Food and Drug Safety (MFDS) is the main regulatory authority responsible for drug registration, review, and approval in South Korea. Under the MFDS, the Pharmaceutical Safety Bureau, and the National Institute of Food and Drug Safety Evaluation (NIFDS) are responsible for the review, approval, and regulation of pharmaceutical products. Pharmaceuticals that require data submission must submit safety and efficacy data for evaluation before receiving approval. This includes drug products that have new effectiveness, composition, or route of administration. The applicant will prepare the application dossier for drug approval. Submit the application to MFDS Management Division for Drug Approval & Review. The MFDS then conducts an initial assessment of the application, generates a report outlining the application dossier, and submits it to the MFDS Drug & Evaluation Department. The Drug & Evaluation department conducts a review of the results of the initial assessment, technology, safety & efficacy data, product standards, clinical trial data, good manufacturing practice (GMP) data, Drug Master File (DMF) data, impacts on intrinsic (genetic) factors, and extrinsic (factors) etc. If no further documentation or supplementary data is required, the MFDS issues the applicant a Certificate of Approval.

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

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and healthcare providers are unlikely to use our products unless third-party payor coverage is provided and reimbursement by such payor is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other comparable government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product.

In the United States, no uniform policy of coverage and reimbursement for drug products exists among third-party payors. Therefore, coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication. Moreover, for products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable regulatory approvals. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of our products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. Nonetheless, product candidates might not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition. Additionally, a payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a drug product does not assure that other payors will also provide coverage for the drug product. Third-party reimbursement might not be sufficient to maintain price levels high enough to realize an appropriate return on investment in product development.

In addition, prices for drugs may be reduced by mandatory discounts or rebates required by federal healthcare programs or discounts and rebates requested by private payors. Any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States may also impact the pricing of drugs. It is difficult to predict how Medicare coverage and reimbursement policies will be applied to products for which the company receives marketing approval in the future and coverage and reimbursement under different federal healthcare programs is not always consistent. Further, private payors often follow the coverage and reimbursement policies established under Medicare. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our products for which we receive marketing approval.

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

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with healthcare providers, pharmacists, consultants, third-party payors and customers are subject to broadly applicable healthcare laws and regulations that may constrain our business and/or financial arrangements. Applicable federal and state healthcare laws and regulations include without limitation the following:

●	the federal Anti-Kickback Statute, or AKS, which prohibits persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, if one purpose of the remuneration is to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the AKS or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the FCA or federal civil money penalties statute;
●	the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to, or approval by Medicare, Medicaid, or other federal healthcare programs, knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim or an obligation to pay or transmit money to the federal government, or knowingly concealing or knowingly and improperly avoiding or decreasing or concealing an obligation to pay money to the federal government. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. The False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the False Claims Act and to share in any monetary recovery;
●	the anti-inducement law, which prohibits, among other things, the offering or giving of remuneration, which includes, without limitation, any transfer of items or services for free or for less than fair market value (with limited exceptions), to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s selection of a particular supplier of items or services reimbursable by a federal or state governmental program;
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, the physicians (defined broadly to include certain advanced practice health care professionals) and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

In November 2020, HHS finalized significant changes to the regulations implementing the Anti-Kickback Statute, as well as the Physician Self-Referral Law (Stark Law) and the civil monetary penalty rules regarding beneficiary inducements, with the goal of offering the healthcare industry more flexibility and reducing the regulatory burden associated with those fraud and abuse laws, particularly with respect to value-based arrangements among industry participants.

The majority of states also have statutes or regulations similar to the aforementioned federal laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to clinicians and other healthcare providers or marketing expenditures. Some states and local jurisdictions require the registration of pharmaceutical sales representatives. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of their exceptions and safe harbors, it is possible that business activities can be subject to challenge under one or more of such laws. The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.

Changes in the Healthcare Marketplace

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our product candidates profitably, if approved. For example, in December 2016, the 21st Century Cures Act (the “Cures Act”) was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. Legislative proposals continue to be discussed in the U.S. Congress as potentially leading to a future “Cures 2.0” bill that is expected to have bipartisan support. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug product provisions. The next legislative reauthorization must be completed in 2022, which has the potential to make further changes to FDA authorities or policies pertaining to biopharmaceutical products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

In addition, the containment of healthcare costs has become a priority of federal and state governments and the prices of therapeutics have been a focus in this effort. The U.S. government, state legislatures and foreign governments also have shown significant interest in implementing cost-containment programs to limit the growth of government-paid healthcare costs, including price controls, restrictions on reimbursement, and requirements for substitution of generic products for branded prescription drugs, respectively. In recent years, the U.S. Congress has considered reductions in Medicare reimbursement levels for drugs administered by physicians. The Centers for Medicare and Medicaid Services, CMS, the agency that administers the Medicare and Medicaid programs, also has authority to revise reimbursement rates and to implement coverage restrictions for some drugs. Cost reduction initiatives and changes in coverage implemented through legislation or regulation could decrease utilization of and reimbursement for any approved products we may market in the future. While Medicare regulations apply only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from federal legislation or regulation may result in a similar reduction in payments from private payors.

In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, included changes to the coverage and payment for products under government health care programs. The Affordable Care Act included provisions of importance to our potential product candidate that:

●	created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs products, apportioned among these entities according to their market share in certain government healthcare programs;
●	expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 138% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
●	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
●	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;
●	expanded the types of entities eligible for the 340B drug discount program;
●	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
●	created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the Affordable Care Act. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the Affordable Care Act brought by several states without specifically ruling on the constitutionality of the Affordable Care Act. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the Affordable Care Act will impact the Affordable Care Act or our business.

The Biden Administration has indicated that lowering prescription drug prices is a priority. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. It is unclear how other healthcare reform measures of the Biden administration will impact healthcare laws and regulations or our business.

Other legislative changes have been proposed and adopted since passage of the ACA that affect healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. However, due to COVID-19 pandemic relief legislation, the 2% Medicare sequester reductions were suspended from May 1, 2020 through June 30, 2021 (a 1% sequester will apply from April 1, 2022 through June 30, 2022), and the sequester was extended in order to offset the added expense of the 2020 suspension. Further legislative and regulatory changes under the ACA remain possible, although the new administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. President Biden indicated that he intends to use executive orders to undo changes to the ACA made by the former administration and would advocate for legislation to build on the ACA. It is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.

There has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, presidential executive orders and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products and services, implementing reductions in Medicare and other healthcare funding and applying new payment methodologies. In addition to the sweeping reforms contained in the ACA, other legislative changes have been proposed and adopted in the United States that may affect healthcare expenditures. For example, the 2020 Consolidated Appropriations Act (P.L. 116-94) included a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act, or the CREATES Act. The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS program for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on our future commercial products are unknown.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

We expect that federal, state and local governments in the United States, as well as foreign governments, will continue to consider legislation directed at lowering the total cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. It is also possible that additional governmental action is taken in response to the COVID-19 pandemic.

Human Capital Resources

As of March 15, 2022, we had 45 total employees, including 43 full-time and 2 part-time employees. We also engage various consultants and contractors.

We consider our relations with our employees to be good. To successfully commercialize our product candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring a number of additional employees during 2022. We continually evaluate the business need and opportunity and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and manufacturing to contract manufacturers.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Biotechnology and pharmaceutical companies both large and small compete for a limited number qualified applicants to fill specialized positions. To attract qualified applicants, we offer a total rewards package potentially consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We might not be able to continue as a going concern, which would likely cause our stockholders to lose most or all of their investment.

Our audited financial statements for the year ended December 31, 2021 were prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, therefore our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2021, indicating that, without additional sources of funding, our cash at December 31, 2021 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 – Summary of Significant Accounting Policies – Liquidity and Going Concern of our financial statements included within this Annual Report on Form 10-K, however, management cannot assure you that its plans will be successful. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

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

We will require substantial funds to discover, develop, protect and conduct research and development for our product candidates, including preclinical testing for future product candidates and clinical trials of any of our product candidates, and to potentially manufacture and market any such product that may be approved for commercial sale. Even if we are successful in raising additional capital, such funds may prove to be insufficient for these activities. Our financing needs may change substantially because of research and development, manufacturing and commercialization-related costs, competition, clinical trials and costs arising from additional regulatory approvals. We might not succeed in raising needed additional funds. The timing of our need for additional funds will depend on a number of factors, which factors are difficult to predict or may be outside of our control, including:

●	the resources, time and costs required to initiate and complete research and development, to initiate and complete preclinical studies and clinical trials and to obtain regulatory approvals for our product candidates;
●	progress in our research and development programs;

●	the timing, receipt and amount of milestone, royalty and other payments from any current or future collaborators, if any; and
●	costs necessary to protect our intellectual property.

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

We have incurred net losses of approximately $90.2 million since inception, have not generated any product sales revenue and have not achieved profitable operations. Our net losses were approximately $12.8 million and $19.8 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. It could be a year or more, if ever, before we have a commercialized drug. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue the ongoing development of our product candidates;
●	seek marketing approvals for our current and future product candidates that successfully complete clinical trials;
●	continue to develop a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	implement additional operational, financial and management systems; and
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and
●	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future;

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

We are a clinical stage company which commenced active operations in 2014. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our product candidates. We have entered into licensing agreements with Bausch Health, for the development and commercialization of MicroPine in the United States and Canada, Arctic Vision, for the development and commercialization of MicroPine and MicroLine in Greater China and South Korea, and Senju, for the development and commercialization of MicroPine and MicroLine in Asia (other than Greater China and South Korea). We also submitted an NDA for Mydcombi for pharmacologic mydriasis and initiated our Phase III Chaperone studies for presbyopia. However, we have not yet demonstrated our ability to obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We will need to transition from a company with a product development focus to a company capable of supporting commercial and manufacturing activities in the near future. We might not be successful in such a transition. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors during such transition. Consequently, any predictions about our future success or viability might not be as accurate as they could be if we had a longer operating history.

If we are unable to use carryforward tax losses or benefit from favorable tax legislation to reduce our taxes, our business, results of operations and financial condition may be adversely affected.

We have incurred significant net operating losses since our inception in July 2014. As of December 31, 2021, we had federal net operating loss carry-forwards of approximately $60.0 million, of which, approximately $10.8 million will expire at various dates from 2034 to 2037 for federal purposes. If we are unable to use carryforward tax losses to reduce our future taxable basis for corporate tax purposes, our business, results of operations and financial condition may be adversely affected.

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

RISKS RELATED TO DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

We are dependent on the success of our Mydcombi, MicroPine, and MicroLine product candidates and our ability to develop, obtain marketing approval for and successfully commercialize these product candidates. If we are unable to develop, obtain marketing approval for or successfully commercialize our product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of our Mydcombi for mydriasis, MicroPine for pediatric progressive myopia, and MicroLine for presbyopia product candidates. Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize these product candidates.

The success of our product candidates will depend on, among other things, our ability to successfully complete clinical trials of each product candidate. Although we have completed multiple Phase II and III studies for our product candidates, including the MIST-1 and MIST-2 Phase III trials for Mydcombi, and the VISION-1 Phase III trial for MicroLine, the clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing.

In addition to the successful completion of clinical trials, the success of our product candidates will also depend on several other factors, including the following:

●	receipt of marketing approvals from the FDA or other applicable regulatory authorities;
●	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
●	establishment of arrangements with third-party manufacturers to obtain finished drug products that are appropriately packaged for sale;
●	the performance of our future collaborators for one or more of our product candidates, if any;
●	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
●	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
●	protection of our rights in our intellectual property portfolio;
●	launch of commercial sales if and when our product candidates are approved;
●	a continued acceptable safety profile of our product candidates following any marketing approval;
●	commercial acceptance, if and when approved, by patients, the medical community and third-party payors;
●	establishing and maintaining pricing sufficient to realize a meaningful return on our investment; and
●	competition with other products.

If we are unable to develop, obtain marketing approval for or successfully commercialize our Mydcombi, MicroPine, and MicroLine product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

Delays in the commencement or completion of clinical testing of product candidates we are developing or may develop in the future may occur and could result in significantly increased costs and longer timelines and could impact our ability to ever become profitable.

The tests and clinical trials of product candidates we develop may not commence, progress or be completed as expected, and delays could significantly impact our product development costs and timelines, as well as a product candidate’s market potential, if ultimately approved. The timing of initiation, conduct and completion of clinical trials and other testing of our product candidates may vary dramatically due to factors within and outside of our control and is difficult to predict accurately. We may make statements regarding anticipated timing for commencement, completion of enrollment, and/or availability of results from our clinical studies, but those statements are predictions based on a number of significant assumptions and the actual timing of achievement of development milestones may differ materially from our predictions for a variety of reasons.

Commencement of planned clinical studies may be delayed if we do not secure adequate capital. In addition to lack of adequate capital, commencement and/or completion of these studies may be delayed, terminated or suspended as a result of the occurrence of any of a number of other factors, including the need to obtain authorizations from the FDA and the institutional review boards, or IRBs, of prospective clinical study sites, delayed or inadequate supply of our product candidates or other clinical trial material, slower than expected rates of patient recruitment or enrollment, other factors described below, and unforeseen events.

The commencement of clinical trials of our product candidates can be delayed for many reasons, including delays in:

●	obtaining required funding;

●	obtaining guidance or authorizations from the FDA or foreign regulatory authorities;
●	finalizing the trial design as a result of discussions with the FDA, other regulatory authorities or prospective clinical trial investigators or sites;
●	reaching agreement on acceptable terms with prospective CROs and clinical trial sites;
●	obtaining sufficient quantities of our product candidates and other clinical trial material; or
●	obtaining IRB approval to conduct a clinical trial at a prospective site.

In addition, once a clinical trial has begun, it may experience unanticipated delays or be suspended or terminated by us, an IRB, the FDA or other regulatory authorities due to several factors, all of which could impact our, or our licensees’, ability to complete clinical trials in a timely and cost-efficient manner, including:

●	lack of adequate funding;
●	failure to conduct the clinical trial in accordance with regulatory or IRB requirements;
●	slower than expected rates of participant recruitment and enrollment;
●	higher than anticipated participant drop-out rates;
●	failure of clinical trial participants to use the product as directed or to report data as per trial protocols;
●	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	failure to achieve certain efficacy and/or safety standards;
●	participants experiencing severe side effects or other adverse events related to the investigational treatment;
●	delayed or insufficient supply of clinical trial material or inadequate quality of such materials;
●	failure of our CROs or other third-party contractors to meet their contractual obligations to us in a timely manner, or at all; or
●	delays quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.

The COVID-19 pandemic remains an uncertain additional risk to our timelines for commencement and completion of our clinical trials. Our prospective or contracted clinical trial sites may temporarily suspend activities at their sites to help secure the safety of their employees or to adhere to government recommendations or orders related to social distancing and limiting public gatherings, or they may experience resource constraints stemming from the pandemic and become unable to allocate adequate resources to reach agreements necessary to commence our clinical trials at their facilities or, even if agreements are in place, to conduct our clinical trials. For clinical trials that we are able to initiate, we may experience lower than anticipated subject enrollment and completion rates, including because individuals may avoid medical settings due to concerns related to the pandemic or they may become subject to governmental orders or recommendations that impose curfews or that ask individuals to leave their homes only if essential. In addition, increased rates of worker illness and implementation of work-from-home and restricted travel policies due to the COVID-19 pandemic may delay any regulatory authority and/or IRB approvals necessary for our clinical trials and/or prevent our CROs and other third-party contractors who are necessary for the conduct of our clinical trials from meeting their contractual obligations to us in a timely manner, any of which could delay commencement and completion of our clinical trials.

Significant clinical trial delays also could jeopardize our ability to meet obligations under agreements under which we license our rights to our product candidates, allow other companies to bring competitive products to market before we do, shorten any period of market exclusivity we may otherwise have under our patent rights, and weaken our negotiating position in discussions with potential collaborators, any of which could impair our ability to successfully commercialize our product candidates, if ultimately approved. Any significant delays in commencement or completion of clinical trials of our product candidates, or the suspension or termination of a clinical trial, could materially harm our business, financial condition and results of operations.

We or our licensees may experience delays or difficulties in the enrollment and/or retention of patients in clinical trials, which could delay or prevent our receipt of necessary regulatory approvals.

Successful and timely completion of clinical trials will require that we or our licensees sponsoring trials for our product candidates enroll a sufficient number of patients. Patient enrollment, which is an important factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients eligible for our clinical trials with competitors which may have ongoing clinical trials for product candidates that are under development to treat the same indications as one or more of our product candidates, or approved products for the conditions for which we are developing our product candidates.

Trials may be subject to delays as a result of patient enrollment taking longer than anticipated or patient withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. We cannot predict how successful we or our licensees will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

●	the severity and difficulty of diagnosing the disease under investigation;
●	the eligibility and exclusion criteria for the trial in question;
●	the size of the patient population and process for identifying patients;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the design of the trial protocol;
●	the perceived risks and benefits of the product candidate in the trial in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing therapeutic candidates’ clinical trials for the disease or condition under investigation;
●	the willingness of patients to be enrolled in our clinical trials;
●	the risk that subjects enrolled in clinical trials will drop out of our trials before completion;
●	our ability to obtain and maintain clinical trial subject informed consents
●	the efforts to facilitate timely enrollment in clinical trials;
●	potential disruptions caused by the COVID-19 pandemic, including difficulties in initiating clinical sites, enrolling and retaining participants, diversion of healthcare resources away from clinical trials, travel or quarantine policies that may be implemented, and other factors;
●	potential disruptions caused by geopolitical events such as the Russian invasion of Ukraine;
●	the patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment; and

●	the proximity and availability of clinical trial sites for prospective patients.

Inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we have limited influence over their performance.

Interim “top-line” and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully evaluate all data. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated, and should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could be material and could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval and limit the commercial profile of an approved label, and such side effects or other properties could result in significant negative consequences following any marketing approval of any of our product candidates.

Undesirable side effects caused by any of our product candidates could cause us, our licensing partners, if any, or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authority. Results of the clinical trials could reveal a high and unacceptable severity and prevalence of side effects or risks associated with a product candidate’s use. In such an event, our trials could be suspended or terminated and the regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally, if undesirable side effects of our products are identified following marketing approval, a number of potentially significant negative consequences could result, including:

●	marketing of such product may be suspended;
●	a product recall or product withdrawal;
●	regulatory authorities may withdraw approvals of such product or may require additional warnings on the label;
●	the requirement to develop a REMS for each product or, if a strategy is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority;
●	the requirement to conduct additional post-market studies; and
●	being sued and held liable for harm caused to subjects or patients.

Consequently, our reputation and business operations may suffer.

Any of these events could prevent the achievement or maintaining of market acceptance of the particular product or product candidate, if approved, and could significantly harm our business, results of operations and prospects.

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

We are currently focusing efforts on our Mydcombi product candidate, and we have licensed commercialization rights to Mydcombi as well as MicroPine and MicroLine in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea to Arctic Vision (with Senju retaining such licensed rights in the rest of Asia) and to MicroPine in the United States and Canada to Bausch Health. Our understanding of both the number of people who have needs for our products, as well as the subset of people who have the potential to benefit from our product candidates in varying countries, are based on estimates in published literature. While we believe these estimates are reasonable, they may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of mydriasis, progressive myopia and presbyopia. The number of patients in the United States and elsewhere may turn out to be lower than expected or these patients might not be otherwise amenable to our product candidates or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

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

We may have difficulties convincing the medical community, third-party payors and consumers to accept and use any of our product candidates that may be approved for commercialization in the future. Other factors that we believe will affect market acceptance of our product candidates include:

●	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;
●	safety, efficacy and ease of administration of our product candidates;
●	the success of physician education programs;
●	the availability of any government and third-party payor reimbursement;
●	the pricing of our product candidates, particularly as compared to alternative treatment methods and medications;
●	the extent to which alternative treatment methods and medications are more readily available as compared to the availability of any product candidates that we may develop in the future; and
●	the prevalence and severity of any adverse effects.

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

We face competition in an environment of rapid technological change and the possibility that our competitors may achieve regulatory approval before us or develop therapies that are more advanced or effective than ours, may adversely affect our financial condition and our, or our licensees’, ability to successfully market or commercialize our product candidates.

The specialty pharma market is highly competitive. If we or our licensees are unable to compete effectively with any existing products, new treatment methods and new technologies, we may be unable to commercialize our current or any future therapeutic products.

The specialty pharma market is subject to rapid technological change and is significantly affected by existing rival products and medical procedures, new product introductions and the market activities of other participants. Pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations may pursue the research and development of technologies, drugs or other therapeutic products for the treatment of some or all of the diseases or conditions we are targeting. We may also face competition from products which have already been approved and accepted by the medical community for the treatment of these same indications.

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

We face an inherent risk of product liability exposure related to the use of our product candidates that we develop in human clinical trials. We face an even greater risk if we commercially sell any products that we develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for any product candidates or products that we develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to clinical trial participants or patients;

●	loss of revenue;
●	reduced time and attention of our management to pursue our business strategy; and
●	the inability to commercialize any products that we develop.

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

We may not be able to successfully commercialize our product candidates, if approved, due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process, with uncertain results, that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for newly approved products, and coverage may not be available, or may be more limited than the purposes for which the product is approved by the FDA or other comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Interim reimbursement levels for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, there is no uniform policy among third-party payors for coverage and reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting reimbursement policies, but also have their own methods and approval process apart from Medicare coverage and reimbursement determinations. Therefore, one third-party payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product.

Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

We cannot be sure that reimbursement will be available for any product that we commercialize and, if coverage and reimbursement are available, what the level of reimbursement will be. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Reimbursement may impact the demand for, and the price of, any product for which we obtain marketing approval. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to a new product’s acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

For products administered by or under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services (CMS), the federal agency responsible for administering the Medicare program, revises the reimbursement amounts paid to health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

We expect to experience pricing pressures in connection with the sale of any of our product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for any approved product.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we, or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose any regulatory approval that may have been obtained and we may not achieve or sustain profitability.

If the regulatory authorities in such jurisdictions set prices or make reimbursement criteria that are not commercially attractive for us or our collaborators, our revenues and the potential profitability of our products in those countries would be negatively affected.

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for any of our current or future product candidates, our business may be materially and adversely affected.

The time required to obtain approval or other marketing authorizations by the FDA and comparable foreign authorities is unpredictable, and it typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, and the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that we may never obtain regulatory approval for any product candidates we may seek to develop in the future. Neither we nor any current or future collaborator is permitted to market any drug or drug-led combination product candidate in the United States until FDA approval of an NDA is obtained, and we cannot market such a product candidate in any other country until we obtain regulatory authorization as required under the laws of such country.

Prior to obtaining approval to commercialize any biologic product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical or preclinical studies and clinical trials may be interpreted differently by different regulatory agencies. Even if we believe the nonclinical or clinical data for Mydcombi, MicroPine, and MicroLine are promising, such data may be insufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our products either prior to or after approval, or it may object to elements of our clinical development programs.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;

●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of our clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities of third-party suppliers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of product candidates developed by pharmaceutical manufacturers, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market Mydcombi, MicroPine, MicroLine, or any of our future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and financial resources in the development of our product candidates. Our business is dependent on our ability to successfully complete nonclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize such product candidates in a timely manner.

Even if we receive approval of an NDA or foreign marketing application for Mydcombi, MicroPine, MicroLine or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request or may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future product candidates on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained.

We submitted an NDA to the FDA for marketing approval of Mydcombi for mydriasis to facilitate the over 100 million estimated office-based comprehensive and diabetic eye exams and four million ophthalmic surgical dilations performed every year in the United States. In October 2021, we received a CRL from the FDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. As a result, we are in the process of providing additional non-clinical device information and expect to file our NDA resubmission for Mydcombi in the third quarter of 2022. However, even if we address all of the issues identified in the CRL, the FDA may ultimately decide that the application does not satisfy the applicable regulatory criteria and may decline to approve the Mydcombi for commercialization, which would materially adversely impact our business.

Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, storage, advertising, promotion, import, export, recordkeeping, monitoring, and reporting of our product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product.

The FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	revision to the labeling, including limitations on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
●	imposition of a REMS, which may include distribution or use restrictions;
●	requirements to conduct additional post-market clinical trials to assess the safety of the product;
●	fines, warning letters or other regulatory enforcement action;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us;
●	suspension or withdrawal of marketing approvals;
●	suspension of any of our ongoing clinical trials;
●	product seizure or detention, or refusal to permit the import or export of products; and
●	injunctions or the imposition of civil or criminal penalties;

The FDA’s and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

The FDA’s and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Even if we obtain FDA approval any of our product candidates in the United States, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential

In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in other jurisdictions. For example, approval by the FDA in the United States does not ensure approval by regulatory authorities in other countries or jurisdictions. However, the failure to obtain approval in one jurisdiction may negatively impact our ability to obtain approval elsewhere.

Drug product approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. Seeking foreign regulatory approval could result in difficulties and increased costs for us and require additional preclinical studies or clinical trials which could be costly and time consuming. In many jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Regulatory approval by the FDA or comparable foreign regulatory authorities is limited to those specific indications and conditions for which approval has been granted, and we may be subject to substantial fines, criminal penalties, injunctions, or other enforcement actions if we are determined to be promoting the use of our products for unapproved or “off-label” uses, or in a manner inconsistent with the approved labeling, resulting in damage to our reputation and business.

We must comply with requirements concerning advertising and promotion for any product candidates for which we obtain marketing approval. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA or comparable foreign regulatory and governmental authorities, Department of Justice, Office of Inspector General for the U.S. Department of Health and Human Services, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities grant regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our current product candidates and any future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, which may require additional nonclinical studies or clinical trials, and must abide by the FDA or a comparable foreign regulatory or governmental authority’s strict requirements regarding the content of promotion and advertising.

While physicians may choose to prescribe products for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, we and any third parties engaged on our behalf are prohibited from marketing and promoting the products for indications and uses that are not specifically approved by the FDA or comparable foreign regulatory authorities. Regulatory authorities in the United States generally do not restrict or regulate the behavior of physicians in their choice of treatment within the practice of medicine. Regulatory authorities do, however, restrict communications by pharmaceutical companies concerning off-label use.

If we are found to have impermissibly promoted any of our current product candidates and any future product candidates, we may become subject to significant liability and government sanctions or enforcement actions. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In the United States, engaging in the impermissible promotion of our products, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting products for off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products, if any, we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

In the United States, the promotion of pharmaceutical products are subject to additional FDA requirements and restrictions on promotional statements. If after one or more of our current or future product candidates obtains marketing approval the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions our business, financial condition, results of operations, stock price and prospects will be materially harmed.

Furthermore, the use of our products for indications other than those approved by the FDA or comparable foreign regulatory authorities may not effectively treat such conditions. Any such off-label use of our product candidates could harm our reputation in the marketplace among physicians and patients. There may also be increased risk of injury to patients if physicians attempt to use our products for these uses for which they are not approved, which could lead to product liability suits that that might require significant financial and management resources and that could harm our reputation.

Our relationships with customers, health care providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients will be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, upon commercialization of Mydcombi, MicroPine, MicroLine, or any of our future product candidates, if approved, we will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Health care providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the federal Anti-Kickback Statute (the “AKS”) and the FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

The health care laws that may affect us include: the federal fraud and abuse laws, including the AKS; false claims and civil monetary penalties laws, including the False Claims Act and Civil Monetary Penalties Law; federal data privacy and security laws, including HIPAA, as amended by HITECH; and the federal Physician Payments Sunshine Act related to ownership and investment interests and payments and/or other transfers of value made to or held by physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, chiropractors, and other advanced practice health care professionals) and teaching hospitals. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of health care reform, especially in light of the lack of applicable precedent and regulations. Ensuring business arrangements comply with applicable health care laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming and can divert a company’s attention from other aspects of its business.

It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other health care laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, reputational harm, possible exclusion from participation in federal and state funded health care programs, contractual damages and the curtailment or restricting of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, if any of the physicians or other health care providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to significant criminal, civil or administrative sanctions, including exclusions from government funded health care programs. Any action for violation of these laws, even if successfully defended, could cause a biopharmaceutical manufacturer to incur significant legal expenses and divert management’s attention from the operation of the business. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. Prohibitions or restrictions on sales or withdrawal of future marketed products could materially affect business in an adverse way.

Healthcare legislative reform measures may have a material adverse effect on our financial condition or results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services (HHS) beginning on January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result, certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, although the new federal administration under President Biden has signaled that it plans to build on the ACA and expand the number of people who are eligible for health insurance subsidies under it. It is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes allowing the federal government to directly negotiate drug prices, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the US.

In the United States and in some other jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the health care system that could prevent or delay marketing approval of our drug candidates, restrict or regulate post-approval activities, or affect our ability to profitably sell any drug candidates for which we obtain marketing approval, if any. For example, in December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, was intended to modernize the regulation of drugs and devices and to spur innovation, but its ultimate implementation is uncertain. Legislative proposals continue to be discussed in the U.S. Congress as potentially leading to a future “Cures 2.0” bill that is expected to have bipartisan support. In addition, in August 2017, the FDA Reauthorization Act was signed into law, which reauthorized the FDA’s user fee programs and included additional drug and biological product provisions. The next legislative reauthorization must be completed in 2022, which has the potential to make further changes to FDA authorities or policies pertaining to biopharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals, if any, of our drug candidates, may be or whether such changes will have any other impacts on our business. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing conditions and other requirements.

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned, and the recent transition to a new Democrat-led presidential administration created further uncertainty in the health care and biopharmaceutical industries. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries. Among other things, the executive order directs the FDA to work towards implementing a system for importing drugs from Canada (following on a Trump administration notice-and-comment rulemaking on Canadian drug importation that was finalized in October 2020). The Biden order also called on HHS to release a comprehensive plan to combat high prescription drug prices, and it includes several directives regarding the Federal Trade Commission’s oversight of potentially anticompetitive practices within the pharmaceutical industry. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (“WAC”), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action. We expect that additional federal and state health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services, which could result in limited coverage and reimbursement and reduced demand for our products, once approved, or additional pricing pressures.

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

As of March 15, 2022, we had only 43 full time employees and we rely on third-party contractors for the provision of professional and other services. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Our employees, principal investigators, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, principal investigators, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and other comparable foreign regulatory authorities, provide accurate information to the FDA and other comparable foreign regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and in other jurisdictions, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We rely on third parties to conduct, supervise, and monitor our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.

We do not have the ability to conduct all aspects of our preclinical testing or clinical trials ourselves. As a result, we are and expect to remain dependent on third parties to conduct our current and future preclinical studies and clinical trials. CROs that manage our preclinical studies and clinical trials as well as clinical investigators, including in investigator-initiated clinical trials, and consultants play a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data. The timing of the initiation and completion of these studies and trials will therefore be partially controlled by such third parties and may result in delays to our development programs. Nevertheless, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the applicable protocol, legal requirements, and scientific standards, and our reliance on the CROs and other third parties does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GLP and GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for all of our product candidates in clinical development. Regulatory authorities enforce these GLP and GCP requirements through periodic inspections of preclinical study sites, trial sponsors, clinical trial investigators and clinical trial sites. If we or any of our CROs or clinical trial sites, including clinical trial sites in investigator-initiated clinical trials, fail to comply with applicable GLP or GCP requirements, the data generated in our preclinical studies and clinical trials may be deemed unreliable, and the FDA or comparable foreign regulatory authorities may require us to perform additional preclinical or clinical trials before approving our marketing applications. In addition, our clinical trials must be conducted with product produced under cGMP regulations. Our failure to comply with these regulations may require us to stop and/or repeat clinical trials, which would delay the marketing approval process. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

There is no guarantee that any such CROs, clinical trial investigators or other third parties on which we rely will devote adequate time and resources to our development activities or perform as contractually required. These risks are heightened as a result of the efforts of government agencies and the CROs themselves to limit the spread of COVID-19, including quarantines and shelter-in-place orders. If any of these third parties fails to meet expected deadlines, adhere to our clinical protocols or comply with applicable regulatory requirements, otherwise performs in a substandard manner, or terminates its engagement with us, the timelines for our development programs may be extended or delayed or our development activities may be suspended or terminated. If any of our clinical trial sites terminates for any reason, we may experience the loss of follow-up information on subjects enrolled in such clinical trials unless we are able to transfer those subjects to another qualified clinical trial site, which may be difficult or impossible. In addition, clinical trial investigators for our clinical trials or investigator-initiated clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA or any comparable foreign regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of any marketing application we submit by the FDA or any comparable foreign regulatory authority. Any such delay or rejection could prevent us from commercializing our product candidates.

If any of our relationships with these third parties terminate, we may not be able to enter into arrangements with alternative third parties on commercially reasonable terms, or at all. Further, under certain circumstances, these third parties may terminate their agreements with us upon prior written notice. Entering into arrangements with alternative CROs, clinical trial investigators or other third parties involves additional cost and requires management focus and time, in addition to requiring a transition period when a new CRO, clinical trial investigator or other third party begins work. If third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain are compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such third parties are associated with may be extended, delayed or terminated, and we may not be able to obtain marketing approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Furthermore, any CROs we contract with or clinical investigators that conduct investigator-initiated studies involving our product candidates may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct the clinical trials in accordance with regulatory requirements or the corresponding protocols, as applicable, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize our products.

We are contracting with third parties for the manufacture of components our product candidates, particularly for commercialization, just as we do to provide materials required for the production of the Optejet and for some of our current research and development activities. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development and commercialization efforts.

We do not currently operate and might not be able to timely implement adequate internal manufacturing facilities for all of the components necessary for clinical or commercial production of our product candidates. In addition, we rely on, and expect to continue to rely on, a number of third parties for the supply of parts, formulations, active pharmaceutical ingredients, and other materials required for our research and development activities. If we are unable to establish adequate manufacturing processes internally or to reach and maintain agreements with third parties to help us, our research and development, manufacturing, and commercialization activities would be delayed.

We rely on third parties to provide the materials required for our research and development activities. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the third-party suppliers we contract with and are dependent on those third parties for the production of components of our product candidates in accordance with relevant applicable regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. If either we or our third-party suppliers fail to comply with these requirements, we may be subject to regulatory enforcement action, including the seizure of products and shutting down of production.

We do not currently have any agreements with third-party suppliers for the long-term commercial supply of components for our product candidates. We may be unable to conclude agreements for commercial supply with a sufficient number of suppliers or may be unable to do so on acceptable terms. If we are unable to reach acceptable agreements with a sufficient number of suppliers of materials, our research and development activities will be delayed and our ability to implement our business plan will be compromised.

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

Even if we are able to establish and maintain agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	reliance on the third party for regulatory, compliance and quality assurance;
●	the possible breach of the manufacturing agreement by the third party;
●	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

We or our third-party suppliers may encounter shortages in the raw materials or active pharmaceutical ingredients necessary to produce our product candidates in the quantities needed for our clinical trials or, if our product candidates are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or active pharmaceutical ingredients, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients by our competitors or others. The failure by us or our third-party suppliers to obtain the raw materials or active pharmaceutical ingredients necessary to manufacture sufficient quantities of our product candidates, may have a material adverse effect on our business.

Our third-party suppliers may be subject to inspection and approval by regulatory authorities before we can commence the manufacture and sale of any of our product candidates, and thereafter are subject to ongoing inspection from time to time. Our third-party suppliers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party suppliers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize our product candidates could suffer significant interruptions.

Any disruption, such as a fire, natural hazards or vandalism at our third-party suppliers, or any impacts on our suppliers due to the COVID-19 pandemic, could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative component supply sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to third-party suppliers occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any third-party suppliers could have drastic consequences, including placing our financial stability at risk.

Our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future suppliers could delay clinical development or marketing approval.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our clinical or commercial demand for any of our product candidates, we could experience delays in our planned clinical studies or commercialization. For example, the COVID-19 pandemic may impact our ability to procure sufficient supplies for the development of our current and future product candidates, and the extent of such impacts will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects. We could be unable to find alternative suppliers of acceptable quality and experience that can produce and supply appropriate volumes at an acceptable cost or on favorable terms. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay our clinical trials and, for any product candidates that reach approval, the commercialization of our products, which would materially adversely affect our business, financial condition and results of operation.

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

If we, our service providers, or any third-party manufacturers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could adversely affect our ability to develop, market and sell our product candidates successfully and could harm our reputation and lead to reduced acceptance of our product candidates. These enforcement actions may include:

●	restrictions on, or prohibitions against, marketing our product candidates;

●	restrictions on importation of our product candidates;
●	suspension of review or refusal to approve new or pending applications;
●	suspension or withdrawal of product approvals;
●	product seizures;
●	injunctions; and
●	civil and criminal penalties and fines.

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

Our patents covering our proprietary technology may be subject to challenge, narrowing, circumvention and invalidation by third parties.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;
●	the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance;
●	patent applications might not result in any patents being issued;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, narrowed, found to be unenforceable or otherwise might not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our potential product candidates;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing product candidates.

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

The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and might not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:

●	we might not be able to generate sufficient data to support full patent applications that protect the entire breadth of developments in one or more of our programs;

●	it is possible that one or more of our pending patent applications will not become an issued patent or, if issued, that the patent(s) will be insufficient to protect our technology, provide us with a basis for commercially viable products or provide us with any competitive advantages;
●	if our pending applications issue as patents, they may be challenged by third parties as not infringed, invalid or unenforceable under United States or foreign laws; or
●	if issued, the patents under which we hold rights might not be valid or enforceable.

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

Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments, and similar legislation in the European Union. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we might not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced and could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Further, the agreements under which we currently license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under current and any future collaborative development relationships;
●	our diligence obligations under any license agreement and what activities satisfy such obligations;

●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our license counterparties and us and our partners; and
●	the priority of invention of patented technology.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 30,2022, we had 31,698,424 shares of common stock outstanding, 1,125,831 shares of common stock issuable upon exercise of warrants issued in the private placement completed in March 2020, which may be resold without restriction, and 6,740,260 shares of our common stock issuable upon exercise of warrants and pre-funded warrants issued in the registered direct offering completed in March 2022.

The price of our common stock has been, and may continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The stock market historically has experienced extreme price and volume fluctuations, such as those seen in February 2022 as a result of the Russian invasion of Ukraine. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in January 2018 through March 30, 2022, the per share trading price of our common stock has been as high as $10.74 and as low as $1.77. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

●	general economic, industry and market conditions, including as a result of the coronavirus pandemic and geopolitical events such as the Russian invasion of Ukraine;
●	our ability to successfully conduct clinical trials, submit NDAs and gain marketing approval for our product candidates;
●	results of clinical trials of our product candidates or those of our competitors;
●	the success of competitive products or technologies;
●	commencing, maintaining, or terminating of licensing agreements and other collaborations;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the other factors described in this “Risk Factors” section.

We have broad discretion in the use of our cash, including the net proceeds from our financings, and might not use them effectively.

Our management will have broad discretion in the application of our cash, including the net proceeds from our financing transactions, and could spend our cash in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use, we may invest our cash, including the net proceeds from our financings, in a manner that does not produce income or that loses value.

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

We are required to disclose changes made to our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer a “smaller reporting company” as defined in the rules of the SEC. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC, or other regulatory authorities, which would require additional financial and management resources.

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

Provisions in our certificate of incorporation, and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our Board of Directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:

●	allow the authorized number of our directors to be changed only by resolution adopted by a majority of our Board;
●	limit the manner in which stockholders can remove directors from the Board, as may be permitted by law;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board;
●	limit who may call stockholder meetings;
●	authorize our Board to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board; and
●	require all stockholder action to take place at duly called stockholder meetings and disallow the ability of our stockholders to act by majority written consent.

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

Unless we consent to the selection of an alternative forum, our certificate of incorporation provides that the Court of Chancery of the State of Delaware, or the Court of Chancery, will be, to the fullest extent permitted by law, the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or agent to the Company or our stockholders; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, or our certificate of incorporation or bylaws; any action to enforce or determine the validity of our certificate of incorporation or bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Since the choice of forum provisions are only applicable to “the fullest extent permitted by law,” as provided in our certificate of incorporation, the provisions do not designate the Court of Chancery as the exclusive forum for any derivative action or other claim for which the applicable statute creates exclusive jurisdiction in another forum. As such, the choice of forum provisions do not apply to any actions arising under the Securities Act of 1933, as amended, or the Exchange Act.

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

Item 2.   Properties.

Our principal executive offices are located in approximately 3,800 square feet of office space in New York City, NY. In addition, we lease approximately 1,000 square feet of office space in Reno, Nevada where we perform certain of our research and development activities. We also lease approximately 6,700 square feet for a planned commercial manufacturing facility in Redwood City, California and 1,300 square feet of office space in Laguna Hills, California for clinical, medical affairs and the commercial team offices.

We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3.   Legal Proceedings.

We are not currently a party to any material legal proceedings.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock trades on the Nasdaq Capital Market under the symbol “EYEN.”

Based upon information furnished by our transfer agent, at March 30, 2022, we had approximately 34 holders of record of our common stock.

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

Item 6.   [Reserved].

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based on, and should be read in conjunction with our financial statements for the years ended December 31, 2021 and 2020, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

Overview

We are a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on our proprietary microdose array print (MAP™) platform technology. We aim to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®. Optejet µ-therapeutics have the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated that its targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). Our technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for presbyopia, mydriasis and IOP lowering through six Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics targeting new indications or new combinations where there are currently none or few drug therapies approved by the U.S. Food and Drug Administration, (the “FDA”). Our microdose therapeutics follow the FDA’s regulatory and approval process for combination products. Our products are classified by the FDA as drug-device combination drug/-device products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research, or CDER, is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to FDA CDER for premarket review and approval under new drug applications, or NDAs.

Our pipeline is currently focused on the late-stage development of novel, potential first-in-class therapeutic indications for an estimated 25 million potential pediatric patients with progressive myopia in the United States and an estimated over 100 million potential patients with age-related near vision impairment, or presbyopia – indications where there is tremendous unmet need and, to our knowledge, there exists only one known FDA-approved therapy, developed by Allergan. We are also developing the first microdose fixed combination ophthalmic pharmaceutical for mydriasis to address the estimated over 100 million annual comprehensive eye exams with pupil dilation.

MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at risk for high myopia. In February 2019, the FDA accepted our investigational new drug application, or IND, to initiate a Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, there have been delays in trial enrollment as a result of supply chain issues with our third party suppliers, which in turn diminished our inventory supply.

On October 9, 2020, we entered into the Bausch License Agreement, pursuant to which Bausch Health may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch Health also will pay us royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch Health assumed sponsorship of the IND as well as oversight and the costs related to the ongoing CHAPERONE study.

MicroLine (or Apersure) is our investigational pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity.

Allergan recently received FDA approval for and launched VuityTM, a pilocarpine solution for the treatment of presbyopia. We are currently enrolling our second Phase III study, VISION-2, using the same molecule, but with the advantages of our Optejet delivery system. We anticipate top-line results from VISION-2 in mid-2022.

Mydcombi™ (or MicroStat) is our fixed combination formulation of tropicamide-phenylephrine for mydriasis, designed to be a novel approach for the estimated over 100 million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for Mydcombi and announced positive results from these studies, known as MIST-1 and MIST-2, and have submitted an NDA to the FDA seeking approval to market the product in the U.S.. In October 2021, we received a CRL in response to our NDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device but were previously classified by the FDA as drugs must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. We are in the process of providing additional non-clinical device information and expect to file our NDA resubmission in the third quarter of 2022.

On August 10, 2020, we entered into the Arctic Vision License Agreement, which was amended on September 14, 2021, with Arctic Vision, pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, we received an upfront payment of $4.25 million before any payments to Senju. In addition, we may receive up to a total of $43.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Exclusive License Agreement with Senju dated March 8, 2015, as amended by the License Amendment 2, executed on September 14, 2021. See Note 2— Summary of Significant Accounting Policies—Arctic Vision License Agreement and Note 10—Related Party Transactions—Senju License Agreement to our audited financial statements included in this Annual Report on Form 10-K for further details.

Historically, we have financed our operations principally through equity offerings. We have also generated cash through licensing arrangements and our credit facility with Silicon Valley Bank (“SVB”). However, based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued. Our ability to continue as a going concern depends on our ability to complete additional licensing or business development transactions or raise additional capital, through the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Our net losses were $12.8 million and $19.8 million for the years ended December 31, 2021 and 2020. As of December 31, 2021, we had working capital and an accumulated deficit of approximately $10.8 million and $90.2 million, respectively.

Financial Overview

Revenue and Cost of Revenue

In August and October 2020, we entered into the Arctic Vision License Agreement and Bausch License Agreement, respectively. Both of these agreements provide for the Company to earn revenue from an upfront licensing fee, the achievement of various development and regulatory milestones, and royalty income on sales of licensed products. Pursuant to the Senju License agreement, we will pay a percentage between 30 and 40 percent of such payments from the Arctic Vision License Agreement to Senju. See Note 10 – Related Party Transactions in the accompanying financial statements for the years ended December 31, 2021 and 2020.

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

General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and non-cash stock-based compensation expense. We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the potential commercialization of our product candidates.

Results of Operations

Year Ended December 31, 2021 Compared with Year Ended December 31, 2020

Revenue and Cost of Revenue

In August 2020, we received a non-refundable, upfront payment of $4.0 million under the terms of the Arctic Vision License Agreement, which was recorded as deferred license fees until such time that the related performance obligation was satisfied and the payment was earned. Payment is earned and revenue is recognized once certain trial data has been fully submitted to Arctic Vision, permitting Arctic Vision to seek regulatory approval with the National Medical Products Administration of China. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision in March 2021 and trial data for the other product (MicroLine) was fully submitted to Arctic Vision in June 2021. As a result, we recognized the deferred license fees as revenue during the year ended December 31, 2021. On September 14, 2021, we executed Amendment 1 to the Arctic Vision License Agreement with Arctic Vision, which provides for a one-time upfront payment to us of $250,000 and milestone payments to us of $2.0 million based on the achievement of certain milestones. In December 2020, we satisfied the performance obligation which resulted in us recognizing $2.0 million of milestone revenues. We did not recognize revenue for the $250,000 upfront payment because it was passed through to Senju pursuant to our agreement with them. Pursuant to the terms of the Senju License Agreement, we are required to pay Senju a percentage of payments received from Arctic Vision. Accordingly, we accrued $1.6 million of license costs related to payments to Senju in connection with the upfront license fees received from Arctic Vision, which is reflected as cost of revenue on the accompanying statements of operations. See Note 10 – Related Party Transactions in the accompanying financial statements for the years ended December 31, 2021 and 2020.

In October 2020, we received a $10.0 million upfront payment under the Bausch Health License Agreement. We recorded this payment as a deferred license fee until certain trial data was fully submitted to Bausch Health and clinical trial supervisory oversight was transferred to Bausch Health. The required trial data and oversight functions were transferred to Bausch Health during the fourth quarter of 2021. Accordingly, the upfront payment was earned and recognized as revenue during the year ended December 31, 2021.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2021 totaled $14.5 million, an increase of $1.1 million, or 9%, as compared to $13.4 million recorded for the year ended December 31, 2020. Research and development expenses consisted of the following:

	For the Year Ended
	December 31,
	2021	2020
Direct clinical and non-clinical expenses	$4,928,674	$6,206,239
Personnel-related expenses	5,393,241	3,747,847
Supplies and materials	1,271,234	1,448,787
Non-cash stock-based compensation expenses	1,612,942	1,350,894
Facilities expenses	928,832	138,348
Other expenses	374,602	471,136
Total research and development expenses	$14,509,525	$13,363,251

The decrease in direct clinical and non-clinical expenses was primarily due to the Vision I Study having concluded in early 2021 and significantly higher cost reimbursements from Bausch Health and Arctic Vision. The cost reimbursements are booked as contra expense. The increase in personnel-related expenses is primarily due to new hires and 2021 salary increases in the R&D group in preparation for commercialization. The decrease in supplies and materials is primarily due to us producing the bulk of our current 2021 needs for clinical cartridge supply in 2020. The increase in stock-based compensation expense is primarily due to stock option grants for new hires and executives in 2021. The increase in facilities and other expenses was primarily due to rent and utilities related to the new Redwood City facility in preparation for commercialization. The increase in other expense primarily reflects the depreciation of additional equipment purchased for clinical trials.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 totaled $10.8 million, an increase of $3.2 million, or 42%, as compared to $7.6 million recorded for the year ended December 31, 2020. The increase was primarily attributable to increases of approximately $0.9 million in payroll related expenses due to new hires, bonuses, and salary raises, increases in stock-based compensation of approximately $0.1 million due to option grants to new hires and officers, an increase of approximately $1.5 million in sales and marketing, primarily related to the Mydcombi promotional campaign, an increase of approximately $0.3 million in insurance expenses, an increase of approximately $0.2 million in travel and conference expenses primarily due to a decreased impact of COVID-19 austerity measures, an increase of approximately $0.1 million due to a one-time fee paid towards a commercial product distribution wholesale service in 2021 and an increase of approximately $0.1 million in investor relations.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2021 totaled approximately $125,000 of income, an increase of approximately $106,000, or 558%, as compared to $19,000 of income for the year ended December 31, 2020. The increase was primarily due to approximately $463,000 of other income recorded as a gain on extinguishment of the PPP (7a) loan, offset by an increase of approximately $371,000 of interest expense primarily related to a loan we entered into with SVB in 2021.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2021	2020

Cash and Cash Equivalents	$19,461,850	$28,371,828
Restricted Cash	7,875,000	—
Total	$27,336,850	$28,371,828

Working Capital	$10,829,363	$15,192,968

Notes Payable (Gross)	$7,500,000	$463,353

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded through proceeds received in equity and debt financings. At December 31, 2021, our accumulated deficit since inception was approximately $90.2 million.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services and competing market developments.

During the years ended December 31, 2021 and 2020, our sources and uses of cash were as follows:

Net cash used in operating activities for the year ended December 31, 2021 was approximately $20.9 million, which includes cash used to fund a net loss of $12.8 million, reduced by $10.7 million of net cash used by changes in the levels of operating assets and liabilities, offset by $2.6 million of non-cash expenses. Net cash used in operating activities for the year ended December 31, 2020 was approximately $6.4 million, which includes cash used to fund a net loss of $19.8 million, reduced by $2.6 million of non-cash expenses, offset by $10.8 million of net cash provided by changes in the levels of operating assets and liabilities.

Net cash used in investing activities was approximately $1.6 million and $0.3 million for the years ended December 31, 2021 and 2020, respectively, which was attributable to purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2021 totaled approximately $21.5 million, which was primarily attributable to $12.4 million of net proceeds from the sale of common stock and warrants in our at-the-market offering pursuant to the Sales Agreement, dated May 14, 2021, with SVB Securities LLC (formerly known as SVB Leerink LLC), $2.1 million of proceeds from exercises of stock warrants, $7.5 million of proceeds from the credit facility with SVB, $0.2 million of proceeds from the exercise of stock options, offset by $0.7 million from the repayment of notes payable and $0.1 million from the payment of loan issuance costs. Net cash provided by financing activities for the year ended December 31, 2020 totaled approximately $20.9 million, which was primarily attributable to $12.4 million of net proceeds from the sale of common stock in our August 2020 public offering, $5.6 million of net proceeds from the sale of common stock and warrants in our March 2020 private placement, $2.9 million of proceeds from the exercise of warrants issued in our March 2020 private placement and stock options held by certain employees, and $0.5 million from the proceeds of the PPP Loan, offset by $0.5 million from the repayment of notes payable.

In addition, on March 3, 2022, we raised approximately $15 million through the issuance and sale of 3,000,000 shares of common stock, pre-funded warrants to purchase an aggregate of 1,870,130 shares of common stock and warrants to purchase an aggregate of 4,870,130 shares of common stock at an exercise price of $3.54 per share.

Subsequent to December 31, 2021, we received approximately $0.9 million in gross and net proceeds from the sale of 252,449 shares of our common stock pursuant to an at-the-market offering.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $4.0 million to settle our December 31, 2021 accounts payable and accrued expenses, (b) $0.5 million relating to our non-cancelable operating lease commitments; (c) $1.3 million of potential executive severance pay; and (d) $7.5 million of payments due under our notes payable.

After twelve months we have commitments to pay (a) an additional $0.3 million relating to our non-cancelable operating lease commitments.

SVB Loan Agreement

On May 7, 2021 (the “Effective Date”), we entered into a Loan and Security Agreement (the “Loan”) with SVB for an aggregate principal amount of up to $25.0 million. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The Loan is secured by all of our tangible assets. The Loan matures on May 1, 2025. The Loan requires monthly interest-only payments until June 1, 2022. The interest-only period can be extended to June 1, 2023, upon the occurrence of a milestone event. Upon the end of the interest-only period, we will make regular monthly amortizing payments of principal and interest through the maturity date. The Loan indicates a prepayment fee of 1.0% to 3.0%, as follows: (i) prepayment fee of 3.0% of the principal balance made on or prior to the first anniversary of the Effective Date; (ii) prepayment fee of 2.0% of the principal balance made on or prior to the second anniversary of the Effective Date; or (iii) prepayment fee of 1.0% of the principal balance made on or prior to the third anniversary of the Effective Date. The Loan also provides for a final payment in an amount equal to the original aggregate principal amount of the multiplied by 5.0%. The final payment is in addition to and not a substitution for the regular monthly payments of principal plus accrued interest and is due on the earliest to occur of the loan maturity date, the repayment of the loan in full or the termination of the Loan Agreement.

The initial tranche of the Loan, in the amount of $7.5 million was received on May 7, 2021. At our option, we have the ability to draw down the remaining $17.5 million in gross proceeds in two tranches over the next two years based upon the achievement of several milestones in accordance with the terms of the Loan.

On September 29, 2021, we executed the First Amendment to the Loan and Security Agreement (the “Amendment”) with SVB. In accordance with the Amendment, we must maintain a collateralized money market account in the amount of $7,875,000. We have recorded this amount as restricted cash. This account must be maintained until the Release Event occurs, which was defined as when we have received approval by the FDA of Mydcombi and have achieved the minimum equity raise under the terms of the amended agreement, on or prior to November 30, 2021.

On October 25, 2021, we announced the reclassification of Mydcombi as a drug-device combination product by the FDA in a CRL received on October 22, 2021. We have prepared the necessary documents for expedited filing of the NDA resubmission for Mydcombi in response to the CRL. Given the FDA’s recent reclassification of Mydcombi as a drug-device combination and the need to file an NDA resubmission in 2022, the restricted cash became callable on November 30, 2021, at SVB’s election, to satisfy the Loan obligations. On February 8, 2022, we issued a press release announcing that we successfully completed a Type A meeting with the FDA related to the refiling of the NDA for Mydcombi. Following the Type A meeting, we reached alignment on the path forward toward an NDA resubmission with the FDA. We expect to file the NDA resubmission during the third quarter of 2022.

On November 30, 2021, we entered into a Waiver Agreement, pursuant to which SVB waived the existing default related to the failure to comply with the minimum equity raise financial covenant set forth in the Loan. However, the Loan is currently callable by SVB, due to having not yet received FDA approval of Mydcombi.

In connection with the Loan, we issued warrants to SVB to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. We incurred $66,618 of debt issuance costs.

Going Concern

As of December 31, 2021, we had unrestricted cash and cash equivalents of approximately $19.5 million and an accumulated deficit of approximately $90.2 million. For the years ended December 31, 2021 and 2020, we incurred net losses of approximately $12.8 million and $19.8 million, respectively, and used cash in operations of approximately $20.9 million and $6.4 million, respectively. We do not have recurring revenue and have not yet achieved profitability. We expect to continue to incur cash outflows from operations. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to generate sufficient recurring revenues or our ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support our future operations.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to generate sufficient recurring revenues or secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs in order to conserve our cash.

On March 3, 2022, we raised approximately $15 million through the issuance and sale of 3,000,000 shares of common stock, pre-funded warrants to purchase an aggregate of 1,870,130 shares of common stock and warrants to purchase an aggregate of 4,870,130 shares of common stock at an exercise price of $3.54 per share.

Subsequent to December 31, 2021, we received approximately $0.9 million in gross and net proceeds from the sale of 252,449 shares of our common stock pursuant to an at-the-market offering.

Risks and Uncertainties

Due to the COVID-19 pandemic, there have been delays in trial enrollment as a result of supply chain issues with our third party suppliers, which in turn diminished our inventory supply.

The short- and long-term worldwide implications of Russia’s invasion of Ukraine are difficult to predict at this time. The imposition of sanctions on Russia by the United States or other countries and possible counter sanctions by Russia, and the resulting economic impacts on oil prices and other materials and goods, could affect the price of materials used in the manufacture of our product candidates. If the price of materials used in the manufacturing of our product candidates increase, that would adversely affect our business and the results of our operations.

Critical Accounting Estimates

The following represent our most critical accounting estimates

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. We base our estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in our balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, revenue recognition, the recoverability and useful lives of long-lived assets, the recovery of deferred costs and the deferral of revenues. Certain of our estimates could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

Impairment of Long-lived Assets

We review for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

Deferred License Fee

We enter into license agreements which provides for the receipt of non-refundable, upfront licensing payments. These payments are recorded as deferred license fees and will be earned and recognized as revenue upon the satisfaction of performance obligations. See Revenue Recognition below for additional details.

Deferred License Costs

We enter into license agreements which provides for payment of license costs in connection with our receipt of license fees. These payments are recorded as deferred license costs and will be recorded as an expense when the related license fee revenue is recognized.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that as of December 31, 2021 our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2021.

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial officer have concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for emerging growth companies.

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2022 Annual Meeting of Stockholders currently scheduled to be held on June 16, 2022, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit Committee is incorporated by reference from the section captioned “Corporate Governance Matters—Board Committees—Audit Committee” contained in our proxy statement related to the 2022 Annual Meeting of Stockholders.

We have adopted a code of business conduct and ethics relating to the conduct of our business by all of our employees, executive officers, and directors. The policy is posted on our website, www.eyenoviabio.com.

The information required by this Item concerning our executive officers is incorporated by reference from the section captioned “Executive Officers” contained in our proxy statement related to the 2022 Annual Meeting of Stockholders.

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section of the proxy statement captioned “Delinquent Section 16(a) Reports.”

Item 11.   Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation,” and “Director Compensation” in the proxy statement for the 2022 Annual Meeting of Stockholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2021 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Equity Compensation Plan Information

	Number of	Weighted-	Number of securities
	securities to be	average	remaining available for
	issued upon	exercise price	future issuance under
	exercise of	of outstanding	equity compensation
	outstanding	options,	plans (excluding
	options, warrants,	warrants and	securities reflected in
Plan Category	and rights	rights	column (a)
Equity compensation plans approved by security holders
2014 Equity Incentive Plan, as amended	1,021.222	$2.96	29,008
Amended and Restated 2018 Omnibus Stock Incentive Plan	3,483,901	4.01	671,733
Equity compensation plans not approved by security holders	—	—	—
Total	4,505,123	$3.78	700,741

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in the proxy statement for the 2022 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related-Party Transactions” and “Corporate Governance Matters” in the proxy statement for the 2022 Annual Meeting of Stockholders.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the proxy statement for the 2022 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this report:
1.	Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2.	Financial Statement Schedules:

None.

3.	Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022

4.1	Description of Securities	--	--	--	Filed herewith

4.2	Form of Class A Warrant issued on March 24, 2020	8-K	001-38365	4.1	March 25, 2020

4.3	Form of Class B Warrant issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

4.4	Form of Warrant issued on May 7, 2021	8-K	001-38365	4.1	May 10, 2021

4.5	Form of Pre-Funded Warrant issued on March 7, 2022	8-K/A	001-38365	4.1	March 9, 2022

4.6	Form of Warrant issued on March 7, 2022	8-K/A	001-38365	4.2	March 9, 2022

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.1.1#	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	10-Q	001-38365	10.24	August 14, 2020

10.1.2#	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020
10.2*	Master Consulting Services Agreement, dated November 4, 2014, between Eyenovia, Inc. and Private Medical Equity, Inc.	S-1	333-222162	10.10	December 19, 2017

10.3*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Tsontcho Ianchulev.	8-K	001-38365	10.16	February 19, 2019

10.4*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo.	8-K	001-38365	10.17	February 19, 2019

10.5*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Michael Rowe.	8-K	001-38365	10.19	February 19, 2019

10.6	Form of Nondisclosure, Assignment of Inventions and Noncompetition Agreement.	8-K	001-38365	10.21	February 19, 2019

10.7*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended.	S-8	333-233278	10.14	August 14, 2019

10.8*	Form of Nonqualified Stock Option Agreement.	S-8	333-23378	10.15	August 14, 2019

10.9	Registration Rights Agreement, dated March 23, 2020, between Eyenovia, Inc. and the investors named therein	8-K	001-38365	10.23	March 25, 2020

10.10	Promissory Note and Agreement dated May 3, 2020	8-K	001-38365	10.24	May 8, 2020

10.11*	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	10-Q	001-38365	10.3	August 12, 2021

10.12*	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38365	10.14	June 14, 2018
10.13*	Form of Restricted Stock Award Agreement	8-K	001-38365	10.15	June 14, 2018

10.14#	License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

10.15#	License Agreement by and between Eyenovia, Inc. and Bausch Health Ireland Limited, dated October 9, 2020.	8-K	001-38365	10.1	October 13, 2020

10.16*	First Amendment to Executive Employment Agreement, dated February 1, 2021, by and between the Company and Michael M. Rowe	8-K	001-38365	10.1	February 3, 2021

10.17#	Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated May 7, 2021	8-K	001-38365	10.1	May 10, 2021

10.18#	First Amendment to Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated September 29, 2021	10-Q	001-38365	10.3	November 12, 2021

10.19	Waiver Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated November 30, 2021	8-K	001-38365	10.1	December 3, 2021

10.20	Sales Agreement, by and between Eyenovia, Inc. and SVB Leerink LLC, dated December 14, 2021	S-3	333-261638	1.2	December 14, 2021

10.21	Securities Purchase Agreement by and between Eyenovia, Inc. and Armistice Capital Master Fund Ltd., dated March 3, 2022	8-K	001-38365	10.1	March 7, 2022

10.22	Director Compensation Policy	--	--	--	Filed herewith

10.23	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Tsontcho Ianchulev	--	--	--	Filed herewith

10.24	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and John Gandolfo	--	--	--	Filed herewith

10.25	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Michael Rowe	--	--	--	Filed herewith

23.1	Consent of Marcum LLP	--	--	--	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2021 and 2020; (ii) Statements of Operations for the Years Ended December 31, 2021 and 2020; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2021 and 2020; (iv) Statements of Cash Flows for the Years Ended December 31, 2021 and 2020; and (v) Notes to Financial Statements	--	--	--	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	--	--	--	Filed herewith
*	Management contract or other compensatory plan.
#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

Item 16.   Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYENOVIA, INC.

Date: March 30, 2022	By:	/s/ Tsontcho Ianchulev
Tsontcho Ianchulev
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Tsontcho Ianchulev	Chief Executive Officer	March 30, 2022
Tsontcho Ianchulev	(Principal Executive Officer) and Director

/s/ John Gandolfo	Chief Financial Officer	March 30, 2022
John Gandolfo	(Principal Financial and Accounting Officer)

/s/ Stephen Benjamin	Director	March 30, 2022
Stephen Benjamin

/s/ Julia A. Haller	Director	March 30, 2022
Julia A. Haller

/s/ Rachel Jacobson	Director	March 30, 2022
Rachel Jacobson

/s/ Curt H. LaBelle	Director	March 30, 2022
Curt H. LaBelle

/s/ Kenneth B. Lee, Jr.	Director	March 30, 2022
Kenneth B. Lee, Jr.

/s/ Charles E. Mather IV	Director	March 30, 2022
Charles E. Mather IV

/s/ Anthony Y. Sun	Director	March 30, 2022
Anthony Y. Sun

EYENOVIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Eyenovia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eyenovia, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 30, 2022

EYENOVIA, INC.

Balance Sheets

	December 31,
	2021	2020
Assets

Current Assets:
Cash and cash equivalents	$19,461,850	$28,371,828
Deferred license costs	—	1,600,000
License fee and expense reimbursements receivable	1,805,065	2,966,039
Prepaid expenses and other current assets	734,942	453,478
Total Current Assets	22,001,857	33,391,345

Restricted cash	7,875,000	—
Property and equipment, net	1,271,225	396,380
Security and equipment deposits	510,976	119,035

Total Assets	$31,659,058	$33,906,760

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,614,104	$1,461,665
Accrued compensation	1,543,618	1,150,672
Accrued expenses and other current liabilities	845,719	1,480,692
Deferred rent - current portion	18,685	7,809
Deferred license fee	—	14,000,000
Notes payable - current portion, net	7,150,368	97,539

Total Current Liabilities	11,172,494	18,198,377

Deferred rent - non-current portion	19,949	38,684
Notes payable - non-current portion, net	—	365,814

Total Liabilities	11,192,443	18,602,875

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 28,426,616 and 24,978,585 shares issued and outstanding as of December 31, 2021 and 2020, respectively	2,844	2,498
Additional paid-in capital	110,683,077	92,742,306
Accumulated deficit	(90,219,306)	(77,440,919)

Total Stockholders’ Equity	20,466,615	15,303,885

Total Liabilities and Stockholders’ Equity	$31,659,058	$33,906,760

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2021	2020
Operating Income
Revenue	$14,000,000	$2,000,000
Cost of revenue	(1,600,000)	(800,000)
Gross Profit	12,400,000	1,200,000

Operating Expenses:
Research and development	14,509,525	13,363,251
General and administrative	10,794,158	7,625,974
Total Operating Expenses	25,303,683	20,989,225

Loss From Operations	(12,903,683)	(19,789,225)

Other Income (Expense):
Small Business Administration Economic
Injury Disaster Grant	—	10,000
Extinguishment of PPP 7(a) loan	463,353	—
Other income, net	47,183	—
Interest expense	(387,756)	(17,042)
Interest income	2,516	26,400

Net Loss	$(12,778,387)	$(19,769,867)

Net Loss Per Share - Basic and Diluted	$(0.49)	$(0.94)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	26,324,081	21,054,706

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Changes in Stockholders’ Equity

	For the Years Ended December 31, 2021 and 2020
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2020	17,100,726	$1,710	$69,409,949	$(57,671,052)	$11,740,607
Issuance of common stock and warrants in private placement [1]	2,675,293	267	5,451,475	—	5,451,742
Issuance of common stock in public offering [2]	3,833,334	383	12,495,325	—	12,495,708
Exercise of stock warrants	1,332,841	134	2,820,228	—	2,820,362
Exercise of stock options	36,391	4	82,157	—	82,161
Stock-based compensation	—	—	2,483,172	—	2,483,172
Net loss	—	—	—	(19,769,867)	(19,769,867)
Balance - December 31, 2020	24,978,585	2,498	92,742,306	(77,440,919)	15,303,885
Issuance of common stock in At the Market offering [3]	2,435,604	244	12,401,675	—	12,401,919
Exercise of stock warrants	885,482	89	2,124,815	—	2,124,904
Exercise of stock options	121,261	12	203,114	—	203,126
Shares withheld from option exercise for employee tax liability	(13,675)	(1)	(26,323)	—	(26,324)
Issuance of SVB warrants [4]	—	—	351,390	—	351,390
Stock-based compensation	—	—	2,886,102	—	2,886,102
Issuance of common stock related to vested restricted stock units	19,359	2	(2)	—	—
Net loss	—	—	—	(12,778,387)	(12,778,387)
Balance - December 31, 2021	28,426,616	$2,844	$110,683,077	$(90,219,306)	$20,466,615

[1] Includes gross proceeds of $5,984,931, less total issuance costs of $533,189.

[2] Includes gross proceeds of $13,800,002, less total issuance costs of $1,304,294.

[3] Includes gross proceeds of $12,785,483, less total issuance costs of $383,564.

[4] Allocated fair value of warrants of $354,539, less allocated issuance costs of $3,149.

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2021	2020
Cash Flows From Operating Activities
Net loss	$(12,778,387)	$(19,769,867)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	2,886,102	2,483,172
Depreciation of property and equipment	221,563	95,415
Amortization of debt discount	68,376	—
Gain on forgiveness of PPP 7(a) Loan	(463,353)	—
Expense reimbursement	(51,588)	—
Gain on disposal of property and equipment	(55,194)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	423,896	218,418
License fee and expense reimbursements receivables	1,397,924	(2,966,039)
Deferred license costs	1,600,000	(1,600,000)
Accounts payable	126,115	(79,693)
Accrued compensation	392,946	233,799
Accrued expenses and other current liabilities	(634,973)	1,000,612
Deferred license fee	(14,000,000)	14,000,000
Security and equipment deposits	—	(1,235)
Deferred rent	(7,859)	1,142

Net Cash Used In Operating Activities	(20,874,432)	(6,384,276)

Cash Flows From Investing Activities
Purchases of property and equipment	(1,226,576)	(261,257)
Vendor deposits for property and equipment	(391,941)	—
Net Cash Used In Investing Activities	(1,618,517)	(261,257)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in private placement [1]	—	5,569,136
Proceeds from sale of common stock in public offering [2]	—	12,734,002
Issuance of common stock in At the Market Offering- October-November 2021 [3]	12,401,919	—
Proceeds from exercise of stock warrants	2,124,904	2,820,362
Proceeds from PPP 7(a) loan	—	463,353
Proceeds from SVB loan	7,500,000	—
Repayments of notes payable	(705,360)	(475,216)
Payment of offering issuance costs	—	(329,038)
Payment of loan issuance costs	(66,618)	—
Proceeds from exercise of stock options	203,126	82,161

Net Cash Provided By Financing Activities	21,457,971	20,864,760

Net (Decrease) Increase in Cash and Cash Equivalents	(1,034,978)	14,219,227

Cash and cash equivalents - Beginning of Period	28,371,828	14,152,601

Cash and cash equivalents - End of Period	$27,336,850	$28,371,828

[1] Includes gross proceeds of $5,984,931, less issuance costs of $415,795 deducted directly from the private placement.

[2] Includes gross proceeds of $13,800,002, less issuance costs of $1,066,000 deducted directly from the offering proceeds.

[3] Includes gross proceeds of $12,785,483, less total issuance costs of $383,564.

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$19,461,850	$28,371,828
Restricted cash	7,875,000	—
	$27,336,850	$28,371,828

Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$227,171	$13,974

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance premium financed by note payable	$705,360	$—
Shares withheld from option exercise for employee tax liability	$26,324	$—
Issuance of common stock related to vested restriced stock units	$2	$—
Warrants issued for debt issuance costs	$351,390	$—

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 – Business Organization and Nature of Operations

Eyenovia, Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on the Company’s proprietary microdose array print (MAPTM) platform technology. The Company aims to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, branded the Optejet®. Optejet µ-therapeutics have the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated that its targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). The Company’s technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for presbyopia, mydriasis and IOP lowering through six Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, the Company is developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently none or few drug therapies approved by the U.S. Food and Drug Administration, or the FDA. The Company’s microdose therapeutics follow the FDA-designated combination product registration and regulatory process. The Company’s products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research, or CDER, is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to FDA CDER for premarket review and approval under new drug applications, or NDAs.

Risks and Uncertainties

Due to the COVID-19 pandemic, there have been delays in trial enrollment as a result of supply chain issues with the Company’s third party suppliers, which in turn diminished the Company’s inventory supply.

Note 2 – Summary of Significant Accounting Policies

Liquidity and Going Concern

As of December 31, 2021, the Company had unrestricted cash and cash equivalents of approximately $19.5 million and an accumulated deficit of approximately $90.2 million. For the years ended December 31, 2021 and 2020, the Company incurred net losses of approximately $12.8 million and $19.8 million, respectively, and used cash in operations of approximately $20.9 million and $6.4 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to generate sufficient recurring revenues or the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

On March 3, 2022, the Company raised approximately $15 million through the issuance and sale of 3,000,000 shares of common stock, pre-funded warrants to purchase an aggregate of 1,870,130 shares of common stock and warrants to purchase an aggregate of 4,870,130 shares of common stock at an exercise price of $3.54 per share. See Note 13 – Subsequent Events – Securities Purchase Agreement.

Subsequent to December 31, 2021, the Company received approximately $0.9 million in gross and net proceeds from the sale of 252,449 shares of its common stock pursuant to the December 2021 Sales Agreement. See Note 11 – Stockholders’ Equity - At-The-Market Offering and Note 13 – Subsequent Events – December 2021 Sales Agreement.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, revenue recognition, the recoverability and useful lives of long-lived assets, the recovery of deferred costs and the deferral of revenues. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain executed agreements are recorded as restricted cash on the balance sheets, such as the collateralized money market account pursuant to the Loan and Security Agreement, dated May 7, 2021 with Silicon Valley Bank (“SVB”), as amended on September 29, 2021 by the First Amendment to the Loan and Security Agreement. See Note 7 - Notes Payable - Silicon Valley Bank Loan. In connection with this loan, the Company has pledged to establish and maintain a collateralized money market account in the amount of $7,875,000. The restricted cash is classified as non-current because management does not expect the restricted cash to be available to satisfy current liabilities during the next twelve months.

The Company has cash deposits and U.S. treasury bills in financial institutions which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of December 31, 2021 and 2020, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $19,211,850 and $28,121,828, respectively.

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

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment losses during the years ended December 31, 2021 and 2020.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, accounts payable, and notes payable approximate fair values due to the short-term nature or effective interest rates of these instruments.

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

Deferred License Fee

The Company enters into license agreements which provides for the receipt of non-refundable, upfront licensing payments. These payments are recorded as deferred license fees and will be earned and recognized as revenue upon the satisfaction of performance obligations. See Revenue Recognition below for additional details.

Deferred License Costs

The Company enters into license agreements which provides for payment of license costs in connection with the Company’s receipt of license fees. These payments are recorded as deferred license costs and will be recorded as an expense when the related license fee revenue is recognized. See Note 10 – Related Party Transactions for additional details.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenue Recognition

The Company’s revenues are generated primarily through research, development and commercialization agreements. The terms of such agreements may contain multiple promised goods and services, which may include (i) licenses to its intellectual property, and (ii) in certain cases, payment in connection with the manufacturing and delivery of clinical supply materials. Payments to us under these arrangements typically include one or more of the following: non-refundable, upfront license fees; milestone payments; payments for clinical product supply, and royalties on future product sales.

The Company analyzes its arrangements to assess whether such arrangements involve joint operating activities. For collaboration arrangements that are deemed to be within the scope of ASC Topic 808, “Collaborative Arrangements” (“ASC 808”), the Company allocates the contract consideration between such joint operating activities and elements that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company’s policy is to recognize amounts allocated to joint operating activities as a reduction in research and development expense.

Under ASC 606, the Company recognizes revenue when its customers obtain control of promised goods or services, in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps:

●	Step 1: Identify the contract with the customer;
●	Step 2: Identify the performance obligations in the contract;
●	Step 3: Determine the transaction price;
●	Step 4: Allocate the transaction price to the performance obligations in the contract; and
●	Step 5: Recognize revenue when the company satisfies a performance obligation.

The Company must make significant judgments in its revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation. In addition, arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered discretionary purchase options. The Company assesses if these options provide a material right to the customer and if so, they are considered performance obligations.

For upfront license fees, the Company must consider how many performance obligations are in the contract and, if more than one, how to allocate the fee to those performance obligations upon satisfaction of the performance obligation(s). Milestone payments represent variable consideration that will be recognized when the performance obligation is achieved. Sales-based royalty payments derived from usage of intellectual property are recognized when those sales occur.

During 2020, the Company entered into a license agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”) and a license agreement (the “Bausch License Agreement”) with Bausch Health Companies, Inc. (“Bausch Health”). Each license has three revenue components:

1)	an upfront license fee;
2)	milestone payments and
3)	royalty payments.

Arctic Vision License Agreement

On August 10, 2020, the Company entered into the Arctic Vision License Agreement pursuant to which Arctic Vision may develop and commercialize MicroPine for the treatment of progressive myopia and MicroLine for the treatment of presbyopia in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. On September 14, 2021, the Company and Arctic Vision executed Amendment 1 to the Arctic Vision License Agreement (“Arctic Vision Amendment 1”), pursuant to which Arctic Vision may develop and commercialize MicroStat for the treatment of mydriasis in Greater China and South Korea.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Upfront License Fees

Under the terms of the Arctic Vision License Agreement, in August 2020, the Company received a non-refundable, upfront payment of $4.0 million, which was recorded as deferred license fees until such time that the related performance obligation was satisfied and the payment was earned. Payment is earned and revenue is recognized once certain trial data has been fully submitted to Arctic Vision, permitting Arctic Vision to seek regulatory approval with the National Medical Products Administration of China. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision in March 2021 and trial data for the other product (MicroLine) was fully submitted to Arctic Vision in June 2021. As a result, the Company recognized the deferred license fees during the year ended December 31, 2021. Pursuant to the terms of the Senju License Agreement (see Note 10 – Related Party Transactions) the Company is required to pay Senju a percentage of payments received from Arctic Vision. Accordingly, the Company paid $1.6 million to Senju in connection with the $4.0 million upfront license fees received from Arctic Vision, which is reflected as cost of revenue in the accompanying statements of operations. In connection with Arctic Vision Amendment 1, Arctic Vision paid the Company a $250,000 upfront fee, which in turn, the Company paid to Senju in connection with Senju Amendment 2 (see Note 10 – Related Party Transactions). The Company did not recognize revenue for the $250,000 upfront payment because it was passed through to Senju.

Milestone Payments

The Company may receive up to a total of $43.75 million in milestone payments in connection with the Arctic Vision License Agreement, as amended, based on various development and regulatory milestones, including the initiation of clinical research and regulatory approvals in Greater China and South Korea, which could result in payments of up to $39.75 million (including aggregate potential milestone revenues related to the filing of Marketing Authorization Applications (“MAA”s) of approximately $15.23 million and the receipt of regulatory approvals of approximately $24.52 million), and development costs of up to $4.0 million. In December 2020, the Company satisfied a milestone performance obligation to file an MAA for a MicroStat product in the United States of America (the “United States”) whereby the Company earned and recognized $2.0 million of milestone revenues. The Company currently anticipates the remaining milestone related performance obligations to be achieved between late 2023 and late 2025.

Royalty Payments

Arctic Vision also will purchase its supply of MicroPine, MicroLine and MicroStat from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned through December 31, 2021. The Company will pay a percentage in the range from 30 to 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement. See Note 10—Related Party Transactions—Senju License Agreement for additional details.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Upfront License Fees

In connection with the Bausch License Agreement, Bausch Health paid the Company a non-refundable, upfront payment of $10.0 million on October 14, 2020. The Company recorded this payment as a deferred license fee until certain trial data were fully submitted to Bausch Health and clinical trial supervisory oversight was transferred to Bausch Health, permitting Bausch Health to assume supervisory oversight of the ongoing MicroPine study (the CHAPERONE study). The required trial data and oversight functions were transferred to Bausch Health during the fourth quarter of 2021. Accordingly, the upfront payment was earned and recognized as revenue during the year ended December 31, 2021.

Milestone Payments

Bausch Health could also pay the Company up to an aggregate of approximately $35.0 million in additional payments, depending on the achievement of certain regulatory and launch-based milestones. No milestone payments were earned during the year ended December 31, 2021. The Company currently anticipates that the aforementioned milestone payments will be earned between late 2024 and late 2025.

Royalty Payments

Under the terms of the Bausch License Agreement, on a country-to-country basis and Bausch Licensed Product-by- Bausch Licensed Product basis, Bausch Health will pay the Company royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from the sales of the Bausch Licensed Product in the Licensed Territory, subject to certain adjustments in the event of generic entry, negative gross profits or patent expiration, for a period of the later to occur of the 10th anniversary of the first commercial sale of a Bausch Licensed Product in such country in the Licensed Territory or the expiration of the last valid patent claim for a Bausch Licensed Product in such country in the Licensed Territory. No royalty payments were earned during the year ended December 31, 2021.

Research and Development

Research and development expenses are charged to operations as incurred. The Company records prepaid expenses on its balance sheet for the payment of research and development expenses in advance of services being provided.

The Company’s license agreements were determined to represent collaborative arrangements. Pursuant to these collaborative arrangements, the licensee is required to reimburse the Company for certain research and development expenses. Providing research and development activities in the context of a collaboration agreement is not an ordinary activity for the Company. Accordingly, the licensee is not a customer with respect to the reimbursements and such payments are not subject to ASC 606 – Revenue Recognition. The Company’s policy is to recognize the reimbursements as contra – research and development expense. The receivable for such payments, plus other license payments, is included in “license fee and expense reimbursements receivable” on the accompanying balance sheets.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

The following securities are excluded from the calculation of weighted average dilutive common shares because their inclusion would have been anti-dilutive:

	December 31,
	2021	2020
Warrants	1,217,715	2,011,313
Options	4,377,398	3,427,705
Restricted stock units	41,778	104,083
Total potentially dilutive shares	5,636,891	5,543,101

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

Recently Adopted Accounting Standards

In July 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-11 “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard, which the Company adopted on January 1, 2020, did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU 2016-02, as amended, is now effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The FASB issued ASU 2019-01 “Leases (Topic 842) Codification Improvements” in March 2019 and ASU 2018-10 “Codification Improvements to Topic 842, Leases” and ASU 2018-11 “Leases (Topic 842) Targeted Improvements” in July 2018, and ASU 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” in December 2018. ASU 2019-01, ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In June 2020, the FASB issued ASC 2020-05, which defers the effective date for non-public and emerging growth companies until fiscal years ended after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company expects that the adoption of this ASU will have a material impact on the Company’s financial statements, primarily as a result of recording right of use assets and lease liabilities for its operating leases.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021. The Company does not expect the adoption of ASU 2019-12 to have a material impact financial position, results of operations, and cash flows.

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. Early adoption is permitted, including adoption in an interim period. If an issuer elects to early adopt the new standard in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its financial position, results of operations, and cash flows.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 3 – Prepaid Expenses and Other Current Assets

As of December 31, 2021 and 2020, prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
Payroll tax receivable	$343,785	$151,942
Prepaid insurance expenses	171,370	110,094
Prepaid general and administrative expenses	71,375	—
Prepaid board of directors fees	66,250	68,250
Prepaid patent expenses	32,797	—
Prepaid rent and security deposit	32,254	25,004
Prepaid conference expenses	12,586	29,403
Other	4,525	11,734
Prepaid licenses and subscriptions	—	57,051
Total prepaid expenses and other current assets	$734,942	$453,478

Note 4 – Property and Equipment, Net

As of December 31, 2021 and 2020, property and equipment consisted of the following:

	December 31,
	2021	2020
Equipment	$854,060	$435,521
Equipment not yet placed in service	254,864	—
Leasehold improvements	490,709	137,765
	1,599,633	573,286
Less: accumulated depreciation and amortization	(328,408)	(176,906)
Property and equipment, net	$1,271,225	$396,380

Depreciation expense was $221,563 and $95,415 for the years ended December 31, 2021 and 2020, respectively, of which $211,604 and $67,595 was included within research and development expenses and $9,959 and $27,820 was included in general and administrative expenses in the statements of operations for the years ended December 31, 2021 and 2020, respectively.

In December 2021, the Company sold equipment used in the CHAPERONE trial with a book value of $130,168 to Bausch Health. The gross proceeds of the sale were $185,362, which resulted in a gain on sale of $55,194.

As of December 31, 2021, the Company had $391,941 of outstanding deposits for equipment purchases which are included within Security and Equipment Deposits in the accompanying balance sheet.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 5 – Accrued Expenses and Other Current Liabilities

As of December 31, 2021 and 2020, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
Accrued research and development expenses	$436,840	$348,254
Accrued consulting and professional services	250,000	235,355
Accrued interest	94,792	3,068
Other	42,407	1,627
Credit card payable	20,000	50,002
Accrued franchise tax	1,680	32,480
Accrued licensing fees	—	804,447
Accrued expense reimbursements	—	5,459
Total accrued expenses and other current liabilities	$845,719	$1,480,692

Note 6 – Accrued Compensation

As of December 31, 2021 and 2020, accrued compensation consisted of the following:

	December 31,
	2021	2020
Accrued bonus expenses	$1,245,795	$938,873
Accrued payroll expenses	297,823	211,799
Total accrued compensation	$1,543,618	$1,150,672

Note 7 – Notes Payable

As of December 31, 2021 and 2020, notes payable consisted of the following:

	December 31, 2021			December 31, 2020
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Paycheck Protection Program loan	$—	$—	$—	$463,353	$—	$463,353
Silicon Valley Bank loan	7,500,000	(349,632)	7,150,368	—	—	—
Total	7,500,000	(349,632)	7,150,368	463,353	—	463,353
Less: Current portion
Paycheck Protection Program loan	—	—	—	(97,539)	—	(97,539)
Silicon Valley Bank loan	(7,500,000)	349,632	(7,150,368)	—	—	—
Notes Payable, Non-Current	$—	$—	$—	$365,814	$—	$365,814

BankDirect Capital Finance Loan

On February 24, 2021, the Company issued a note payable for the purchase of a directors and officers liability insurance policy. The note payable was payable in nine monthly payments consisting of principal and interest amounting to $79,343 for an aggregate amount of $705,360. The note accrued interest at a rate of 2.96% per year and matured on November 24, 2021.The note payable was repaid during the year ended December 31, 2021.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company was eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. The Company applied for loan forgiveness on the PPP Loan in March 2021. The Company received notification in August 2021 that it had received approval for full loan forgiveness of the PPP Loan in the amount of $463,353. The Company has recorded this extinguishment as other income in the statements of operations for the year ended December 31, 2021. The Company also received notification of forgiveness of accrued interest payable of $5,738, which has been reversed from interest expense.

Silicon Valley Bank Loan

On May 7, 2021 (the “Effective Date”), the Company entered into a Loan and Security Agreement (the “Loan”) with Silicon Valley Bank (“SVB”) for an aggregate principal amount of up to $25.0 million. The Loan bears interest at an annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The Loan is secured by all of the Company’s tangible assets. The Loan matures on May 1, 2025. The Loan requires monthly interest-only payments until June 1, 2022. The interest-only period can be extended to June 1, 2023, upon the occurrence of a milestone event. Upon the end of the interest-only period, the Company will make regular monthly amortizing payments of principal and interest through the maturity date. The Loan indicates a prepayment fee of 1.0% to 3.0%, as follows: i) prepayment fee of 3.0% of the principal balance made on or prior to the first anniversary of the Effective Date; ii) prepayment fee of 2.0% of the principal balance made on or prior to the second anniversary of the Effective Date; or iii) prepayment fee of 1.0% of the principal balance made on or prior to the third anniversary of the Effective Date. The Loan also provides for a final payment in an amount equal to the original aggregate principal amount of the multiplied by 5.0%. The final payment is in addition to and not a substitution for the regular monthly payments of principal plus accrued interest and is due on the earliest to occur of the loan maturity date, the repayment of the loan in full or the termination of the Loan Agreement. The Company is accreting the final payment as accrued interest over the term of the Loan.

The initial tranche of the Loan, in the amount of $7.5 million was received by the Company on May 7, 2021. At the Company’s option, the Company has the ability to draw down the remaining $17.5 million in gross proceeds in two tranches over the next two years based upon the achievement of several milestones in accordance with the terms of the Loan.

On September 29, 2021, the Company and SVB executed the First Amendment to the Loan and Security Agreement (the “Amendment”). In accordance with the Amendment, the Company must maintain a collateralized money market account in the amount of $7,875,000. The Company has recorded this amount as restricted cash. See Note 2 - Summary of Significant Accounting Policies - Cash, Cash Equivalents and Restricted Cash. This account must be maintained until the Release Event occurs, which was defined as when the Company has received approval by the FDA of Mydcombi and has achieved the minimum equity raise under the terms of the amended agreement, on or prior to November 30, 2021.

On October 25, 2021, the Company announced the reclassification of Mydcombi as a drug-device combination product by the FDA in a CRL received on October 22, 2021. The Company has prepared the necessary documents for expedited resubmission of the NDA for Mydcombi in response to the CRL. Given the FDA’s recent reclassification of Mydcombi as a drug-device combination and the need to file an NDA resubmission in 2022, the restricted cash became callable on November 30, 2021, at SVB’s election, to satisfy the Loan obligations. Therefore, the Loan has been fully classified as a current note payable. On February 8, 2022, the Company issued a press release announcing that it successfully completed a Type A meeting with the FDA related to the filing of the NDA resubmission for Mydcombi. Following the Type A meeting, the Company and the FDA reached alignment on the path forward toward an NDA resubmission. The Company expects to file the NDA resubmission during the third quarter of 2022.

On November 30, 2021, the Company entered into a Waiver Agreement, pursuant to which SVB waived the Company’s existing default related to the Company’s failure to comply with the minimum equity raise financial covenant set forth in the Loan. However, the Loan is currently callable by SVB due to the Company having not yet received FDA approval of Mydcombi.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

During the year ended December 31, 2021, the Company recorded interest expense relating to the Loan of $317,333, including amortization of debt discount of $68,376.

Note 8 – Income Taxes

The provision for income taxes consists of the following expenses (benefits):

	For The Years Ended
	December 31,
	2021	2020
Deferred tax provision (benefit):
Federal	(1,248,043)	(3,797,052)
State and local	(2,358,623)	(434,082)
	(3,606,666)	(4,231,134)
Change in valuation allowance	3,606,666	4,231,134
Provision for income taxes	$—	$—

The provision for income taxes differs from the United States Federal statutory rate as follows:

	For The Years Ended
	December 31,
	2021	2020
Federal statutory rate	(21.0)%	(21.0)%
State tax rate, net of federal benefit	(7.3)%	(0.1)%
Permanent differences	4.3%	0.5%
Research & development tax credits	(0.6)%	(1.4)%
Prior period adjustments and other	0.2%	0.6%
Rate changes	(3.8)%	0.0%
Change in valuation allowance	28.2%	21.4%
Effective income tax rate	0.0%	0.0%

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Deferred tax assets consist of the following:

	For The Years Ended
	December 31,
	2021	2020
Net operating loss carry forwards	$17,415,488	$12,972,865
Stock-based compensation	2,070,759	1,385,554
Intangible assets	531,454	409,705
Research and development tax credits	605,919	1,861,938
Deferred tax assets, gross	20,623,620	16,630,062
Property and equipment	(463,442)	(76,550)
Deferred tax assets, net before allowance	20,160,178	16,553,512
Valuation allowance	(20,160,178)	(16,553,512)
Deferred tax assets, net	$—	$—

As of December 31, 2021, the Company had approximately $72,000,000 of domestic federal net operating loss carryforwards (“NOLs”) that may be available to offset future federal taxable income. Approximately $10,800,000 of those NOLs will expire during the years ranging from 2034 to 2037. The remaining NOLs of approximately $61,200,000 have no expiration dates. Internal Revenue Code Section 382 limits the utilization of approximately $35,000,000 of those NOLs to approximately $918,000 on an annual basis as a result of ownership changes that occurred through July 15, 2019. As of December 31, 2021, the Company had approximately $27,200,000 of state NOLs and $7,400,000 of local NOLs. The state NOLs expire in 2040, while the local NOLs have no expiration date.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 “Income Taxes Accounting” (“ASC 740”). ASC 740 requires that such a review considers all available positive and negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. After the performance of such reviews as of December 31, 2021 and 2020, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2021 and 2020. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2021 and 2020. No tax related interest or penalties were incurred during the years ended December 31, 2021 and 2020. The Company’s federal, state and local income tax returns beginning with the year ended December 31, 2018 remain subject to examination.

Note 9 – Commitments and Contingencies

Employment Agreements

Effective February 15, 2019, the Company entered into at-will executive employment agreements (the “Executive Employment Agreements”) with Tsontcho Ianchulev, its Chief Executive Officer and Chief Medical Officer, John Gandolfo, its Chief Financial Officer, and Michael Rowe, its Chief Commercial Officer. Mr. Rowe’s Executive Employment Agreement was amended on February 1, 2021 to provide for his new role at the Company. In addition, on February 14, 2022, the Compensation Committee of the Board approved amendments to the Executive Employment Agreements to provide for twelve months of severance pay for each of the executive officers. See Note 13 – Subsequent Events – Employment Agreement Addendums for details regarding further amendments to the Executive Employment Agreements.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Prior to the amendments to the Executive Employment Agreements, each of the Executive Employment Agreements provided that if the executive’s employment is terminated by the Company without “Cause” or the executive suffers an “Involuntarily Termination” (each as defined in the Executive Employment Agreements), provided that the executive has signed a full release of all claims, the executive will be entitled to receive: (i) severance pay equal to three months of his or her then-current base salary (currently estimated at approximately $332,750 in the aggregate), and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his or her spouse and dependents for a period of three months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

Prior to the amendments to the Executive Employment Agreements, each of the Executive Employment Agreements also provided that if, within 12 months following any “Corporate Transaction” (as defined in the Executive Employment Agreements) of the Company, the executive’s employment is terminated by the Company without Cause or the executive suffers an Involuntary Termination, provided that the executive has signed a full release of all claims, the executive will be entitled to receive, in lieu of what is described in the above paragraph: (i) severance pay equal to 12 months of his or her then-current base salary (currently estimated at approximately $1,331,000 in the aggregate), and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his or her spouse and dependents for a period of 12 months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

Operating Leases

On August 8, 2018, the Company entered into a lease agreement to lease approximately 3,800 square feet of office space in New York, NY. The monthly base rent ranges from $19,633 to $22,486 per month over the term of the lease. The lease expires on September 30, 2023. The security deposit is approximately $119,000.

On January 20, 2020, the Company entered into a lease agreement to lease 660 square feet of office space in Laguna Hills, California. The monthly base rent was $1,234 per month. The lease term was one year. The lease has been renewed each year since. The current renewal term expires on April 30, 2022. The monthly base rent is $1,292 per month. In addition, the Company agreed to lease the adjoining premises as part of the lease extension. The additional office space is 660 square feet. The lease term for this space expires April 30, 2023. The monthly rent ranges from $1,750 to $1,838 per month.

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

Also concurrent with the amendment to the Gross Industrial Lease on December 1, 2020, the Company entered into an additional lease agreement to lease 2,169 square feet of additional office space in Redwood City, California. The monthly base rent ranges from $4,468 to $4,602 per month over the term of the lease. The lease expires on August 31, 2023. The security deposit is $4,468.

The Company leases 953 square feet of office space in Reno, NV for research and development activities from a company owned by the Company’s Former VP of R&D. The lease, as amended, expires on September 14, 2022 and provides for lease payments of $5,404 per month and a security deposit in the amount of $5,404. Since the inception of the lease, the Company made $112,600 of leasehold improvements related to this lease which are included in property and equipment, net on the accompanying balance sheets. The Company’s rent expense amounted to $64,848 and $59,724 for the years ended December 31, 2021 and 2020, respectively.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Future minimum payments under the Company’s operating lease agreements are as follows :

For the Year Ending
December 31,	Minimum Lease Payments
2022	$464,452
2023	331,442
$795,894

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 10 – Related Party Transactions

See Note 9 - Commitments and Contingencies for certain commitments and contingencies entered into with certain related parties.

Consulting Agreements

A company of which a member of the Company’s Board of Directors is part owner is a party to a consulting agreement with the Company dated July 6, 2017 that provides for the payment of $9,567 per month, and $250 per hour for any additional work, for advisory services performed by such director. The consulting agreement was terminated on September 1, 2020. The director remains on the Board. The Company incurred expenses of $76,536 during the year ended December 31, 2020 related to the agreement which is included within general and administrative expenses on the statements of operations.

Senju License Agreement

During 2015, the Company entered into an exclusive license agreement with Senju (the “Senju License Agreement”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties on sales (net of certain manufacturing costs) for the term of the Senju License Agreement, subject to certain adjustments upon the loss of patent coverage for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of such a product candidate in a country; or (ii) the expiration of the licensed patents in a country. As of the date of this filing, there have been no commercial sales of such a product in Asia; therefore, no royalties have been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially own greater than 5% of the Company’s common stock.

On April 8, 2020, Eyenovia entered into an amendment (the “Senju License Amendment”) to the Senju License Agreement. Pursuant to the Senju License Amendment, the Company can license to any third party the right to research, develop, commercialize, manufacture or use certain products identified below (the “Senju Licensed Products”) previously licensed to Senju in China (including the People’s Republic of China, Hong Kong, Macao, and Taiwan) and South Korea (the “Territory”) in the agreement executed by the Company on April 8, 2021. The Senju Licensed Products are those using piezo-print technology in a microdose dispenser with (i) atropine sulfate as its sole active ingredient to treat myopia in humans and (ii) pilocarpine as its sole active ingredient to treat presbyopia in humans.

Pursuant to the Senju License Amendment, the Company must pay Senju (a) a percentage in the range of 30 to 40 percent of revenue on any lump-sum payments the Company receives from the third party, revenue (net of costs) obtained by the Company from contract research and/or development of the Senju Licensed Product in the Territory, and revenue (net of costs) obtained by the Company from contract manufacture for the device of the Senju Licensed Product in the Territory, the aggregate of which must be at least a $9 million minimum payment to Senju; and (b) a percentage in the range of 30 to 40 percent of any sales royalty revenue the Company receives

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

from the third party. Since the Company executed a third-party license prior to April 8, 2021, the License Amendment will remain in effect for the duration of the license, subject to early termination.

The Senju License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020 (the “Letter Agreement”). Pursuant to the Letter Agreement, the Company will pay a percentage in the range of 30 to 40 percent of certain payments, royalties, or net proceeds received from Arctic Vision in connection with the Arctic Vision License Agreement to Senju.The Senju License Agreement was amended further by the License Amendment 2, effective September 14, 2021 (the “Amendment 2”). The Amendment 2 excludes Greater China and South Korea from the territory in which Senju was granted an exclusive royalty-bearing license from the Company. In consideration for this exclusion, and upon and after the execution of Amendment 1 with Arctic Vision, the Company must make payments to Senju based on non-royalty license revenue and sales revenue, including the following:

1.	a one-time upfront payment of $250,000, paid on September 17, 2021, which represented an inducement to Senju to approve Amendment 1 of the Arctic Vision License Agreement related to the MicroStat product.
2.	a percentage in the range from thirty percent to forty percent of any upfront or milestone lump sum payments, or net revenues received by the Company in connection with any licensed product using piezo-print technology in a microdose dispenser containing: (a) the chemical substance atropine sulfate as its sole active ingredient and that is used for the treatment of myopia in humans; (b) the chemical substance pilocarpine as its sole active ingredient and that is used for the treatment of presbyopia in humans; or (c) the chemical substances phenylephrine and tropicamide in combination as active ingredients that are used for pharmaceutical mydriasis in humans (the “LA2 Licensed Product”) from certain third parties, and
3.	a percentage in the range from thirty to forty percent of the amounts received by the Company in connection with sales of the LA2 Licensed Product in China and South Korea by certain third parties.

See Note 2 – Summary of Significant Accounting Policies – Revenue - Arctic Vision License Agreement for additional details regarding the Arctic Vision License Agreement.

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

Equity Incentive Plans

On April 7, 2020, the Company’s Board of Directors approved the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “Restated Plan”), which stockholders approved on June 30, 2020. The Restated Plan makes certain changes to the Company’s 2018 Omnibus Stock Incentive Plan, as amended (the “2018 Plan, as amended”). The Restated Plan increases the number of shares of the Company’s common stock reserved for issuance under the 2018 Plan, as amended to 2,950,000 shares. The Restated Plan requires that all equity awards issued under the Restated Plan vest at least twelve months from the applicable grant date, subject to accelerated vesting, and provides that no dividend or dividend equivalent will be paid on any unvested equity award, although dividends with respect to unvested portions of equity may accrue and be paid when, and if, the awards later vest and the shares are actually issued to the grantee. In addition, the Restated Plan sets an annual limit on the grant date fair value of awards to any non-employee director, together with any cash fees paid during the year, of $150,000, subject to certain exceptions for a non-executive chair of the Board. Finally, the Restated Plan made several administrative changes to the 2018 Plan, as amended, including to clarify that awards made under the Restated Plan are intended to be exempt from or comply with Section 409(A) of the Internal Revenue Code of 1986, as amended. The Restated Plan was further amended (the “Amended Restated Plan”) on June 30, 2021 to increase the number of shares of the Company’s common stock reserved for future issuance under the Restated Plan to 4,200,000 shares. As of December 31, 2021, the number of securities remaining available for future issuance under equity compensation plans was 700,741.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Warrants

A summary of the warrant activity during the year ended December 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2021	2,011,313	$2.43
Granted	91,884	4.76
Exercised	(885,482)	2.40
Outstanding December 31, 2021	1,217,715	$2.69	3.7	$1,667,925

Exercisable December 31, 2021	1,217,715	$2.69	3.7	$1,667,925

The following table presents information related to warrants as of December 31, 2021:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.4696	909,451	3.2	909,451
$2.7240	216,380	3.2	216,380
$4.7600	91,884	9.3	91,884
	1,217,715	3.7	1,217,715

During the year ended December 31, 2021, warrants for the purchase of 885,482 shares of the Company’s common stock with exercise prices between $2.058 and $2.4696 per share, respectively, were exercised for aggregate proceeds of approximately $2.1 million.

Securities Purchase Agreement

On March 24, 2020, the Company closed on a private placement of approximately $6.0 million of Units. Each Unit consists of (i) one share of the Company’s common stock, (ii) a one-year warrant to purchase 0.5 of a share of common stock (“Class A Warrant”), and (iii) a five-year warrant to purchase 0.75 of a share of common stock (“Class B Warrant”) (collectively, the Class A Warrants and Class B Warrants, the “Warrants”). The Units were sold to the public at a price of $2.21425 per Unit and to certain directors and executive officers at a price of $2.42625 per Unit. The Company generated approximately $5.45 million of net proceeds in the offering after deducting placement agent fees and offering expenses of $0.53 million. In the offering, the Company issued an aggregate of 2,675,293 shares of common stock, Class A Warrants to purchase up to 1,337,659 shares of common stock, and Class B Warrants to purchase up to 2,006,495 shares of common stock. The exercise price of the Class A Warrants issued to the public is $2.058 per share and the exercise price of the Class A Warrants issued to the directors and officers is $2.27 per share. The exercise price of the Class B Warrants issued to the public is $2.4696 per share and the exercise price of the Class B Warrants issued to the directors and officers is $2.724 per share. See “Warrants” above for additional details.

In connection with the private placement, on March 23, 2020, the Company also entered into a Registration Rights Agreement with the investors. Pursuant to the Registration Rights Agreement, the Company agreed to file with the SEC, no later than 30 days following the date on which the Company filed its Form 10-¬K for the year ended December 31, 2019 with the SEC, a registration statement on Form S-3 covering the shares of common stock issued in the offering and the shares of common stock underlying the Warrants. The Company timely filed the registration statement on Form S-3 (Registration Statement No. 333¬237790), which was declared effective on May 13, 2020 and remains in effect.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the years ended December 31, 2021 and 2020, the Company recorded expense of $2,886,102 ($1,612,942 of which was included within research and development expenses and $1,273,160 was included within general and administrative expenses on the statements of operations) and $2,483,172 ($1,350,894 of which was included within research and development expenses and $1,132,278 was included within general and administrative expenses on the statements of operations), respectively.

Restricted Stock Units

A summary of the restricted stock units activity during the year ended December 31, 2021 is presented below:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2021	104,083	$3.84
Granted	49,964	3.59
Vested	(105,306)	3.86
Forfeited	(6,963)	3.59
RSUs non-vested December 31, 2021	41,778	$3.59

On September 11, 2020, the Company granted members of its Board of Directors an aggregate of 43,728 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vested on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2021 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $150,000, which will be recognized over the vesting period.

Between March 31, 2021 and November 17, 2021 the Company granted members of its Board of Directors an aggregate of 49,964 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2022 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $181,200, which will be recognized over the vesting period.

As of December 31, 2021, there was $121,875 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.9 years.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

At-The-Market Offering

May 2021 Sales Agreement

On May 14, 2021, the Company entered into a Sales Agreement (the “May 2021 Sales Agreement”) with SVB Leerink LLC (“SVB Leerink”) under which the Company was able to offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $30 million through SVB Leerink as its sales agent. Subject to the terms and conditions of the May 2021 Sales Agreement, SVB Leerink was able to sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. SVB Leerink was obligated to use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company had to pay SVB Leerink a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through SVB Leerink under the May 2021 Sales Agreement.

Pursuant to the May 2021 Sales Agreement, the Company commenced sales of its common stock on October 6, 2021. During the year ended December 31, 2021, the Company received approximately $12.8 million in gross proceeds and $12.4 million in net proceeds from the sale of 2,435,604 shares of its common stock under the May 2021 Sales Agreement.

December 2021 Sales Agreement

On December 14, 2021, the Company entered into a Sales Agreement (the “December 2021 Sales Agreement”) with SVB Leerink under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock for gross proceeds of up to $50.0 million through SVB Leerink as its sales agent (the “Offering”). The May 2021 Sales Agreement was terminated upon the effectiveness of the December 2021 Sales Agreement. The issuance and sale of shares, if any, of common stock by the Company under the December 2021 Sales Agreement will be pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-261638) filed with the SEC on December 14, 2021 (the “Registration Statement”), and the prospectus relating to the Offering filed therewith that forms a part of the Registration Statement.

Subject to the terms and conditions of the December 2021 Sales Agreement, SVB Leerink may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. SVB Leerink will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay SVB Leerink a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through SVB Leerink under the December 2021 Sales Agreement, and also has provided SVB Leerink with certain indemnification rights. The Company did not sell any shares of its Common Stock pursuant to the December 2021 Sales Agreement during the fiscal year ended December 31, 2021.

Stock Option Exercises

During the year ended December 31, 2021, stock options for the purchase of an aggregate of 121,261 shares of common stock, with exercise prices ranging from $1.95 to $3.11 per share, were exercised. One of the exercises was a cashless exercise, whereby 13,675 shares were withheld and not issued, to cover the cost to exercise and payroll taxes. Consequently, the exercises resulted in the issuance of 107,586 shares of common stock and the receipt of $203,125 of cash proceeds.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Year Ended
	December 31,
	2021	2020
Expected term (years)	5.85 - 10.00	5.85 - 10.00
Risk free interest rate	0.45% - 1.58%	0.26% -1.32%
Expected volatility	92% - 94%	96% - 99%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the years ended December 31, 2021 and 2020 was approximately $5.39 and $3.01 per share, respectively.

A summary of the option activity during the year ended December 31, 2021 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2021	3,427,705	$3.37
Granted	1,106,107	5.39
Exercised	(121,261)	2.07
Forfeited	(35,153)	3.67
Outstanding, December 31, 2021	4,377,398	$3.89	7.6	$3,809,684

Exercisable, December 31, 2021	2,525,368	$3.48	6.6	$3,003,992

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

The following table presents information related to stock options as of December 31, 2021:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	3.2	260,000
$1.95	567,636	5.5	567,636
$2.72	764,419	8.4	382,210
$2.74	667	7.0	500
$2.89	249,751	8.4	128,868
$3.11	656,078	7.6	519,514
$3.43	58,920	8.7	24,554
$3.48	35,000	8.7	14,584
$3.59	57,918	—	—
$3.71	43,000	8.6	20,306
$4.00	2,000	6.9	2,000
$4.06	35,000	—	—
$4.53	127,000	—	—
$4.68	20,000	8.1	12,223
$4.81	219,000	—	—
$5.10	6,000	6.7	5,833
$5.11	1,637	—	—
$5.19	16,500	6.7	16,500
$5.25	26,668	4.8	26,668
$5.77	50,000	9.0	16,667
$6.01	652,899	—	—
$6.20	300,387	6.6	300,387
$6.30	60,000	6.5	60,000
$8.72	166,918	6.3	166,918
	4,377,398	6.6	2,525,368

As of December 31, 2021, there was $5,260,000 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.9 years.

Note 12 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2019, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. For the years ended December 31, 2021 and 2020, the Company recorded expense of $175,352 and $138,785 associated with its matching contributions, respectively.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 13 – Subsequent Events

December 2021 Sales Agreement

Subsequent to December 31, 2021, the Company received approximately $0.9 million in gross and net proceeds from the sale of 252,449 shares of its common stock pursuant to the December 2021 Sales Agreement.

Securities Purchase Agreement

On March 3, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 3,000,000 shares (the “Shares”) of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,870,130 shares of Common Stock and warrants to purchase an aggregate of 4,870,130 shares of common stock (the “Investor Warrants”), (the “March 2022 Offering”).

The offering price for the Shares was $3.08 per Share and the offering price for the Pre-Funded Warrants was $3.07 per Pre-Funded Warrant, which represents the per Share public offering price less $0.01 per share exercise price for each Pre-Funded Warrant. The Investor Warrants will have an exercise price of $3.54 per share and each Investor Warrant will be exercisable for one share of Common Stock. The Investor Warrants will be exercisable beginning six months from the date of issuance and the Pre-Funded Warrants will be exercisable immediately upon issuance. The Pre-Funded Warrants shall terminate when fully exercised and the Investor Warrants will terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the March 2022 Offering were approximately $15 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Investor Warrants. No underwriter or placement agent participated in the March 2022 Offering.

The March 2022 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-261638), as previously filed with and declared effective by the Securities and Exchange Commission and a related prospectus.

Employment Agreement Addendums

On March 10, 2022, the Compensation Committee of the Board approved amendments to the Executive Employment Agreements (the “Employment Agreement Addendums”) for three executive officers. Each of the Employment Agreement Addendums provides that if the executive’s employment is terminated by the Company without “Cause” or the executive suffers an “Involuntarily Termination” (each as defined in the employment agreements), provided that the executive has signed a full release of all claims, the executive will be entitled to receive: (i) severance pay equal to twelve months of his or her then-current base salary (currently estimated at approximately $1,331,000 in the aggregate), and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his or her spouse and dependents for a period of twelve months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

Stock Options

Subsequent to December 31, 2021, the Company issued ten-year stock options to certain employees and consultants to purchase an aggregate of 389,422 shares of common stock of the Company at exercise prices ranging from $3.10 to $3.60 per share. The options vest as follows: (i) one-third of the shares vest on the one-year anniversary of the issuance date; and (ii) the remaining two-thirds vest in equal installments beginning 13 months from the issuance date and ending 36 months from the issuance date. The fair value of the options will be recognized over the vesting period.

Restricted Stock Units

Subsequent to December 31, 2021, the Company approved to amend the terms of an aggregate amount of 13,926 unvested RSUs issued to certain former directors that had been forfeited on their departure date. Pursuant to the amendment, the unvested RSUs shall continue to vest until the earlier of: (i) twelve months from the date of grant; or (ii) the Company’s 2022 annual meeting of stockholders.