Form 10-Q
period 2022-03-31
EYENOVIA, INC.
filed 2022-05-13
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

The number of outstanding shares of the registrant’s common stock was 33,568,554 as of May 13, 2022.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$26,716,269	$19,461,850
License fee and expense reimbursements receivable	1,364,309	1,805,065
Prepaid expenses and other current assets	2,318,047	734,942
Total Current Assets	30,398,625	22,001,857

Restricted cash	7,875,000	7,875,000
Property and equipment, net	1,370,359	1,271,225
Security deposits	119,035	119,035
Equipment deposits	425,036	391,941

Total Assets	$40,188,055	$31,659,058

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,534,764	$1,614,104
Accrued compensation	675,394	1,543,618
Accrued expenses and other current liabilities	404,707	845,719
Deferred rent - current portion	23,780	18,685
Notes payable - current portion, net	7,740,120	7,150,368

Total Current Liabilities	10,378,765	11,172,494

Deferred rent - non-current portion	15,080	19,949

Total Liabilities	10,393,845	11,192,443

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 31,698,424 and 28,426,616 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3,171	2,844
Additional paid-in capital	127,350,010	110,683,077
Accumulated deficit	(97,558,971)	(90,219,306)
Total Stockholders’ Equity	29,794,210	20,466,615
Total Liabilities and Stockholders’ Equity	$40,188,055	$31,659,058

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Operating Income
Revenue	$—	$2,000,000
Cost of revenue	—	(800,000)
Gross Profit	—	1,200,000

Operating Expenses:
Research and development	3,712,584	4,322,648
General and administrative	3,474,965	2,243,990
Total Operating Expenses	7,187,549	6,566,638

Loss From Operations	(7,187,549)	(5,366,638)

Other Income (Expense):
Other (expense) income,net	(7,073)	18,585
Interest expense	(145,237)	(5,148)
Interest income	194	1,534

Net Loss	$(7,339,665)	$(5,351,667)

Net Loss Per Share - Basic and Diluted	$(0.24)	$(0.21)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	30,008,194	25,330,563

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	28,426,616	$2,844	$110,683,077	$(90,219,306)	$20,466,615

Issuance of common stock and warrants in registered direct offering [1]	3,000,000	300	14,897,608	—	14,897,908

Issuance of common stock in At the Market offering [2]	252,449	25	860,340	—	860,365

Stock-based compensation	—	—	908,987	—	908,987

Issuance of common stock related to vested restricted stock units	19,359	2	(2)	—	—

Net loss	—	—	—	(7,339,665)	(7,339,665)

Balance - March 31, 2022	31,698,424	$3,171	$127,350,010	$(97,558,971)	$29,794,210

[1] Includes gross proceeds of $14,981,299 less total issuance costs of $83,391.

[2] Includes gross proceeds of $886,974, less total issuance costs of $26,609.

	For the Three Months Ended March 31, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	24,978,585	$2,498	$92,742,306	$(77,440,919)	$15,303,885

Exercise of stock warrants	644,992	65	1,530,925	—	1,530,990

Stock-based compensation	—	—	656,913	—	656,913

Net loss	—	—	—	(5,351,667)	(5,351,667)

Balance - March 31, 2021	25,623,577	$2,563	$94,930,144	$(82,792,586)	$12,140,121

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(7,339,665)	$(5,351,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	908,987	656,913
Depreciation of property and equipment	75,432	33,281
Amortization of debt discount	26,215	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(907,774)	(251,091)
License fee and expense reimbursements receivables	440,756	2,057,808
Deferred license costs	—	800,000
Accounts payable	(79,340)	353,452
Accrued compensation	(868,224)	(579,940)
Accrued expenses and other current liabilities	(441,012)	(291,600)
Deferred license fee	—	(2,000,000)
Deferred rent	226	(1,002)
Net Cash Used In Operating Activities	(8,184,399)	(4,573,846)

Cash Flows From Investing Activities
Purchases of property and equipment	(174,567)	(344,320)
Vendor deposits for property and equipment	(33,095)	—
Net Cash Used In Investing Activities	(207,662)	(344,320)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in registered direct offering [1]	14,981,299	—
Issuance of common stock in At the Market Offering [2]	860,365	—
Proceeds from exercise of stock warrants	—	1,530,990
Repayments of notes payable	(111,793)	(77,604)
Payment of offering issuance costs	(83,391)	—
Net Cash Provided By Financing Activities	15,646,480	1,453,386
Net Increase (Decrease) in Cash and Cash Equivalents	7,254,419	(3,464,780)
Cash and cash equivalents - Beginning of Period	27,336,850	28,371,828
Cash and cash equivalents - End of Period	$34,591,269	$24,907,048

[1] Includes gross proceeds of $14,981,299, of which $5,741,299 is pre-funded warrants.

[2] Includes gross proceeds of $886,974, less total issuance costs of $26,609.

Cash,cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$26,716,269	$24,907,048
Restricted cash	7,875,000	—
	$34,591,269	$24,907,048
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$95,585	$3,997

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance premium financed by note payable	$675,331	$705,360
Issuance of common stock related to vested restricted stock units	$2	$—

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on the Company’s proprietary microdose array print (MAPTM) platform technology. The Company aims to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using its high-precision targeted ocular delivery system, branded the Optejet®. Optejet µ-therapeutics have the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated that its targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). The Company’s technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for presbyopia, mydriasis and intraocular pressure (“IOP”) lowering through six Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, the Company is developing the next generation of smart ophthalmic therapeutics which target new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration (“FDA”). The Company’s microdose therapeutics follow the FDA-designated combination product registration and regulatory process. The Company’s products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research (“CDER”) is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA CDER for premarket review and approval under new drug applications, or NDAs.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2022 and for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Going Concern

As of March 31, 2022, the Company had unrestricted cash of approximately $26.7 million and an accumulated deficit of approximately $97.6 million. For the three months ended March 31, 2022 and 2021, the Company incurred net losses of approximately $7.3 million and $5.4 million, respectively, and used cash in operations of approximately $8.2 million and $4.6 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain executed agreements are recorded as Restricted Cash on the balance sheets, such as the collateralized money market account pursuant to the Loan and Security Agreement, dated May 7, 2021 with Silicon Valley Bank (“SVB”), as amended on September 29, 2021 by the First Amendment to the Loan and Security Agreement (the “First Amendment”). See Note 6 - Notes Payable - Silicon Valley Bank Loan. In connection with the First Amendment, the Company pledged to establish and maintain a collateralized money market account in the amount of $7,875,000.

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of March 31, 2022 and December 31, 2021, the Company had cash balances in excess of FDIC insurance limits of $26,466,269 and $19,211,850, respectively.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	March 31,
	2022	2021
Options	4,774,473	3,429,342
Warrants	7,957,975	1,366,321
Restricted stock units	115,329	105,306
Total potentially dilutive shares	12,847,777	4,900,969

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

The Company analyzes its arrangements to assess whether such arrangements involve joint operating activities. For collaboration arrangements that are deemed to be within the scope of Accounting Standards Codification (“ASC”) Topic 808, “Collaborative Arrangements” (“ASC 808”), the Company allocates the contract consideration between such joint operating activities and elements that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC Topic 606, “Revenue from Contracts with Customers” (“ASC 606”). The Company’s policy is to recognize amounts allocated to joint operating activities as a reduction in research and development expense.

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

The Company must make significant judgments in its revenue recognition process, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each performance obligation. In addition, arrangements that include rights to additional goods or services that are exercisable at a customer’s discretion are generally considered discretionary purchase options. The Company assesses whether these options provide a material right to the customer and if so, they are considered performance obligations.

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

Clinical Supply Arrangements

Bausch Health and Arctic Vision have contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis.   Our licensing agreements with Bausch Health and Arctic Vision represent collaborative arrangements and they are not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) to report the net income from the clinical supply arrangements as other income.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Recently Adopted Accounting Standards

On May 3, 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. The Company adopted ASU 2021-04 effective January 1, 2022. This standard did not have a material impact on its financial position, results of operations or cash flow.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Prepaid Expenses and Other Current Assets

As of March 31, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2022	2021
Prepaid insurance expenses	$965,631	$171,370
Payroll tax receivable	487,910	343,785
Clinical supply deferred costs	336,438	—
Prepaid professional fees	120,000	—
Prepaid general and admin expenses	99,874	71,375
Prepaid board of directors fees	95,000	66,250
Prepaid conference expenses	89,627	12,586
Prepaid patent expenses	53,266	32,797
Prepaid rent and security deposit	36,722	32,254
Other	33,579	4,525
Total prepaid expenses and other current assets	$2,318,047	$734,942

Note 4 – Accrued Compensation

As of March 31, 2022 and December 31, 2021, accrued compensation consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued bonus expenses	$332,563	$1,245,795
Accrued payroll expenses	342,831	297,823
Total accrued compensation	$675,394	$1,543,618

Note 5 – Accrued Expenses and Other Current Liabilities

As of March 31, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Accrued consulting and professional services	$208,325	$250,000
Accrued interest	118,230	94,792
Accrued research and development expenses	36,667	436,840
Credit card payable	19,558	20,000
Accrued franchise tax	13,100	1,680
Accrued travel and entertainment expenses	5,548	—
Other	3,279	42,407
Total accrued expenses and other current liabilities	$404,707	$845,719

Note 6 – Notes Payable

As of March 31, 2022 and December 31, 2021, notes payable consisted of the following:

	March 31, 2022			December 31, 2021
	Notes	Debt		Notes	Debt
	Payable	Discount	Net	Payable	Discount	Net
D&O insurance policy loan	$563,538	$—	$563,538	$—	$—	$—
Silicon Valley Bank loan	7,500,000	(323,418)	7,176,582	7,500,000	(349,632)	7,150,368
Notes payable, current	$8,063,538	$(323,418)	$7,740,120	$7,500,000	$(349,632)	$7,150,368

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On February 24, 2022, the Company issued a note payable for the purchase of a directors and officers’ liability insurance policy (the “D&O Loan”). The D&O Loan is payable in six monthly payments consisting of principal and interest amounting to $113,628 for an aggregate principal amount of $675,331. The note accrues interest at a rate of 3.26% per year and matures on August 24, 2022. During the three months ended March 31, 2022, the Company repaid $111,793 of principal balance on the D&O Loan.

During the three months ended March 31, 2022, the Company recorded interest expense of $145,237, of which $143,403 is related to the SVB loan (including amortization of debt discount of $26,214) and $1,834 is related to the D&O Loan.

Note 7 – Commitments and Contingencies

Employment Agreements

On February 14, 2022, the Compensation Committee of the Board approved amendments to the Employment Agreements with its executive officers (the “Employment Agreement Addendums”). Each of the Employment Agreement Addendums provides that if the executive’s employment is terminated by the Company without “Cause” or the executive suffers an “Involuntary Termination” (each as defined in the employment agreements), provided that the executive has signed a full release of all claims, the executive will be entitled to receive: (i) severance pay equal to twelve months of his or her then-current base salary (currently estimated at approximately $1,331,000 in the aggregate), and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his or her spouse and dependents for a period of twelve months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

Operating Leases

The Company leases 953 square feet of office space in Reno, Nevada for research and development activities from a company owned by the Company’s former Vice President of Research and Development. The lease, as amended, expires on September 14, 2022 and provides for lease payments of $5,404 per month and a security deposit in the amount of $5,404. Since the inception of the lease, the Company has made $112,600 of leasehold improvements related to this lease which are included in property and equipment, net on the accompanying balance sheets. The Company’s rent expense amounted to $17,095 and $17,020 for the three months ended March 31, 2022 and 2021, respectively.

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 8 – Stockholders’ Equity

At-The-Market Offerings

December 2021 Sales Agreement

On December 14, 2021, the Company entered into a Sales Agreement (the “December 2021 Sales Agreement”) with SVB Leerink under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock for gross proceeds of up to $50.0 million through SVB Leerink as its sales agent (the “At-the-Market Offering”). The Company’s prior sales agreement, with SVB Leerink, entered into in May 2021, was terminated upon the effectiveness of the December 2021 Sales Agreement. The issuance and sale of shares, if any, of common stock by the Company under the December 2021 Sales Agreement will be pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-261638) filed with the SEC on December 14, 2021 (the “Registration Statement”), and the prospectus relating to the At-the-Market Offering filed therewith that forms a part of the Registration Statement.

Subject to the terms and conditions of the December 2021 Sales Agreement, SVB Leerink may sell the common stock by any method permitted by law deemed to be an “at –the- market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. SVB Leerink will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay SVB Leerink a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through SVB Leerink under the December 2021 Sales Agreement, and also has provided SVB Leerink with certain indemnification rights. Through

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

March 31, 2022, the Company received approximately $0.9 million in net proceeds from the sale of 252,449 shares of its common stock pursuant to the December 2021 Sales Agreement.

Securities Purchase Agreement

On March 3, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 3,000,000 shares (the “Shares”) of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,870,130 shares of common stock and warrants to purchase an aggregate of 4,870,130 shares of common stock (the “Investor Warrants”) in a registered direct offering (the “March 2022 Offering”). The Company determined that the warrants qualified for equity classification.

The offering price for the Shares was $3.08 per Share and the offering price for the Pre-Funded Warrants was $3.07 per Pre-Funded Warrant, which represents the per Share public offering price less $0.01 per share exercise price for each Pre-Funded Warrant. The Investor Warrants have an exercise price of $3.54 per share and each Investor Warrant is exercisable for one share of common stock. The Investor Warrants will be exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are exercisable immediately upon issuance. The Pre-Funded Warrants shall terminate when fully exercised and the Investor Warrants will terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the March 2022 Offering were approximately $15 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Investor Warrants. No underwriter or placement agent participated in the March 2022 Offering. See Note 10 – Subsequent Events for additional information.

The March 2022 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-261638), as previously filed with and declared effective by the Securities and Exchange Commission and a related prospectus.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended March 31, 2022 and 2021, the Company recorded expense of $908,987 ($501,181 of which was included within research and development expenses and $407,806 was included within general and administrative expenses on the statements of operations) and $656,913 ($329,713 of which was included within research and development expenses and $327,200 was included within general and administrative expenses on the statements of operations), respectively.

Restricted Stock Units

A summary of the restricted stock units activity during the three months ended March 31, 2022 is presented below:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2022	41,778	$3.59
Granted	13,926	3.10
Vested	—	—
Forfeited	(6,963)	3.59
RSUs non-vested March 31, 2022	48,741	$3.45

Vested RSUs undelivered March 31, 2022	66,588	$3.85

To date, the RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until the termination of service.

As of March 31, 2022, there was $54,688 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.6 years.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2022	2021
Expected term (years)	0.58 - 10.00	5.85
Risk free interest rate	0.76% - 1.98%	0.92%
Expected volatility	82% - 90%	94%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three months ended March 31, 2022 and 2021 were approximately $2.28 and $3.82 per share, respectively.

A summary of the option activity during the three months ended March 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2022	4,377,398	$3.89
Granted	408,728	3.19
Forfeited	(11,653)	4.47
Outstanding March 31, 2022	4,774,473	$3.82	7.5	$1,387,425

Exercisable March 31, 2022	2,962,028	$3.67	6.7	$1,266,390

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to stock options as of March 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.24	260,000	3.0	260,000
$1.95	567,636	5.3	567,636
$2.72	764,419	8.2	445,912
$2.74	667	6.8	667
$2.89	249,751	8.2	150,202
$3.10	336,922	—	—
$3.11	656,078	7.4	570,728
$3.43	58,920	8.5	58,920
$3.48	35,000	8.4	17,500
$3.59	67,571	—	—
$3.60	52,500	—	—
$3.71	43,000	8.3	23,889
$4.00	2,000	6.6	2,000
$4.06	35,000	—	—
$4.53	127,000	—	—
$4.68	20,000	7.8	13,890
$4.81	219,000	—	—
$5.10	6,000	6.4	5,833
$5.11	1,637	9.0	1,637
$5.19	16,500	6.4	16,500
$5.25	26,668	4.5	26,668
$5.77	50,000	8.7	20,834
$6.01	652,899	8.8	253,907
$6.20	300,387	6.3	300,387
$6.30	60,000	6.3	60,000
$8.72	164,918	6.0	164,918
	4,774,473	6.7	2,962,028

As of March 31, 2022, there was $5,295,408 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.9 years.

Warrants

A summary of the warrant activity for the three months ended March 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2022	1,217,715	$2.69
Granted	6,740,260	2.56
Outstanding March 31, 2022	7,957,975	$2.58	3.8	$6,283,580

Exercisable March 31, 2022	3,087,845	$1.07	3.5	$6,283,580

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to warrants as of March 31, 2022:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.0100	1,870,130	N/A	1,870,130
$2.4696	909,451	3.0	909,451
$2.7240	216,380	3.0	216,380
$3.5400	4,870,130	—	—
$4.7600	91,884	9.1	91,884
	7,957,975	3.5	3,087,845

Note 9 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2022 and 2021, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended March 31, 2022 and 2021, the Company recorded expense of $86,099 and $64,178 associated with its matching contributions, respectively.

Note 10 – Subsequent Events

The Company has evaluated events that have occurred after the balance sheet date and through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed below.

SVB Loan Amendment

On May 6, 2022, the Company and SVB agreed to amend the terms of the SVB Loan dated May 7, 2021.  Pursuant to the amendment, the repayment term of the SVB Loan is reduced to 24 consecutive calendar months and the date that the first payment is due by the Company is extended to June 1, 2023.

Warrant Exercises

Subsequent to March 31, 2022, the Company issued an aggregate of 1,870,130 shares of the Company’s common stock pursuant to the exercise of the Pre-Funded Warrants at an exercise price of $0.01 per share for aggregate gross proceeds of $18,701. See Note 8 – Stockholders’ Equity – Securities Purchase Agreement and Note 8 – Stockholders’ Equity - Warrants for additional information.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

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

Overview

We are a clinical stage ophthalmic company developing a pipeline of advanced therapeutics based on our proprietary microdose array print (MAP™) platform technology. We aim to achieve clinical microdosing of next-generation formulations of novel and existing ophthalmic pharmaceutical agents using our high-precision targeted ocular delivery system, branded the Optejet®. Optejet µ-therapeutics have the potential to replace conventional eye dropper delivery and improve safety, tolerability, patient compliance and topical delivery success for ophthalmic eye treatments. In the clinic, the Optejet has demonstrated that its targeted horizontal microdose delivery can achieve a significantly higher rate of successful ocular topical delivery compared to the established rate reported with traditional eye drops (~ 90% vs. ~ 50%). Our technology is designed to achieve single-digit µl-volume physiologic drug delivery with up to a 75% reduction in ocular drug and preservative topical dosing and has demonstrated significant improvement in the therapeutic index in drugs used for presbyopia, mydriasis and IOP lowering through six Phase II and Phase III trials. Conventional eye formulations lack high-precision micro-volume delivery and expose the ocular surface to approximately 300% more medication and preservatives than are physiologically indicated leading to clinically recognized ocular and non-ocular side effects. Using the Optejet, we are developing the next generation of smart ophthalmic therapeutics targeting new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration (the “FDA”). Our microdose therapeutics follow the FDA’s regulatory and approval process for combination products. Our products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research (“CDER”), is designated as the lead center with primary jurisdictional oversight of our products. Accordingly, the product candidates are submitted to the FDA CDER for premarket review and approval under new drug applications, or NDAs.

Our pipeline is currently focused on the late-stage development of novel, potential first-in-class therapeutic indications for an estimated 25 million potential pediatric patients with progressive myopia in the United States and an estimated over 100 million potential patients with age-related near vision impairment, or presbyopia—indications where there is tremendous unmet need and, to our knowledge, there exists only one known FDA-approved therapy, developed by Allergan. We are also developing the first microdose fixed combination ophthalmic pharmaceutical for mydriasis to address the estimated over 100 million annual comprehensive eye exams involving pupil dilation.

MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our investigational new drug application (“IND”) to initiate a Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, there have been delays in trial enrollment as a result of supply chain issues with our third party suppliers, which in turn diminished our inventory supply.

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

Mydcombi™ (or MicroStat) is our fixed combination formulation of tropicamide-phenylephrine for mydriasis, designed to be a novel approach for the estimated over 100 million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for Mydcombi and announced positive results from these studies, known as MIST-1 and MIST-2, and have submitted an NDA to the FDA seeking approval to market the product in the U.S. In October 2021, we received a complete response letter (“CRL”) in response to our NDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device but were previously classified by the FDA as drugs must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. We are in the process of providing additional non-clinical device information and expect to file our NDA resubmission in the third quarter of 2022.

On August 10, 2020, we entered into the Arctic Vision License Agreement, which was amended on September 14, 2021, with Arctic Vision, pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $43.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Exclusive License Agreement with Senju dated March 8, 2015, as amended.  For a description of the Senju license agreement, see Note 2— Summary of Significant Accounting Policies—Arctic Vision License Agreement and Note 10—Related Party Transactions—Senju License Agreement to our audited financial statements included in this Annual Report on Form 10-K on March 30, 2022.

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

Our net losses were $7.3 million and $5.4 million for the three months ended March 31, 2022 and 2021. As of March 31, 2022, we had working capital and an accumulated deficit of approximately $20.0 million and $97.6 million, respectively.

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

Results of Operations

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment was recorded as $4.0 million of deferred license fee and $1.6 million of deferred cost of revenue. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision during the three months ended March 31, 2021. Therefore, one half of the upfront payment, or $2.0 million, was earned during the three months ended March 31, 2021.

No payments related to the Arctic Vision License Agreement or Senju license agreement were earned or recognized during the three months ended March 31, 2022.

Research and Development Expenses

	For the Three Months Ended
	March 31,
	2022	2021
Personnel-related expenses	$1,566,056	$1,243,314
Direct clinical and non-clinical expenses	1,127,486	2,254,616
Non-cash stock-based compensation expenses	501,181	329,713
Facilities expenses	230,188	267,950
Supplies and materials	183,541	162,271
Other expenses	104,132	64,784
Total research and development expenses	$3,712,584	$4,322,648

Research and development expenses for the three months ended March 31, 2022 totaled approximately $3.7 million, a decrease of $0.6 million, or 14.0%, as compared to $4.3 million recorded for the three months ended March 31, 2021. The decrease was primarily attributable to a $1.1 million decrease in direct clinical and non-clinical expenses primarily due to production and testing for Mydcombi and the formulation of MicroLine in 2021, whereas no new batches were manufactured in 2022, offset by an increase of $0.5 million in personnel-related expenses resulting from new hires and stock-based compensation expense.

General and Administrative Expenses

	For the Three Months Ended March 31,
	2022	2021
Professional fees	$1,206,849	$496,726
Salaries and benefits	1,028,782	669,359
Stock-based compensation	407,806	327,200
Insurance expense	251,219	190,145
Other	209,136	137,194
Sales and marketing	179,309	308,203
Facilities expense	106,031	46,913
Director fees and expense	85,833	68,250
	$3,474,965	$2,243,990

General and administrative expense for the three months ended March 31, 2022 totaled $3.5 million, an increase of $1.3 million, or 59.1%, as compared to $2.2 million recorded for the three months ended March 31, 2021. This increase was primarily attributable to a $0.7 million increase in professional fees associated with an increase of legal and accounting activity in connection with the March 2022 Offering and the At-the-Market Offering facility, and increased recruiting fees for newly hired employees and directors, a $0.4 million increase in salaries and benefits which resulted from new hires, a $0.1 million increase in non-cash stock-based compensation expense, and a $0.1 million increase in the premium for our directors and officers liability insurance policy.

Liquidity and Capital Resources; Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2022	2021

Cash and cash equivalents	$26,716,269	$19,461,850
Restricted cash	7,875,000	7,875,000
Total	$34,591,269	$27,336,850

Working capital	$20,019,860	$10,829,363

Notes payable (gross)	$8,063,538	$7,500,000

Since inception, we have experienced negative cash flows from operations. As of March 31, 2022, our accumulated deficit since inception was $97.6 million.

As of March 31, 2022, we had an unrestricted cash balance of $26.7 million, working capital of $20.0 million and stockholders’ equity of $29.8 million. As of March 31, 2022 and December 31, 2021, we had $8.1 million and $7.5 million, respectively, of debt outstanding.

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

During the three months ended March 31, 2022 and 2021, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2022 was $8.2 million, which includes cash used to fund a net loss of $7.3 million, reduced by $1.0 million of non-cash expenses and $1.9 million of cash used in operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2021 was $4.6 million, which includes cash used to fund a net loss of $5.4 million, reduced by $0.7 million of non-cash expenses and $0.1 million of cash provided by changes in operating assets and liabilities.

Cash used in investing activities for the three months ended March 31, 2022 was $0.2 million, which was related to vendor deposits, leasehold improvement expenditures, and purchases of property and equipment. Cash used in investing activities for the three months ended March 31, 2021 was $0.3 million, which was related to leasehold improvement expenditures and the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2022 totaled $15.7 million, which was mainly attributable to aggregate proceeds received from the March 2022 Offering and the use of the At-the-Market Offering facility. Net cash provided by financing activities for the three months ended March 31, 2021 totaled $1.5 million, which was mainly attributable to aggregate proceeds from the exercise of warrants.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay: (a) $2.6 million to settle our March 31, 2022 accounts payable and accrued expenses; (b) $0.5 million relating to our non-cancelable operating lease commitments; (c) $1.5 million of potential executive severance pay; and (d) $8.1 million of payments due under our notes payable.

After twelve months we have commitments to pay an additional $0.2 million relating to our non-cancelable operating lease commitments.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

For a description of our critical accounting estimates, see Item 7 – Critical Accounting Estimates in our Annual Report on Form 10-K filed on March 30, 2022.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently a party to any material legal proceedings. From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Settlement Agreement by and between Eyenovia, Inc.and Stuart Grant, dated as of February 4, 2022	8-K	001-38365	10.1	February 7, 2022
10.2	Form of Purchase Agreement between the Company and the Purchaser, dated March 3, 2022	8-K	001-38365	10.1	March 9, 2022
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
*This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

Date: May 13, 2022	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial Officer)