Form 10-Q
period 2022-06-30
EYENOVIA, INC.
filed 2022-08-11
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2022

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

The number of outstanding shares of the registrant’s common stock was 34,212,862 as of August 9, 2022.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2022	2021
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$21,506,582	$19,461,850
Deferred clinical supply costs	1,538,380	—
License fee and expense reimbursements receivable	709,234	1,805,065
Prepaid expenses and other current assets	1,858,530	721,438

Total Current Assets	25,612,726	21,988,353

Restricted cash	7,875,000	7,875,000
Property and equipment, net	1,406,666	1,271,225
Security deposits	201,407	132,539
Equipment deposits	510,239	391,941

Total Assets	$35,606,038	$31,659,058

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,686,794	$1,614,104
Accrued compensation	1,014,084	1,543,618
Accrued expenses and other current liabilities	824,302	845,719
Deferred rent - current portion	27,462	18,685
Notes payable	7,429,131	7,150,368
Total Current Liabilities	11,981,773	11,172,494
Deferred rent - non-current portion	13,528	19,949

Total Liabilities	11,995,301	11,192,443

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 33,623,053 and 28,426,616 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3,363	2,844
Additional paid-in capital	128,405,445	110,683,077
Accumulated deficit	(104,798,071)	(90,219,306)
Total Stockholders’ Equity	23,610,737	20,466,615
Total Liabilities and Stockholders’ Equity	$35,606,038	$31,659,058

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating Income
Revenue	$—	$2,000,000	$—	$4,000,000
Cost of revenue	—	(800,000)	—	(1,600,000)
Gross Profit	—	1,200,000	—	2,400,000

Operating Expenses:
Research and development	3,586,866	3,684,647	7,299,450	8,007,296
General and administrative	3,534,590	2,297,492	7,009,555	4,541,482
Total Operating Expenses	7,121,456	5,982,139	14,309,005	12,548,778

Loss From Operations	(7,121,456)	(4,782,139)	(14,309,005)	(10,148,778)

Other Income (Expense):
Other income, net	33,376	18,566	26,303	37,152
Interest expense	(153,436)	(78,047)	(298,673)	(83,195)
Interest income	2,416	220	2,610	1,754

Net Loss	$(7,239,100)	$(4,841,400)	$(14,578,765)	$(10,193,067)

Net Loss Per Share - Basic and Diluted	$(0.22)	$(0.19)	$(0.46)	$(0.40)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	33,644,867	25,927,303	31,836,582	25,630,572

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three and Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	28,426,616	$2,844	$110,683,077	$(90,219,306)	$20,466,615

Issuance of common stock and warrants in registered direct offering [1]	3,000,000	300	14,897,608	—	14,897,908

Issuance of common stock in At the Market offering [2]	252,449	25	860,340	—	860,365

Stock-based compensation	—	—	908,987	—	908,987

Issuance of common stock related to vested restricted stock units	19,359	2	(2)	—	—

Net loss	—	—	—	(7,339,665)	(7,339,665)

Balance - March 31, 2022	31,698,424	$3,171	$127,350,010	$(97,558,971)	$29,794,210

Exercise of stock warrants	1,870,130	187	18,514		18,701

Stock-based compensation	—	—	1,036,926	—	1,036,926

Issuance of common stock related to vested restricted stock units	54,499	5	(5)	—	—

Net loss	—	—	—	(7,239,100)	(7,239,100)
Balance - June 30, 2022	33,623,053	$3,363	$128,405,445	$(104,798,071)	$23,610,737

[1]Includes gross proceeds of $14,981,299 less total issuance costs of $83,391.

[2]Includes gross proceeds of $886,974, less total issuance costs of $26,609.

	For the Three and Six Months Ended June 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	24,978,585	$2,498	$92,742,306	$(77,440,919)	$15,303,885

Exercise of stock warrants	644,992	65	1,530,925	—	1,530,990

Stock-based compensation	—	—	656,913	—	656,913

Net loss	—	—	—	(5,351,667)	(5,351,667)
Balance - March 31, 2021	25,623,577	$2,563	$94,930,144	$(82,792,586)	$12,140,121

Exercise of stock warrants	232,022	23	572,978	—	573,001

Exercise of stock options	91,047	9	130,081	—	130,090

Issuance of SVB warrants [1]	—	—	351,390	—	351,390

Stock-based compensation	—	—	637,355	—	637,355

Net loss	—	—	—	(4,841,400)	(4,841,400)
Balance – June 30, 2021	25,946,646	$2,595	$96,621,948	$(87,633,986)	$8,990,557

[1]Allocated fair value of warrants of $354,539, less allocated issuance costs of $3,149.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(14,578,765)	$(10,193,067)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,945,913	1,294,268
Depreciation of property and equipment	145,901	75,243
Amortization of debt discount	52,431	15,514
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(461,761)	(259,996)
License fee and expense reimbursements receivables	1,095,831	2,066,707
Deferred clinical supply costs	(1,538,380)	—
Deferred license costs	—	1,600,000
Security and equipment deposits	(68,868)	—
Accounts payable	1,072,690	205,969
Accrued compensation	(529,534)	(280,006)
Accrued expenses and other current liabilities	(21,417)	(425,769)
Deferred license fee	—	(4,000,000)
Deferred rent	2,356	(2,004)
Net Cash Used In Operating Activities	(12,883,603)	(9,903,141)

Cash Flows From Investing Activities
Purchases of property and equipment	(281,342)	(647,744)
Vendor deposits for property and equipment	(118,298)	—
Net Cash Used In Investing Activities	(399,640)	(647,744)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in registered direct offering [1]	14,981,299	2,103,991
Net issuance of common stock in At the Market Offering [2]	860,365	—
Proceeds from exercise of stock warrants	18,701	—
Proceeds from SVB loan	—	7,500,000
Repayments of notes payable	(448,999)	(311,563)
Payment of offering issuance costs	(83,391)	—
Payment of loan issuance costs	—	(66,618)
Proceeds from exercise of stock options	—	130,090
Net Cash Provided By Financing Activities	15,327,975	9,355,900
Net Increase (Decrease) in Cash and Cash Equivalents	2,044,732	(1,194,985)
Cash and cash equivalents - Beginning of Period	27,336,850	28,371,828
Cash and cash equivalents - End of Period	$29,381,582	$27,176,843

[1]Includes gross proceeds of $14,981,299, of which $5,741,299 is pre-funded warrants.

[2]Includes gross proceeds of $886,974, less total issuance costs of $26,609.

Cash,cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$21,506,582	$27,176,843
Restricted cash	7,875,000	—
	$29,381,582	$27,176,843
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$199,367	$70,457

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance premium financed by note payable	$675,331	$705,360
Issuance of SVB stock warrants	$—	$351,390
Issuance of common stock related to vested restricted stock units	$7	$—

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is a clinical stage ophthalmic company developing an advanced drug delivery technology to improve the lives of patients with ophthalmic diseases and conditions. The proprietary platform, the Optejet®, utilizes Microdose Array Print (MAP™) technology that consistently delivers ~8 µL of individual microdroplets evenly and directly to the corneal surface. The Company aims to achieve precision in ophthalmic drug delivery of novel and existing ophthalmic pharmaceutical agents. The precise delivery of a low-volume columnar spray by the Optejet® device also minimizes contamination with a non-protruding nozzle and self-closing shutter. This technology may replace eye droppers by advancing drug delivery beyond the limitations of patient coordination, drug overexposure, gravity, contamination potential, and discomfort towards a more precise, comfortable, and successful drug administration for improved patient care. The ergonomic and functional design of the Optejet® delivers microdroplets horizontally faster than the blink reflex to minimize instillation discomfort and overflow spillage, providing a more comfortable experience. In the clinic, the Optejet® has demonstrated that its targeted delivery achieves a significantly high rate of successful administration of 98% upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%. The diagnostics and therapeutics in the Company’s pipeline have been tested in Randomized Controlled Trials and demonstrated significant results in improving the benefit to risk profile for drug delivery. For example, the Company’s deliberately designed technology provides a 75% reduction in ocular drug and preservative exposure to significantly improve the therapeutic index in drugs used for presbyopia, mydriasis and intraocular pressure (“IOP”) lowering through eight clinical trials. Eyedrops expose the ocular surface to approximately 300% more medication and preservatives that can lead to unintended effects and induce collateral tissue damage. Drug delivery via the Optejet device reduces ocular exposure to preservatives comparable to that of non-preserved formulations demonstrating potentially less surface damage from ocular stress. To address unmet medical needs, the Company is developing the next generation of smart ophthalmic therapeutics to target new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration (“FDA”). The Company’s investigational products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research (“CDER”) is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA CDER for premarket review and approval under new drug applications, or NDAs.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Liquidity and Going Concern

As of June 30, 2022, the Company had unrestricted cash of approximately $21.5 million and an accumulated deficit of approximately $104.8 million. For the six months ended June 30, 2022 and 2021, the Company incurred net losses of approximately $14.6 million and $10.2 million, respectively, and used cash in operations of approximately $12.9 million and $9.9 million, respectively. Subsequent to June 30, 2022, the Company received approximately $1.0 million in gross and net proceeds from the sale of 589,809 shares of our common stock pursuant to our At-the-Market Offering program with SVB Leerink. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through licensing transactions, the sale of additional equity or debt securities or otherwise, to support its future operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce general and administrative and sales and marketing costs in order to conserve its cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain executed agreements are recorded as Restricted Cash on the balance sheets, such as the collateralized money market account pursuant to the Loan and Security Agreement, dated May 7, 2021 (the “SVB Loan”) with Silicon Valley Bank (“SVB”), as amended on September 29, 2021 by the First Amendment to the Loan and Security Agreement (the “First Amendment”). See Note 6 - Notes Payable. In connection with the First Amendment, the Company pledged to establish and maintain a collateralized money market account in the amount of $7,875,000.

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of June 30, 2022 and December 31, 2021, the Company had cash balances in excess of FDIC insurance limits of $21,256,582 and $19,211,850, respectively.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	June 30,
	2022	2021
Options	4,926,750	4,104,519
Warrants	6,087,845	1,226,183
Restricted stock units	111,110	105,306
Total potentially dilutive shares	11,125,705	5,436,008

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

During 2020, the Company entered into a license agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”) and a license agreement (the “Bausch License Agreement”) with Bausch + Lomb, Inc. (“Bausch + Lomb”). Each license has three revenue components:

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

Clinical Supply Arrangements

Bausch + Lomb and Arctic Vision have contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. Our licensing agreements with Bausch + Lomb and Arctic Vision represent collaborative arrangements and they are not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) to report the net income from the clinical supply arrangements as other income.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 3 – Prepaid Expenses and Other Current Assets

As of June 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2022	2021
Prepaid insurance expenses	724,504	171,370
Payroll tax receivable	555,166	343,785
Prepaid research and development expenses	249,550	—
Prepaid general and admin expenses	116,870	71,375
Prepaid patent expenses	63,190	32,797
Prepaid conference expenses	52,530	12,586
Prepaid professional fees	50,000	—
Other	27,970	4,525
Prepaid security deposits	18,750	18,750
Prepaid board of directors fees	—	66,250
Total prepaid expenses and other current assets	$1,858,530	$721,438

Note 4 – Accrued Compensation

As of June 30, 2022 and December 31, 2021, accrued compensation consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued bonus expenses	$661,423	$1,245,795
Accrued payroll expenses	352,661	297,823
Total accrued compensation	$1,014,084	$1,543,618

Note 5 – Accrued Expenses and Other Current Liabilities

As of June 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Accrued research and development expenses	$357,316	$436,840
Accrued consulting and professional services	225,000	250,000
Accrued interest	144,531	94,792
Credit card payable	46,700	20,000
Accrued franchise tax	26,200	1,680
Other	18,799	42,407
Accrued travel and entertainment expenses	5,756	—
Total accrued expenses and other current liabilities	$824,302	$845,719

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Notes Payable

As of June 30, 2022 and December 31, 2021, notes payable consisted of the following:

	June 30, 2022			December 31, 2021
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
D&O insurance policy loan	$226,333	$—	$226,333	$—	$—	$—
Silicon Valley Bank loan	7,500,000	(297,202)	7,202,798	7,500,000	(349,632)	7,150,368
Notes payable, current	$7,726,333	$(297,202)	$7,429,131	$7,500,000	$(349,632)	$7,150,368

On February 24, 2022, the Company issued a note payable for the purchase of a directors and officers liability insurance policy (the “D&O Loan”). The D&O Loan is payable in six monthly payments consisting of principal and interest amounting to $113,628 for an aggregate principal amount of $675,331. The note accrues interest at a rate of 3.26% per year and matures on August 24, 2022. During the six months ended June 30, 2022, the Company repaid an aggregate of $448,999 of principal balance on the D&O Loan.

During the three months ended June 30, 2022, the Company recorded interest expense of $153,436, of which $149,758 is related to the SVB Loan (including amortization of debt discount of $26,217) and $3,678 is related to the D&O Loan. During the six months ended June 30, 2022, the Company recorded interest expense of $298,673, of which $293,161 is related to the SVB Loan (including amortization of debt discount of $52,431) and $5,512 is related to the D&O Loan.

SVB Loan Amendment

On May 6, 2022, the Company and SVB agreed to amend the terms of the SVB Loan dated May 7, 2021. Pursuant to the amendment, the repayment term of the SVB Loan is reduced to 24 consecutive calendar months and the date that the first payment is due by the Company is extended to June 1, 2023. The amendment did not result in a 10% change in the net present value of the SVB Loan cash flows and, accordingly, the amendment was accounted for as a modification (a continuation of the original loan).

Note 7 – Commitments and Contingencies

Employment Agreements

On February 14, 2022, the Compensation Committee of the Board of Directors of the Company (the “Board”) approved amendments to the Employment Agreements with its executive officers (the “Employment Agreement Addendums”). Each of the Employment Agreement Addendums provides that if the executive’s employment is terminated by the Company without “Cause” or the executive suffers an “Involuntary Termination” (each as defined in the employment agreements), provided that the executive has signed a full release of all claims, the executive will be entitled to receive: (i) severance pay equal to twelve months of his or her then-current base salary (estimated at approximately $1,517,000 in the aggregate as of the date of the Employment Agreement Addendums), and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his or her spouse and dependents for a period of twelve months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

Operating Leases

The Company leases 953 square feet of office space in Reno, Nevada for research and development activities from a company owned by the Company’s former Vice President of Research and Development. The lease, as amended, expires on September 14, 2022 and provides for lease payments of $5,404 per month and a security deposit in the amount of $5,404. Since the inception of the lease, the Company has made $112,600 of leasehold improvements related to this lease which are included in property and equipment, net on the accompanying balance sheets. The Company’s rent expense for this space is recorded in Research and Development on the condensed statement of operations and amounted to $16,212 for the three months ended June 30, 2022 and 2021, and $32,424 for the six months ended June 30, 2022 and 2021.

On April 8, 2022, the Company agreed to enter into a lease agreement for a new office space of 3,916 square feet commencing on June 1, 2022 in Laguna Hills, CA. The lease expires on July 31, 2027 and provides for lease payments of $9,203 per month payable on the first day of each month commencing September 1, 2022, and a security deposit of $11,400. The Company’s rent expense for this space is recorded in General and Administrative on the condensed statement of operations and amounted to $9,457 during the three and six months ended June 30, 2022.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On May 19, 2022, the Company agreed to enter into a lease agreement for a new office space located in Reno, Nevada of 10,881 square feet commencing on May 23, 2022. The amended lease expires on September 23, 2027 with an option to extend the lease for an additional period of 60 months, and provides for lease payments ranging from $13,056 per month to $16,663 per month and a security deposit of $53,000. The Company’s rent expense for this space is recorded in Research and Development on the condensed statement of operations and amounted to $18,549 during the three and six months ended June 30, 2022. This lease replaces the aforementioned 953 square foot Reno lease.

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

Subject to the terms and conditions of the December 2021 Sales Agreement, SVB Leerink may sell the common stock by any method permitted by law deemed to be an “at –the- market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. SVB Leerink will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay SVB Leerink a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through SVB Leerink under the December 2021 Sales Agreement, and also has provided SVB Leerink with certain indemnification rights. Through June 30, 2022, the Company received approximately $0.9 million in net proceeds from the sale of 252,449 shares of its common stock pursuant to the December 2021 Sales Agreement.

Securities Purchase Agreement

On March 3, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional and accredited investor (the “Purchaser”), relating to the issuance and sale of 3,000,000 shares (the “Shares”) of common stock, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 1,870,130 shares of common stock and warrants to purchase an aggregate of 4,870,130 shares of common stock (the “Investor Warrants”) in a registered direct offering (the “March 2022 Offering”). The Company determined that the warrants qualified for equity classification.

The offering price for the Shares was $3.08 per Share and the offering price for the Pre-Funded Warrants was $3.07 per Pre-Funded Warrant, which represents the per Share public offering price less $0.01 per share exercise price for each Pre-Funded Warrant. The Investor Warrants have an exercise price of $3.54 per share and each Investor Warrant is exercisable for one share of common stock. The Investor Warrants will be exercisable beginning six months from the date of issuance and the Pre-Funded Warrants are exercisable immediately upon issuance. The Pre-Funded Warrants shall terminate when fully exercised and the Investor Warrants will terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the March 2022 Offering were approximately $15 million with aggregate issuance costs of approximately $83,000, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Investor Warrants. No underwriter or placement agent participated in the March 2022 Offering.

The March 2022 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-261638), as previously filed with and declared effective by the Securities and Exchange Commission and a related prospectus.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Equity Incentive Plan

On June 16, 2022, the stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan, reserving an additional 1,500,000 shares of common stock for further issuance under such plan.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended June 30, 2022 and 2021, the Company recorded expense of $1,036,926 ($516,669 of which was included within research and development expenses and $520,257 was included within general and administrative expenses on the statements of operations) and $637,355 ($319,497 of which was included within research and development expenses and $317,858 was included within general and administrative expenses on the statements of operations), respectively. For the six months ended June 30, 2022 and 2021, the Company recorded expense of $1,945,913 ($1,017,850 of which was included within research and development expenses and $928,063 was included within general and administrative expenses on the statements of operations) and $1,294,268 ($649,210 of which was included within research and development expenses and $645,058 was included within general and administrative expenses on the statements of operations), respectively.

Restricted Stock Units

A summary of the restricted stock units activity during the six months ended June 30, 2022 is presented below:

		Weighted
		Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2022	41,778	$3.59
Granted	131,614	1.99
Vested	(55,319)	3.37
Forfeited	(6,963)	3.59
RSUs non-vested June 30, 2022	111,110	$1.80

Vested RSUs undelivered June 30, 2022	67,408	$3.70

To date, the RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until the termination of service.

As of June 30, 2022, there was $191,667 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 1.0 years.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Expected term (years)	5.09 - 5.50	5.85 - 10.00	0.58 - 10.00	5.85 - 10.00
Risk free interest rate	2.79% - 2.79%	0.80% - 1.58%	0.76% - 2.79%	0.45% - 1.58%
Expected volatility	88%	93%	82% - 90%	93% - 94%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three months ended June 30, 2022 and 2021 was approximately $1.37 and $3.48 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the six months ended June 30, 2022 and 2021 was approximately $2.02 and $4.33 per share, respectively.

A summary of the option activity during the six months ended June 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2022	4,377,398	$3.89
Granted	571,505	2.81
Forfeited	(22,153)	4.38
Outstanding June 30, 2022	4,926,750	$3.76	7.3	$207,677

Exercisable June 30, 2022	3,275,927	$3.69	6.6	$184,600

The following table presents information related to stock options as of June 30, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.00 - $1.99	981,481	4.3	827,636
$2.00 - $2.99	1,023,769	7.9	690,748
$3.00 - $3.99	1,247,491	7.2	786,669
$4.00 - $4.99	395,000	8.8	61,614
$5.00 - $5.99	100,805	6.3	75,639
$6.00 - $6.99	1,013,286	7.2	668,703
$7.00 +	164,918	5.8	164,918
	4,926,750	6.6	3,275,927

As of June 30, 2022, there was $4,605,289 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.7 years.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

A summary of the warrant activity for the six months ended June 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2022	1,217,715	$2.69
Granted	6,740,260	2.56
Exercised	(1,870,130)	0.01
Outstanding June 30, 2022	6,087,845	$3.37	4.8	$—

Exercisable June 30, 2022	1,217,715	$2.69	3.2	$—

The following table presents information related to warrants as of June 30, 2022:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.4696	909,451	2.7	909,451
$2.7240	216,380	2.7	216,380
$4.7600	91,884	8.9	91,884
$3.5400	4,870,130	—	—
	6,087,845	3.2	1,217,715

Stock Warrant Exercises

During the six months ended June 30, 2022, the Company issued an aggregate of 1,870,130 shares of common stock pursuant to the exercise of pre-funded warrants for aggregate proceeds of $18,701 at an exercise price of $0.01 per share.

Note 9 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2022 and 2021, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended June 30, 2022 and 2021, the Company recorded expense of $47,883 and $46,663 associated with its matching contributions, respectively. During the six months ended June 30, 2022 and 2021, the Company recorded expense of $133,982 and $110,841 associated with its matching contributions, respectively.

Note 10 – Subsequent Events

Transition of Chief Executive Officer

On July 27, 2022, the Company announced the appointment of Michael Rowe as its new Chief Executive Officer, effective August 1, 2022, with Dr. Tsontcho (Sean) Ianchulev becoming Executive Chairman of the Board. Mr. Rowe will also serve as a member of the Board.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On July 26, 2022, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Rowe under which he will serve as Chief Executive Officer of the Company. Under the terms of the Employment Agreement, Mr. Rowe will receive an annual salary of $575,000. He is eligible to receive a cash bonus of up to 60% of his base salary. Additionally, Mr. Rowe received an option to purchase 440,000 shares of the Company’s common stock, pursuant to the Company's Amended and Restated 2018 Omnibus Stock Incentive Plan, as amended. Mr. Rowe will also continue to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As a result of the change of salary, the aggregate potential severance pay for the executive officers of the Company is approximately $1,004,000.

The Company also entered into an agreement with Dr. Ianchulev (the “Executive Chairman Agreement”) pursuant to which Dr. Ianchulev will provide medical expertise and consultation related to the Company’s research and development programs, and such other matters as reasonably requested by the Company for an initial period of one year. In consideration for Dr. Ianchulev’s services, the Company has agreed to provide Dr. Ianchulev with a $5,000 monthly retainer throughout the term of the agreement, in addition to the compensation payable to all non-employee members of the Board.

Stock Options and Restricted Stock Units

Subsequent to June 30, 2022, the Company issued ten-year stock options to purchase an aggregate of 56,406 shares of common stock of the Company at an exercise price of $1.90 per share and issued an aggregate of 40,374 restricted stock units to certain directors. The stock options and restricted stock units vest on the earlier of June 16, 2023, or the date of the 2023 annual meeting of stockholders.

Subsequent to June 30, 2022, the Company issued ten-year stock options to certain employees to purchase an aggregate of 69,000 shares of common stock of the Company at an exercise price of $1.66 per share. The options vest as follows: (i) one-third of the shares vest on the one-year anniversary of the issuance date; and (ii) the remaining two-thirds vest in equal installments beginning 13 months from the issuance date and ending 36 months from the issuance date. The fair value of the options will be recognized over the vesting period.

At-the-Market Offering Program

Subsequent to June 30, 2022, the Company received approximately $1.0 million in gross and net proceeds from the sale of 589,809 shares of our common stock pursuant to our At-the-Market Offering program with SVB Leerink.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

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

Overview

We are a clinical stage ophthalmic company developing an advanced drug delivery technology to improve the lives of patients with ophthalmic diseases and conditions. We aim to achieve precision in ophthalmic drug delivery of novel and existing ophthalmic pharmaceutical agents. The precise delivery of a low-volume columnar spray by the Optejet® device also minimizes contamination with a non-protruding nozzle and self-closing shutter. This technology may replace eye droppers by advancing drug delivery beyond the limitations of patient coordination, drug overexposure, gravity, contamination potential, and discomfort towards a more precise, comfortable, and successful drug administration for improved patient care. The ergonomic and functional design of the Optejet® delivers microdroplets horizontally faster than the blink reflex to minimize instillation discomfort and overflow spillage, providing a more comfortable experience. In the clinic, the Optejet® has demonstrated that its targeted delivery achieves a significantly high rate of successful administration of 98% upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%. The diagnostics and therapeutics in the Company’s pipeline have been tested in Randomized Controlled Trials and demonstrated significant results in improving the benefit to risk profile for drug delivery. For example, the Company’s deliberately designed technology provides a 75% reduction in ocular drug and preservative exposure to significantly improve the therapeutic index in drugs used for presbyopia, mydriasis and intraocular pressure (“IOP”) lowering through eight clinical trials. Eyedrops expose the ocular surface to approximately 300% more medication and preservatives that can lead to unintended effects and induce collateral tissue damage. Drug delivery via the Optejet device reduces ocular exposure to preservatives comparable to that of non-preserved formulations demonstrating potentially less surface damage from ocular stress. To address unmet medical needs, the Company is developing the next generation of smart ophthalmic therapeutics to target new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration (“FDA”). The Company’s investigational products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research (“CDER”) is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA CDER for premarket review and approval under new drug applications, or NDAs.

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

MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our investigational new drug application (“IND”) to initiate a Phase III registration trial of MicroPine (the “CHAPERONE study”) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, we experienced delays in trial enrollment as a result of supply chain issues with our third party suppliers, which in turn diminished our inventory supply. As of December 2021, per our license agreement described below, Bausch + Lomb, Inc. (“Bausch + Lomb”) manages enrollment of the CHAPERONE study. We have successfully expanded our manufacturing capabilities with our partnership with Coastline International, Inc. and the construction of our Redwood City, CA fill finish facility, and we expect to be able to reliably supply this study with clinical product by the third quarter of 2022.

On October 9, 2020, we entered into a license agreement (the “Bausch License Agreement”) with Bausch + Lomb, pursuant to which Bausch + Lomb may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch + Lomb also will pay us royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch + Lomb assumed sponsorship of the IND as well as oversight and the costs related to the ongoing CHAPERONE study.

MicroLine is our investigational pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. Allergan recently received FDA approval for and launched VuityTM, which is a pilocarpine solution for the treatment of presbyopia. We are currently enrolling our second Phase III study, VISION-2, using the same molecule, but with the advantages of our Optejet delivery system. We anticipate top-line results from VISION-2 in the third quarter of 2022.

Mydcombi™ (or MicroStat) is our fixed combination formulation of tropicamide-phenylephrine for mydriasis, designed to be a novel approach for the estimated over 100 million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for Mydcombi and announced positive results from these studies, known as MIST-1 and MIST-2, and have submitted an NDA to the FDA seeking approval to market the product in the U.S. In October 2021, we received a complete response letter (“CRL”) in response to our NDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device but were previously classified by the FDA as drugs must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. We are in the process of providing additional non-clinical device information and expect to file our NDA resubmission in the fourth quarter of 2022.

On August 10, 2020, we entered into a license agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”), which was amended on September 14, 2021, pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $43.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to an exclusive license agreement with Senju dated March 8, 2015, as amended. For a description of the Senju license agreement, see Note 2 — Summary of Significant Accounting Policies—Arctic Vision License Agreement and Note 10 — Related Party Transactions—Senju License Agreement to our audited financial statements included in the Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Historically, we have financed our operations principally through equity offerings. We have also generated cash through licensing arrangements and our credit facility with Silicon Valley Bank (“SVB”). However, based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our ability to continue as a going concern depends on our ability to complete additional licensing or business development transactions or raise additional capital, through licensing transactions, the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Our net losses were $7.2 million and $14.6 million for the three and six months ended June 30, 2022. As of June 30, 2022, we had working capital and an accumulated deficit of $13.6 million and $104.8 million, respectively.

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

In addition, our license agreements with Arctic Vision and Bausch + Lomb require them to assume or reimburse us for specified research and development costs.

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

No payments related to the Arctic Vision License Agreement or Senju license agreement were earned or recognized during the six months ended June 30, 2022.

Results of Operations

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment was recorded as $4.0 million of deferred license fees and $1.6 million of deferred cost of revenue. Trial data for one of the product candidates that is subject to the Arctic Vision License Agreement (MicroLine) was fully submitted to Arctic Vision in June 2021. As a result, the Company recognized the remaining $2.0 million of deferred license fees and recognized the remaining $0.8 million of deferred license costs related to the Senju payment during the three months ended June 30, 2021. We had no revenues during the three months ended June 30, 2022.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2022 totaled $3.6 million, a decrease of $0.1 million, or 2.7%, as compared to $3.7 million recorded for the three months ended, June 30, 2021. Research and development expenses consisted of the following:

	For the Three Months Ended
	June 30,
	2022	2021
Personnel-related expenses	$1,524,119	$1,344,263
Direct clinical and non-clinical expenses	1,088,950	1,325,582
Non-cash stock-based compensation expenses	516,669	319,497
Facilities expenses	294,726	324,789
Other expenses	141,546	92,959
Supplies and materials	20,856	277,557
Total research and development expenses	$3,586,866	$3,684,647

The increase in personnel-related expenses was primarily due to salary increases and new staff additions made in late 2021 and early 2022, primarily related to the anticipated Mydcombi launch. The increase in non-cash stock-based compensation expenses resulted from stock option grants related to the new hires. The decrease in direct clinical and non-clinical expenses was primarily due to Mydcombi product testing expense that was primarily done in 2021.

General and Administrative Expenses

	For the Three Months Ended June 30,
	2022	2021
Professional fees	$1,061,299	$436,923
Salaries and benefits	905,017	637,227
Stock-based compensation	520,257	317,858
Insurance expense	268,571	239,191
Sales and marketing	318,198	299,148
Other	250,325	225,346
Facilities expense	115,923	64,799
Director fees and expense	95,000	77,000
	$3,534,590	$2,297,492

General and administrative expenses for the three months ended June 30, 2022 totaled $3.5 million, an increase of $1.2 million, or 52.2%, as compared to $2.3 million recorded for the three months ended June 30, 2021. This increase was primarily attributable to a $0.5 million increase in compensation expense due to new hires and stock-based compensation awards, an increase of $0.6 million in professional services due to increased legal and professional recruiting expenses as well as the addition of new directors in 2022. In addition, there was an increase of $0.1 million associated with increased travel expenses associated with increased marketing and medical affairs activity.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment was recorded as $4.0 million of deferred license fees and $1.6 million of deferred cost of revenue. Trial data for two of the product candidates that are subject to the Arctic Vision License Agreement (MicroPine and MicroLine) was fully submitted to Arctic Vision during the six months ended June 30, 2021. As a result, we recognized the $4.0 million of deferred license fees and recognized $1.6 million of deferred license costs related to the Senju payment during the six months ended June 30, 2021. We had no revenues during the six months ended June 30, 2022.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2022 totaled $7.3 million, a decrease of $0.7 million, or 8.8%, as compared to $8.0 million recorded for the six months ended, June 30, 2021. Research and development expenses consisted of the following:

	For the Six Months Ended June 30,
	2022	2021
Personnel-related expenses	$2,972,710	$2,587,577
Direct clinical and non-clinical expenses	1,874,685	3,598,783
Non-cash stock-based compensation expenses	1,017,850	649,210
Supplies and materials	691,902	439,829
Facilities expenses	508,333	574,153
Other expenses	233,970	157,744
Total research and development expenses	$7,299,450	$8,007,296

The increase in personnel-related expenses was primarily due to salary increases and costs related to staff additions made in late 2021 and early 2022 mainly related to the ramp up for the Mydcombi launch. Stock option grants for these new hires resulted in the increase in non-cash stock-based compensation expenses. The decrease in direct clinical and non-clinical expenses was mainly due to Mydcombi product testing expense that was primarily done in 2021. The increase in costs related to supplies and materials was primarily due to the anticipated commercialization of Mydcombi.

General and Administrative Expenses

	For the Six Months Ended June 30,
	2022	2021
Professional fees	$2,268,148	$933,649
Salaries and benefits	1,933,800	1,306,586
Stock-based compensation	928,063	645,058
Insurance expense	519,789	429,336
Sales and marketing	497,506	607,351
Other	459,462	362,540
Facilities expense	221,954	111,712
Director fees and expense	180,833	145,250
	$7,009,555	$4,541,482

General and administrative expenses for the six months ended June 30, 2022 totaled $7.0 million, an increase of $2.5 million, or 55.6%, as compared to $4.5 million recorded for the six months ended June 30, 2021. The variance was primarily attributable to an increase of (1) $1.3 million in professional fees related to legal services ($0.8 million), professional recruiting expenses ($0.4 million) and consulting expenses ($0.1 million) and (2) an increase of $0.9 million for salaries and benefits and stock-based compensation mainly due to new hires.

Liquidity and Capital Resources and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$21,506,582	$19,461,850
Restricted cash	7,875,000	7,875,000
Total	$29,381,582	$27,336,850

Working capital	$13,630,953	$10,829,363

Notes payable (gross)	$7,726,333	$7,500,000

Since inception, we have experienced negative cash flows from operations. As of June 30, 2022, our accumulated deficit since inception was $104.8 million.

As of June 30, 2022, we had an unrestricted cash balance of $21.5 million, working capital of $13.6 million and stockholders’ equity of $23.6 million. As of June 30, 2022 and December 31, 2021, we had $7.7 million and $7.5 million, respectively, of notes payable (gross) outstanding. Subsequent to June 30, 2022, the Company received approximately $1.0 million in gross and net proceeds from the sale of 589,809 shares of our common stock pursuant to our At-the-Market Offering program with SVB Leerink.

These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q are issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce general and administrative and sales and marketing costs in order to conserve our cash.

During the six months ended June 30, 2022 and 2021, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2022 was $12.9 million, which includes cash used to fund a net loss of $14.6 million, reduced by $2.1 million of non-cash expenses, plus $0.4 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2021 was $9.9 million, which includes cash used to fund a net loss of $10.2 million, reduced by $1.4 million of non-cash expenses, plus $1.1 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the six months ended June 30, 2022 was $0.4 million, which was related to purchases of and vendor deposits for property and equipment. Cash used in investing activities for the six months ended June 30, 2021 was $0.6 million, which was related to purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2022 totaled $15.3 million, which was attributable to $15.9 million of gross proceeds received from the March 2022 Offering and the At-the-Market Offering. This was slightly offset by the repayment of $0.4 million of notes payable and the $0.1 million payment of the March 2022 Offering issuance costs. Net cash provided by financing activities for the six months ended June 30, 2021 totaled $9.4 million, which was attributable to aggregate net proceeds from the Silicon Valley Bank loan of $7.4 million, the exercise of stock warrants of $2.1 million and the exercise of stock options of $0.1 million. This was slightly offset by the repayment of $0.3 million of notes payable.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay: (a) $4.5 million to settle our June 30, 2022 accounts payable, accrued compensation, and accrued expenses and other current liabilities; (b) $0.7 million relating to our non-cancelable operating lease commitments; (c) $1.5 million of potential executive severance pay; and (d) $7.7 million of potential payments due under our notes payable.

After twelve months we have commitments to pay an additional $0.8 million relating to our non-cancelable operating lease commitments.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021

Recently Adopted Accounting Standards

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	Form 8-K	001-38365	10.1	June 17, 2022
10.2+#	Employment Agreement, dated July 26, 2022, by and between Eyenovia, Inc, and Michael Rowe				Filed herewith
10.3+	Executive Chair Agreement, dated August 1, 2022, by and between, Eyenovia, Inc. and Tsontcho Ianchulev				Filed herewith
10.4	Non-Employee Director Compensation Policy, as amended				Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
*This certification is deemed not filed for purpose of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
+	Management contract or other compensatory plan.
#	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

Date: August 11, 2022	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial Officer)