Form 10-Q
period 2022-09-30
EYENOVIA, INC.
filed 2022-11-14
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Registrant’s telephone number, including area code: (833) 393-6684

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

The number of outstanding shares of the registrant’s common stock was 36,112,987 as of November 10, 2022.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2022	2021
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$17,398,605	$19,461,850
Restricted cash	7,875,000	7,875,000
Deferred clinical supply costs	1,871,096	—
License fee and expense reimbursements receivable	809,430	1,805,065
Prepaid expenses and other current assets	1,463,020	721,438

Total Current Assets	29,417,151	29,863,353

Property and equipment, net	1,342,657	1,271,225
Security deposits	200,153	132,539
Equipment deposits	445,530	391,941

Total Assets	$31,405,491	$31,659,058

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,104,959	$1,614,104
Accrued compensation	1,268,009	1,543,618
Accrued expenses and other current liabilities	1,384,803	845,719
Deferred rent - current portion	28,999	18,685
Notes payable	7,229,013	7,150,368
Total Current Liabilities	11,015,783	11,172,494
Deferred rent - non-current portion	60,540	19,949

Total Liabilities	11,076,323	11,192,443

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 35,525,689 and 28,426,616 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3,553	2,844
Additional paid-in capital	132,432,682	110,683,077
Accumulated deficit	(112,107,067)	(90,219,306)
Total Stockholders’ Equity	20,329,168	20,466,615
Total Liabilities and Stockholders’ Equity	$31,405,491	$31,659,058

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating Income
Revenue	$—	$—	$—	$4,000,000
Cost of revenue	—	—	—	(1,600,000)
Gross Profit	—	—	—	2,400,000

Operating Expenses:
Research and development	3,876,876	3,552,068	11,176,326	11,559,364
General and administrative	3,353,352	2,372,999	10,362,907	6,914,481
Total Operating Expenses	7,230,228	5,925,067	21,539,233	18,473,845

Loss From Operations	(7,230,228)	(5,925,067)	(21,539,233)	(16,073,845)

Other Income (Expense):
Extinguishment of PPP 7(a) loan	—	463,353	—	463,353
Other income, net	70,277	11,728	96,580	48,880
Interest expense	(177,138)	(119,212)	(475,811)	(202,407)
Interest income	28,093	600	30,703	2,354

Net Loss	$(7,308,996)	$(5,568,598)	$(21,887,761)	$(15,761,665)

Net Loss Per Share - Basic and Diluted	$(0.21)	$(0.21)	$(0.67)	$(0.61)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	34,631,774	26,053,532	32,778,551	25,773,098

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three and Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	28,426,616	$2,844	$110,683,077	$(90,219,306)	$20,466,615
Issuance of common stock and warrants in registered direct offering [1]	3,000,000	300	14,897,608	—	14,897,908
Issuance of common stock in At the Market offering [2]	252,449	25	860,340	—	860,365
Stock-based compensation	—	—	908,987	—	908,987
Issuance of common stock related to vested restricted stock units	19,359	2	(2)	—	—
Net loss	—	—	—	(7,339,665)	(7,339,665)
Balance - March 31, 2022	31,698,424	$3,171	$127,350,010	$(97,558,971)	$29,794,210
Exercise of stock warrants	1,870,130	187	18,514	—	18,701
Stock-based compensation	—	—	1,036,926	—	1,036,926
Issuance of common stock related to vested restricted stock units	54,499	5	(5)	—	—
Net loss	—	—	—	(7,239,100)	(7,239,100)
Balance - June 30, 2022	33,623,053	$3,363	$128,405,445	$(104,798,071)	$23,610,737
Issuance of common stock in At the Market offering [3]	1,876,314	188	3,098,506	—	3,098,694
Stock-based compensation	—	—	928,733	—	928,733
Issuance of common stock related to vested restricted stock units	26,322	2	(2)	—	—
Net loss	—	—	—	(7,308,996)	(7,308,996)
Balance - September 30, 2022	35,525,689	$3,553	$132,432,682	$(112,107,067)	$20,329,168
[1]	Includes gross proceeds of $14,981,299 less total issuance costs of $83,391.
[2]	Includes gross proceeds of $886,974, less total issuance costs of $26,609.
[3]	Includes gross proceeds of $3,194,530, less total issuance costs of $95,836.

	For the Three and Nine Months Ended September 30, 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2021	24,978,585	$2,498	$92,742,306	$(77,440,919)	$15,303,885
Exercise of stock warrants	644,992	65	1,530,925	—	1,530,990
Stock-based compensation	—	—	656,913	—	656,913
Net loss	—	—	—	(5,351,667)	(5,351,667)
Balance - March 31, 2021	25,623,577	$2,563	$94,930,144	$(82,792,586)	$12,140,121
Exercise of stock warrants	232,022	23	572,978	—	573,001
Exercise of stock options	91,047	9	130,081	—	130,090
Issuance of SVB warrants [1]	—	—	351,390	—	351,390
Stock-based compensation	—	—	637,355	—	637,355
Net loss	—	—	—	(4,841,400)	(4,841,400)
Balance - June 30, 2021	25,946,646	$2,595	$96,621,948	$(87,633,986)	$8,990,557
Exercise of stock options	16,539	2	46,710	—	46,712
Stock-based compensation	—	—	777,467	—	777,467
Net loss	—	—	—	(5,568,598)	(5,568,598)
Balance – September 30, 2021	25,963,185	$2,597	$97,446,125	$(93,202,584)	$4,246,138
[1]	Allocated fair value of warrants of $354,539, less allocated issuance costs of $3,149.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(21,887,761)	$(15,761,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,874,646	2,071,735
Depreciation of property and equipment	228,898	148,245
Amortization of debt discount	78,645	41,944
Write-off of property and equipment	209,040	—
Extinguishment of PPP 7(a) Loan	—	(463,353)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(66,250)	35,549
License fee and expense reimbursements receivables	995,635	2,005,859
Deferred clinical supply costs	(1,871,096)	—
Deferred license costs	—	1,600,000
Security deposits	(67,614)	—
Accounts payable	(509,145)	223,068
Accrued compensation	(275,609)	33,564
Accrued expenses and other current liabilities	539,084	(928,356)
Deferred license fee	—	(4,000,000)
Deferred rent	50,905	(4,397)
Net Cash Used In Operating Activities	(19,700,622)	(14,997,807)

Cash Flows From Investing Activities
Purchases of property and equipment	(509,370)	(1,165,066)
Vendor deposits for property and equipment	(53,589)	—
Net Cash Used In Investing Activities	(562,959)	(1,165,066)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in registered direct offering [1]	14,981,299	—
Net issuance of common stock in At the Market Offering [2]	3,959,059	—
Proceeds from exercise of stock warrants	18,701	2,103,991
Proceeds from SVB loan	—	7,500,000
Repayments of notes payable	(675,332)	(547,259)
Payment of offering issuance costs	(83,391)	—
Payment of loan issuance costs	—	(66,618)
Proceeds from exercise of stock options	—	176,802
Net Cash Provided By Financing Activities	18,200,336	9,166,916
Net Decrease in Cash and Cash Equivalents and Restricted Cash	(2,063,245)	(6,995,957)
Cash, cash equivalents and restricted cash - Beginning of Period	27,336,850	28,371,828
Cash, cash equivalents and restricted cash - End of Period	$25,273,605	$21,375,871
[1]	Includes gross proceeds of $14,981,299, of which $5,741,299 is pre-funded warrants.
[2]	Includes gross proceeds of $4,081,504, less total issuance costs of $122,445.

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$17,398,605	$13,500,871
Restricted cash	7,875,000	7,875,000
	$25,273,605	$21,375,871
Supplemental Disclosure of Cash Flow Information:
Cash paid during the periods for:
Interest	$315,550	$131,839

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance premium financed by note payable	$675,332	$705,360
Issuance of SVB stock warrants	$—	$351,390
Issuance of common stock related to vested restricted stock units	$9	$—

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is a pre-commercial ophthalmic technology company developing the Optejet® delivery system for use both in combination with its own drug-device therapeutic programs as well as out-licensing for additional indications. The Company aims to achieve precision in ophthalmic drug delivery of novel and existing ophthalmic pharmaceutical agents. The precise delivery of a low-volume columnar spray by the Optejet® device also minimizes contamination with a non-protruding nozzle and self-closing shutter. The Company believes that this technology could ultimately replace eye droppers by advancing drug delivery beyond the limitations of patient coordination, drug overexposure, gravity, contamination potential, and discomfort towards a more precise, comfortable, and successful drug administration for improved patient care. The ergonomic and functional design of the Optejet® delivers microdroplets horizontally faster than the blink reflex to minimize instillation discomfort and overflow spillage, providing a more comfortable experience. In the clinic, the Optejet® has demonstrated that its targeted delivery achieves a significantly high rate of successful administration of 98% upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%. The diagnostics and therapeutics in the Company’s pipeline have been tested in randomized controlled trials and demonstrated significant results in improving the benefit to risk profile for drug delivery. For example, the Company’s deliberately designed technology provides a 75% reduction in ocular drug and preservative exposure to significantly improve the therapeutic index in drugs used for presbyopia, mydriasis and intraocular pressure (“IOP”) lowering through eight clinical trials. Eyedrops expose the ocular surface to approximately 300% more medication and preservatives that can lead to unintended effects and induce collateral tissue damage. Drug delivery via the Optejet device reduces ocular exposure to preservatives comparable to that of non-preserved formulations demonstrating potentially less surface damage from ocular stress. To address unmet medical needs, the Company is developing the next generation of smart ophthalmic therapeutics to target new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration (“FDA”). The Company’s investigational products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research (“CDER”) is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA CDER for premarket review and approval under new drug applications (“NDAs”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year ending December 31, 2022 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2021 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

Note 2 – Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, there have been no material changes to the Company’s significant accounting policies.

Liquidity and Going Concern

As of September 30, 2022, the Company had unrestricted cash of approximately $17.4 million and an accumulated deficit of approximately $112.1 million. For the nine months ended September 30, 2022 and 2021, the Company incurred net losses of approximately $21.9 million and $15.8 million, respectively, and used cash in operations of approximately $19.7 million and $15.0 million, respectively. Subsequent to September 30, 2022, the Company received approximately $1.3 million in net proceeds from the sale of 587,298 shares of common stock pursuant to the Company’s At-the-Market Offering program with SVB Leerink. Also subsequent to September 30, 2022, the Company used its $7.9 million of restricted cash and $0.1 million of unrestricted cash in order to repay the Loan and Security Agreement, dated May 7, 2021 (the “SVB Loan”) with Silicon Valley Bank (“SVB”), including $7.5 million of principal, a final payment of $0.4 million and a prepayment fee of $0.1 million.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to commercialize its products and raise further capital, through licensing transactions, the sale of additional equity or debt securities or otherwise, to support its future operations.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain executed agreements are recorded as Restricted Cash on the balance sheets, such as the collateralized money market account pursuant to the SVB Loan, as amended on September 29, 2021 by the First Amendment to the Loan and Security Agreement (the “First Amendment”). See Note 6 - Notes Payable. In connection with the First Amendment, the Company pledged to establish and maintain a collateralized money market account in the amount of $7,875,000. Subsequent to September 30, 2022, the Company used this entire collateralized money market account plus $0.1 million of unrestricted cash in order to repay the SVB Loan, including $7.5 million of principal, a final payment of $0.4 million and a prepayment fee of $0.1 million.

The Company has cash deposits in a financial institution which, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of September 30, 2022 and December 31, 2021, the Company had cash balances in excess of FDIC insurance limits of $24,773,605 and $26,836,850, respectively.

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

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	September 30,
	2022	2021
Options	5,484,687	3,410,540
Warrants	6,087,845	2,095,993
Restricted stock units	172,800	105,306
Total potentially dilutive shares	11,745,332	5,611,839

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Soon To Be Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02, as amended, is now effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company plans to adopt ASU 2016-02 on December 31, 2022 and expects that the adoption of this ASU will have a material impact on the Company’s financial statements, primarily as a result of recording right-of-use assets and lease liabilities for its operating leases in the approximate amounts of $1.3 million and $1.4 million, respectively.

Note 3 – Prepaid Expenses and Other Current Assets

As of September 30, 2022 and December 31, 2021, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2022	2021
Payroll tax receivable	621,063	343,785
Prepaid insurance expenses	455,150	171,370
Prepaid general and administrative expenses	185,845	71,375
Prepaid conference expenses	100,803	12,586
Prepaid patent expenses	49,183	32,797
Other	32,226	4,525
Prepaid security deposits	18,750	18,750
Prepaid board of directors fees	—	66,250
Total prepaid expenses and other current assets	$1,463,020	$721,438

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Accrued Compensation

As of September 30, 2022 and December 31, 2021, accrued compensation consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued bonus expenses	$971,159	$1,245,795
Accrued payroll expenses	296,850	297,823
Total accrued compensation	$1,268,009	$1,543,618

Note 5 – Accrued Expenses and Other Current Liabilities

As of September 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Accrued research and development expenses	$711,710	$436,840
Accrued consulting and professional services	386,712	250,000
Accrued interest	152,969	94,792
Credit card payable	58,799	20,000
Accrued franchise tax	39,300	1,680
Other	29,647	42,407
Accrued travel and entertainment expenses	5,666	—
Total accrued expenses and other current liabilities	$1,384,803	$845,719

Note 6 – Notes Payable

As of September 30, 2022 and December 31, 2021, notes payable consisted of the following:

	September 30, 2022			December 31, 2021
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Silicon Valley Bank loan	$7,500,000	$(270,987)	$7,229,013	$7,500,000	$(349,632)	$7,150,368

On February 24, 2022, the Company issued a note payable for the purchase of directors and officers liability insurance policy (the “D&O Loan”). The D&O Loan had an aggregate principal balance of $675,332 and was payable in six monthly payments consisting of principal and interest amounting to $113,628 per payment. The note accrued interest at a rate of 3.26% per year and matured on August 24, 2022. During the nine months ended September 30, 2022, the Company repaid the full principal balance of $675,332 on the D&O Loan.

During the three months ended September 30, 2022, the Company recorded interest expense of $177,138, of which $176,215 is related to the SVB Loan (including amortization of debt discount of $26,214) and $923 is related to the D&O Loan. During the nine months ended September 30, 2022, the Company recorded interest expense of $475,811, of which $469,376 is related to the SVB Loan (including amortization of debt discount of $78,645) and $6,435 is related to the D&O Loan.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The SVB Loan was repaid in full in November 2022. See Note 10 – Subsequent Events.

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

Transition of Chief Executive Officer

On July 27, 2022, the Company announced the appointment of Michael Rowe as its new Chief Executive Officer, effective August 1, 2022, with Dr. Tsontcho Ianchulev becoming Executive Chairman of the Board. Mr. Rowe is also serving as a member of the Board.

On July 26, 2022, the Company entered into an Employment Agreement (the “Employment Agreement”) with Mr. Rowe under which he will serve as Chief Executive Officer of the Company. Under the terms of the Employment Agreement, Mr. Rowe will receive an annual salary of $575,000. He is eligible to receive a cash bonus of up to 60% of his base salary. Additionally, Mr. Rowe received an option to purchase 440,000 shares of the Company’s common stock, pursuant to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan, as amended. Mr. Rowe will also continue to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As a result of the change of salary, the aggregate potential severance pay for the executive officers of the Company is approximately $1,004,000.

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

Operating Leases

The Company leased 953 square feet of office space in Reno, Nevada for research and development activities from a company owned by the Company’s former Vice President of Research and Development. The lease, as amended, expired on September 14, 2022 and provided for lease payments of $5,404 per month and a security deposit in the amount of $5,404. The Company has remained in the premises on a month-to-month basis at the same rental rate. Since the inception of the lease, the Company has made $112,600 of leasehold improvements related to this lease which have been fully amortized on the accompanying balance sheets. The Company’s rent expense for this space is recorded in Research and Development on the condensed statement of operations and amounted to $16,212 for the three months ended September 30, 2022 and 2021, and $48,636 for the nine months ended September 30, 2022 and 2021.

On April 8, 2022, the Company agreed to enter into a lease agreement for a new office space of 3,916 square feet commencing on June 1, 2022 in Laguna Hills, CA. The lease expires on July 31, 2027 and provides for lease payments of $9,203 per month payable on the first day of each month commencing September 1, 2022, and a security deposit of $11,400. The Company’s rent expense for this space is recorded in General and Administrative on the condensed statement of operations and amounted to $28,371 during the three months ended September 30, 2022 and $37,828 during the nine months ended September 30, 2022.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On May 19, 2022, the Company agreed to enter into a lease agreement with a non-related party for a new office space located in Reno, Nevada of 10,881 square feet commencing on May 23, 2022. The amended lease expires on September 23, 2027 with an option to extend the lease for an additional period of 60 months, and provides for lease payments ranging from $13,056 per month to $16,663 per month and a security deposit of $53,000. The Company’s rent expense for this space is recorded in Research and Development on the condensed statement of operations and amounted to $41,238 during the three months ended September 30, 2022 and $59,787 during the nine months ended September 30, 2022.

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

Subject to the terms and conditions of the December 2021 Sales Agreement, SVB Leerink may sell the common stock by any method permitted by law deemed to be an “at –the- market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. SVB Leerink will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay SVB Leerink a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through SVB Leerink under the December 2021 Sales Agreement, and also has provided SVB Leerink with certain indemnification rights. Through September 30, 2022, the Company received approximately $4.0 million in net proceeds from the sale of 2,128,763 shares of its common stock pursuant to the December 2021 Sales Agreement.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended September 30, 2022 and 2021, the Company recorded expense of $928,733 ($420,619 of which was included within research and development expenses and $508,114 was included within general and administrative expenses on the statements of operations) and $777,467 ($489,121 of which was included within research and development expenses and $288,343 was included within general and administrative expenses on the statements of operations), respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded expense of $2,874,646 ($1,438,469 of which was included within research and development expenses and $1,436,177 was included within general and administrative expenses on the statements of operations) and $2,071,735 ($1,138,331 of which was included within research and development expenses and $933,401 was included within general and administrative expenses on the statements of operations), respectively.

Restricted Stock Units

A summary of the restricted stock units activity during the nine months ended September 30, 2022 is presented below:

		Weighted
		Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2022	41,778	$3.59
Granted	193,304	1.93
Vested	(55,319)	3.37
Forfeited	(6,963)	3.59
RSUs non-vested September 30, 2022	172,800	$1.80

Vested RSUs undelivered September 30, 2022	41,086	$3.64

To date, the RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until the termination of service.

As of September 30, 2022, there was $254,152 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.8 years.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Expected term (years)	5.41 - 5.85	5.85	0.58 - 10.00	5.85 - 10.00
Risk free interest rate	2.66% - 3.02%	0.81%	0.76% - 3.35%	0.45% - 1.58%
Expected volatility	85% - 87%	92%	82% - 90%	92% - 94%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three months ended September 30, 2022 and 2021 was approximately $1.22 and $3.56 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the nine months ended September 30, 2022 and 2021 was approximately $1.61 and $4.16 per share, respectively.

A summary of the option activity during the nine months ended September 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2022	4,377,398	3.89
Granted	1,167,310	2.23
Forfeited	(60,021)	4.21
Outstanding, September 30, 2022	5,484,687	$3.53	7.4	$375,417

Exercisable, September 30, 2022	3,518,147	$3.72	6.5	$188,738

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to stock options as of September 30, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.00 - $1.99	1,577,286	4.1	827,636
$2.00 - $2.99	1,010,018	7.7	762,034
$3.00 - $3.99	1,241,069	7.0	820,883
$4.00 - $4.99	385,305	8.8	147,760
$5.00 - $5.99	100,805	6.2	79,805
$6.00 - $6.99	1,005,286	7.1	715,111
$7.00+	164,918	5.5	164,918
	5,484,687	6.5	3,518,147

As of September 30, 2022, there was $4,058,569 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.6 years.

Warrants

A summary of the warrant activity for the nine months ended September 30, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2022	1,217,715	$2.69
Granted	6,740,260	2.56
Exercised	(1,870,130)	0.01
Outstanding September 30, 2022	6,087,845	$3.37	4.5	$—

Exercisable September 30, 2022	6,087,845	$3.37	4.5	$—

The following table presents information related to warrants as of September 30, 2022:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.4696	909,451	2.5	909,451
$2.7240	216,380	2.5	216,380
$4.7600	91,884	8.6	91,884
$3.5400	4,870,130	4.9	4,870,130
	6,087,845	4.5	6,087,845

Stock Warrant Exercises

During the nine months ended September 30, 2022, the Company issued an aggregate of 1,870,130 shares of common stock pursuant to the exercise of pre-funded warrants for aggregate proceeds of $18,701 at an exercise price of $0.01 per share.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2022 and 2021, the Board has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended September 30, 2022 and 2021, the Company recorded expense of $39,914 and $34,076 associated with its matching contributions, respectively. During the nine months ended September 30, 2022 and 2021, the Company recorded expense of $173,896 and $144,917 associated with its matching contributions, respectively.

Note 10 – Subsequent Events

At-the-Market Offering Program

Subsequent to September 30, 2022, the Company received approximately $1.4 million in gross proceeds ($1.3 million in net proceeds) from the sale of 587,298 shares of our common stock pursuant to our At-the-Market Offering program with SVB Leerink.

SVB Loan Repayment

On November 4, 2022, the Company repaid the SVB Loan in full. The full amount of the payment was $8.0 million, and included the principal amount of the loan ($7,500,000), the final payment ($375,000) and a 2% prepayment fee ($150,000). The entire restricted cash account in the amount of $7,875,000 was used to make the substantial amount of the payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2022.

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

Overview

We are a pre-commercial ophthalmic technology company developing the Optejet® delivery system for use both in combination with its own drug-device therapeutic programs as well as out-licensing for additional indications. We aim to achieve precision in ophthalmic drug delivery of novel and existing ophthalmic pharmaceutical agents. The precise delivery of a low-volume columnar spray by the Optejet® device also minimizes contamination with a non-protruding nozzle and self-closing shutter. The Company believes that this technology could ultimately replace eye droppers by advancing drug delivery beyond the limitations of patient coordination, drug overexposure, gravity, contamination potential, and discomfort towards a more precise, comfortable, and successful drug administration for improved patient care. The ergonomic and functional design of the Optejet® delivers microdroplets horizontally faster than the blink reflex to minimize instillation discomfort and overflow spillage, providing a more comfortable experience. In the clinic, the Optejet® has demonstrated that its targeted delivery achieves a significantly high rate of successful administration of 98% upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%. The diagnostics and therapeutics in the Company’s pipeline have been tested in randomized controlled trials and demonstrated significant results in improving the benefit to risk profile for drug delivery. For example, the Company’s deliberately designed technology provides a 75% reduction in ocular drug and preservative exposure to significantly improve the therapeutic index in drugs used for presbyopia, mydriasis and intraocular pressure (“IOP”) lowering through eight clinical trials. Eyedrops expose the ocular surface to approximately 300% more medication and preservatives that can lead to unintended effects and induce collateral tissue damage. Drug delivery via the Optejet device reduces ocular exposure to preservatives comparable to that of non-preserved formulations demonstrating potentially less surface damage from ocular stress. To address unmet medical needs, the Company is developing the next generation of smart ophthalmic therapeutics to target new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration (“FDA”). The Company’s investigational products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research (“CDER”) is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA CDER for premarket review and approval under new drug applications (“NDAs”).

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

MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our investigational new drug application (“IND”) to initiate a Phase III registration trial of MicroPine (the “CHAPERONE study”) to reduce the progression of myopia in children. We enrolled the first patient in the CHAPERONE study in June 2019. Due to the COVID-19 pandemic, we experienced delays in trial enrollment as a result of supply chain issues with our third party suppliers, which in turn diminished our inventory supply. As of December 2021, per our license agreement described below, Bausch + Lomb, Inc. (“Bausch + Lomb”) manages enrollment of the CHAPERONE study. We have successfully expanded our manufacturing capabilities with our partnership with Coastline International, Inc. and the construction of our Redwood City, CA fill finish facility, and we have been able to reliably supply this study with clinical product as of the third quarter of 2022.

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

MicroLine is our investigational pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. Allergan recently received FDA approval for and launched VuityTM, which is a pilocarpine solution for the treatment of presbyopia. Our second Phase III study, VISION-2, used the same molecule, but with the advantages of our Optejet delivery system. We released positive top-line results from VISION-2 in the fourth quarter of 2022.

Mydcombi™ (or MicroStat) is our fixed combination formulation of tropicamide-phenylephrine for mydriasis, designed to be a novel approach for the estimated over 100 million office-based comprehensive and diabetic eye exams performed every year in the United States. We have completed two Phase III trials for Mydcombi and announced positive results from these studies, known as MIST-1 and MIST-2, and have submitted an NDA to the FDA seeking approval to market the product in the U.S. In October 2021, we received a complete response letter (“CRL”) in response to our NDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device but were previously classified by the FDA as drugs must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. We are in the process of providing additional non-clinical device information and expect to file our NDA resubmission in November 2022.

On August 10, 2020, we entered into a license agreement (the “Arctic Vision License Agreement”) with Arctic Vision (Hong Kong) Limited (“Arctic Vision”), which was amended on September 14, 2021, pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $43.75 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from us or, for such products not supplied by us, pay us a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to an exclusive license agreement with Senju dated March 8, 2015, as amended. For a description of the Senju license agreement, see Note 2 — Summary of Significant Accounting Policies — Arctic Vision License Agreement and Note 10 — Related Party Transactions — Senju License Agreement to our audited financial statements included in the Annual Report on Form 10-K filed with the SEC on March 30, 2022.

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

Our net losses were $7.3 million and $21.9 million for the three and nine months ended September 30, 2022. As of September 30, 2022, we had working capital and an accumulated deficit of $18.4 million and $112.1 million, respectively.

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

No payments related to the Arctic Vision License Agreement or Senju license agreement were earned or recognized during the three and nine months ended September 30, 2022.

Results of Operations

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2022 totaled $3.9 million, an increase of $0.3 million, or 8%, as compared to $3.6 million recorded for the three months ended September 30, 2021. Research and development expenses consisted of the following:

	For the Three Months Ended September 30,
	2022	2021
Direct clinical and non-clinical expenses	$1,619,948	$692,409
Personnel-related expenses	1,187,195	1,415,615
Non-cash stock-based compensation expenses	420,619	489,121
Other expenses	229,749	103,512
Facilities expenses	212,584	297,784
Supplies and materials	206,781	553,627
Total research and development expenses	$3,876,876	$3,552,068

The increase in direct clinical and non-clinical expenses was primarily due to the VISION-2 Phase III MicroLine study in 2022. The decrease in personnel-related expenses and facilities expenses mainly resulted from an increase in such costs being allocated to clinical supplies. The decrease in non-cash stock-based compensation expenses resulted from stock grant forfeitures. The decrease in supplies and materials was mainly due to the delay in the commercialization of Mydcombi.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2022 totaled $3.4 million, an increase of $1.0 million, or 42%, as compared to $2.4 million recorded for the three months ended September 30, 2021. General and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2022	2021
Professional fees	$793,842	$377,977
Salaries and benefits	900,506	744,683
Stock-based compensation	508,114	288,343
Sales and marketing	407,737	394,850
Insurance expense	269,840	245,390
Other	239,135	198,042
Facilities expense	120,636	46,714
Director fees and expense	113,542	77,000
Total general and administrative expenses	$3,353,352	$2,372,999

The increase in salaries and benefits was mainly attributable to staff additions made in late 2021 and early 2022 related to the ramp up for the anticipated Mydcombi launch. The increase in professional services was primarily due to increased legal and professional recruiting expenses related to the addition of new directors in 2022. The increase in stock-based compensation expense was due to new grants awarded in late 2021 and early 2022. The increase in facilities expense was primarily due to the new lease entered into in 2022.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Revenue and Cost of Revenue

In August 2020, we received a $4.0 million upfront payment under the Arctic Vision License Agreement, and made a related payment of $1.6 million to Senju. This upfront payment was recorded as $4.0 million of deferred license fees and $1.6 million of deferred cost of revenue. Trial data for two of the product candidates that are subject to the Arctic Vision License Agreement (MicroPine and

MicroLine) was fully submitted to Arctic Vision during the nine months ended September 30, 2021. As a result, we recognized the $4.0 million of revenue and recognized $1.6 million of cost of revenue related to the Senju payment during the nine months ended September 30, 2021. We had no revenues during the nine months ended September 30, 2022.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2022 totaled $11.2 million, a decrease of $0.4 million, or 3%, as compared to $11.6 million recorded for the nine months ended September 30, 2021. Research and development expenses consisted of the following:

	For the Nine Months Ended September 30,
	2022	2021
Personnel-related expenses	$4,159,905	$4,003,192
Direct clinical and non-clinical expenses	3,494,633	4,291,192
Non-cash stock-based compensation expenses	1,438,469	1,138,331
Supplies and materials	898,683	993,455
Facilities expenses	720,917	871,938
Other expenses	463,719	261,256
Total research and development expenses	$11,176,326	$11,559,364

The decrease in direct clinical and non-clinical expenses was mainly due to Mydcombi product testing expense that was primarily done in early 2021. Stock option grants for new hires resulted in the increase in non-cash stock-based compensation expenses. The increase in other expenses was mainly due to various outsourcing costs and higher depreciation expense.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2022 totaled $10.4 million, an increase of $3.5 million, or 51%, as compared to $6.9 million recorded for the nine months ended September 30, 2021. General and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2022	2021
Professional fees	$3,061,990	$1,311,626
Salaries and benefits	2,834,306	2,051,269
Stock-based compensation	1,436,177	933,401
Sales and marketing	905,243	1,002,201
Insurance expense	789,629	674,726
Other	698,597	560,582
Facilities expense	342,590	158,426
Director fees and expense	294,375	222,250
Total general and administrative expenses	$10,362,907	$6,914,481

The increase in professional fees was primarily due to higher legal and professional recruiting expenses related to the addition of new directors in 2022. The increase in salaries and benefits was mainly due to new staff additions made in late 2021 and early 2022 related to the ramp up for the anticipated Mydcombi launch. The increase in stock-based compensation was due to new grants awarded in late 2021 and early 2022. The increase in facilities expense was primarily due to the new lease entered into in 2022.

Liquidity and Capital Resources and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$17,398,605	$19,461,850
Restricted cash	7,875,000	7,875,000
Total	$25,273,605	$27,336,850

Working capital	$18,401,368	$18,690,859

Notes payable (gross)	$7,500,000	$7,500,000

Since inception, we have experienced negative cash flows from operations. As of September 30, 2022, our accumulated deficit since inception was $112.1 million.

As of September 30, 2022, we had an unrestricted cash balance of $17.4 million, working capital of $18.4 million and stockholders’ equity of $20.3 million. As of September 30, 2022 and December 31, 2021, we had $7.5 million of notes payable (gross) outstanding. Subsequent to September 30, 2022, we received approximately $1.3 million in net proceeds from the sale of 587,298 shares of our common stock pursuant to our At-the-Market Offering program with SVB Leerink. Subsequent to September 30, 2022, the Company used its $7.9 million of restricted cash and $0.1 million of unrestricted cash in order to repay the SVB Loan, including $7.5 million of principal, a final payment of $0.4 million and a prepayment fee of $0.1 million.

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

During the nine months ended September 30, 2022 and 2021, our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2022 was $19.7 million, which includes cash used to fund a net loss of $21.9 million, reduced by $3.4 million of non-cash expenses, plus $1.2 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2021 was $15.0 million, which includes cash used to fund a net loss of $15.8 million, reduced by $1.8 million of non-cash expenses, plus $1.0 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the nine months ended September 30, 2022 was $0.6 million, which was related to purchases of and vendor deposits for property and equipment. Cash used in investing activities for the nine months ended September 30, 2021 was $1.2 million, which was related to purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $18.2 million, which was attributable to $19.1 million of gross proceeds received from the March 2022 Offering and the At-the-Market Offering. This was slightly offset by the repayment of $0.7 million of notes payable and the $0.1 million payment of the March 2022 Offering issuance costs. Net cash provided by financing activities for the nine months ended September 30, 2021 totaled $9.2 million, which was primarily attributable to $7.5 million of proceeds from the SVB Loan and $2.3 million from the exercise of warrants and stock options. This was slightly offset by the repayment of notes payable and loan issuance costs of $0.6 million.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay: (a) $3.8 million to settle our September 30, 2022 accounts payable, accrued compensation, and accrued expenses and other current liabilities; (b) $0.7 million relating to our non-cancelable operating lease commitments; (c) $1.5 million of potential executive severance pay; and (d) $7.5 million of potential payments due under our notes payable.

After twelve months we have commitments to pay an additional $1.2 million relating to our non-cancelable operating lease commitments.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in estimates are reflected in reported results for the period in which they become known. Actual results could differ significantly from the estimates made by our management.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Non-Employee Director Compensation Policy, as amended	—	—	—	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
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

EYENOVIA, INC.

Date: November 14, 2022	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial Officer)