Form 10-K
period 2022-12-31
EYENOVIA, INC.
filed 2023-03-31
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any news or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Auditor PCAOB ID Number: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2022 (based on the closing price of $1.95 on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $53,095,760. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 37,991,746 as of March 28, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2023 Annual Meeting of Stockholders currently scheduled to be held on June 12, 2023 are incorporated by reference into Part III hereof.

Eyenovia, Inc.

Form 10-K

For Year Ended December 31, 2022

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Summary Risk Factors” described below and “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other U.S. Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We might not be able to continue as a going concern, which would likely cause our stockholders to lose most or all of their investment.
●	Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and its financial condition and results of operations.
●	We will need to raise additional capital in order to continue developing our product candidates and to manufacture and commercialize them.
●	We have incurred operating losses since our inception. We expect to continue to incur losses for the foreseeable future and might never achieve or maintain profitability.
●	Our relatively short operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.

Risks Related to Development and Commercialization of Our Product Candidates

●	We are dependent on the success of our Mydcombi, MicroPine, and MicroLine product candidates and our and our licensees ability to develop, obtain marketing approval for and successfully commercialize these product candidates.
●	Delays in the commencement or completion of clinical testing of product candidates we are developing or may develop in the future may occur and could result in significantly increased costs and longer timelines and could impact our ability to ever become profitable.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval and limit the commercial profile of an approved label, and such side effects or other properties could result in significant negative consequences following any marketing approval of any of our product candidates.
●	We might not be able to develop marketable products utilizing our technology and we might not be able to identify and successfully implement an alternative product development strategy.
●	If the market opportunities for our product candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.
●	The commercial success of our product candidates will depend in large part on the degree of market acceptance among ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

●	The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for any of our current or future product candidates, our business may be materially and adversely affected.
●	Even if we receive regulatory approval for any of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

Risks Related to Our Business Operations and Managing Growth

●	We are highly dependent on the services of our senior management team, including our Chief Executive Officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical, scientific and sales personnel, our business will be harmed.
●	We have limited corporate infrastructure and may experience difficulties in managing growth.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct, supervise, and monitor our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
●	We are contracting with third parties for the manufacture of components of our product candidates, particularly for commercialization, just as we do to provide materials required for the production of the Optejet and for some of our current research and development activities. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development and commercialization efforts.
●	If we, our service providers or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

Risks Related to Our Intellectual Property and Potential Litigation

●	Our success depends on our ability to protect our intellectual property and proprietary technology.
●	Our patents covering our proprietary technology may be subject to challenge, narrowing, circumvention and invalidation by third parties.
●	We cannot be sure that we were the first to make the technologies claimed in our patents or patent applications or that we were the first to file for patent protection.
●	The patent application process is subject to numerous risks and there can be no assurance that we will be successful in obtaining patents for which we have applied.
●	Obtaining and maintaining patent protection of our technologies depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
●	If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

Risks Related to Ownership of Our Common Stock

●	A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
●	The price of our common stock has been, and may continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
●	We have broad discretion in the use of our cash, including the net proceeds from our financings, and might not use them effectively.

Item 1.   Business.

Corporate Information

We were organized as a corporation under the laws of the State of Florida on March 12, 2014 under the name “PGP Holdings V, Inc.” On May 5, 2014, we changed our name to Eyenovia, Inc. On October 6, 2014, we reincorporated in the State of Delaware by merging into Eyenovia, Inc., a Delaware corporation. Our principal executive office is located at 295 Madison Avenue, Suite 2400, New York, NY 10017, and our phone number is (833) 393-6684. Our website is www.eyenovia.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.

Overview

We are a pre-commercial ophthalmic technology company developing the Optejet® delivery system both for use in combination with our own drug-device therapeutics and for out-licensing for use in combination with therapeutics for additional indications. Our aim is to improve the delivery of topical ophthalmic medication through the ergonomic design of the Optejet which facilitates ease-of-use and delivery of more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes.

The ergonomic and functional design of the Optejet® allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle, in order to administer medications. Drug is delivered in a microscopic array of droplets faster than the blink reflex to help ensure instillation success. The precise delivery of a low-volume columnar spray by the Optejet® minimizes contamination with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet® has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%.

A more physiologically appropriate volume of medication in the range of seven to nine microliters is delivered by the Optejet, which is approximately one fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. A lower volume of medication exposes the ocular surface to less active ingredient and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drugs to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye.

We are developing versions of the Optejet with on-board digital technology to provide reminders via Bluetooth to smart devices and date and time stamp device use. This information can then be used by practitioners and health care systems to measure treatment compliance and improve medical decision making. In this way, the Optejet could serve as an extension of the physician’s office by providing information that is not currently possible to collect except through the use of diaries.

Our drug-device therapeutic programs include MicroPine, MicroLine and MydcombiTM. MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our investigational new drug application, or IND, to initiate a Phase III registration trial of MicroPine, or the CHAPERONE study, to reduce the progression of myopia in children. The first patient was enrolled in the CHAPERONE study in June 2019. On October 9, 2020, we entered into a license agreement, or the Bausch License Agreement, with Bausch + Lomb, pursuant to which Bausch + Lomb may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch + Lomb also will pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch + Lomb assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study.

We have also successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, and the construction of our own fill and finish facility in Redwood City, California. As of the date of filing, we are up-to-date supplying clinical product for this study.

MicroLine is our investigational pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. Allergan recently launched VuityTM, a pilocarpine drug product for the treatment of presbyopia. Our second Phase III study, VISION-2, used the same drug, delivered with the advantages of the Optejet®. We released positive top-line results from VISION-2 in the fourth quarter of 2022.

MydcombiTM is our fixed combination formulation of tropicamide-phenylephrine for mydriasis and a novel approach for the over 100 million office-based comprehensive and diabetic eye exams estimated to be performed every year in the United States. We completed two Phase III trials for Mydcombi and announced positive results from these studies, known as MIST-1 and MIST-2, and have submitted a New Drug Application, or NDA, to the FDA seeking approval to market the product in the U.S. In October 2021, we received a complete response letter, or CRL, in response to our NDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device, but were previously classified by the FDA as drugs must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. We resubmitted the NDA on November 8, 2022, and the FDA is currently reviewing our application with a Prescription Drug User Fee Act (PDUFA) target action date of May 8, 2023.

On August 10, 2020, we entered into a license agreement, or the Arctic Vision License Agreement, with Arctic Vision (Hong Kong) Limited, or Arctic Vision, which was amended on September 14, 2021, pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd., or Senju. In addition, we may receive up to a total of $39.7 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from Eyenovia or, for such products not supplied by Eyenovia, pay a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to an exclusive license agreement with Senju dated March 8, 2015, as amended.

We are in active discussions with manufacturers of existing and late-stage ophthalmic medications to explore whether development with the Optejet technology can solve unmet medical and business needs. Some of those business needs could include extension of exclusivity under the Optejet patents, improvement in a drug’s tolerability profile, or potential improvement in treatment compliance.

The following summarizes our product pipeline and anticipated milestones:

Product Candidate	Indication	Next Expected Milestones
MicroLine	Improvement in Near Vision (Presbyopia)	Pre-NDA meeting April 2023
MicroPine	Pediatric Myopia Progression (Near-Sightedness)	Phase III CHAPERONE IND transferred to Bausch + Lomb
Mydcombi	Pharmaceutical Mydriasis (Pupil Dilation)	Potential FDA approval date May 8, 2023

Our Strategy

Our goal is to become a leading developer and provider of advanced ophthalmic therapies based upon our microdose array print (MAP) platform technology and digital health platform for interactive patient care. These unique products would be commercialized by us and/or our partners globally. The key elements of our strategy to achieve this goal are:

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

Develop next-generation targeted microdose treatments for other ophthalmic diseases independently or in collaboration with third parties. The Optejet also may be suitable for new molecular entities and applications. Leveraging our existing platform technology, we plan to continue developing, either independently or through strategic relationships with third parties, other product candidates for various eye diseases that can be administered using the Optejet and additional applications for the Optejet.

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

Limitations of Conventional Eye Therapies

Our microdosing platform technology aims to address the following issues associated with conventional eye drop-based therapies:

Dosing and ease of administration

Multiple third-party studies have confirmed challenges with administering conventional eye drops, which include overdosing, poor compliance, imprecise dosing, variability in drop size, and difficulty with self-administration. One study in patients who were experienced in using eye drops and undergoing treatment for glaucoma for at least six months documented that nine out of ten patients were unable to administer treatment correctly at the end of the six-month study. Patients on average administered almost twice the necessary number of drops with a mean number of drops instilled at 1.8 (+/1 1.2) and one patient administered up to eight drops at one time. In addition, approximately 75% of patients risked bottle contamination or potential ocular trauma by having the eye drop container touch their eyes. Another larger study in 139 patients demonstrated that the proportion of patients able to correctly administer their eye drops was only 22%–30%. Similarly, other studies have demonstrated that the vast majority of patients either overdose or do not administer the required therapy to the eye correctly, which may lead to additional side effects or lack of efficacy.

Side effects associated with conventional eye drop therapies

Topical eye therapies are administered using traditional eye drop pipette approaches. While average tear volume of the eye is 6–8 µL, current eye drop therapies can involve administration of 30–50 µL of liquid containing preservatives and pharmaceutical ingredients. Thus, traditional drops can severely overdose the eye, which, depending on the ingredients, can be associated with ocular side effects including hyperemia, or increased blood flow to the eye, redness, discomfort, stinging, blurred vision, burning, itching, excessive tearing, eye pain, iris pigment changes, foreign body sensation, pigment discoloration, periorbital dermatitis and sunken eye. For some topical medications, there also can be cardiovascular side effects such as changes in heart rate and arrhythmia that are caused when medications are absorbed into the circulation system from overdosing both through conjunctiva absorption and when drugs flow into the nose through the naso-lacrimal duct and are absorbed into the systemic circulation or swallowed. For example, phenylephrine can cause cardiovascular adverse reactions including an increase in blood pressure, syncope, myocardial infarction, tachycardia, arrhythmia and subarachnoid hemorrhage. Severe respiratory reactions and cardiac reactions, including death due to bronchospasm in patients with asthma, and rarely death in association with cardiac failure, have been reported following systemic or ophthalmic administration of timolol maleate.

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

Our Solution: The Optejet

The Optejet dispenser delivers doses of approximately 7-9 µL, directly coating the corneal surface where 80% of intraocular drug penetration occurs. We believe that microdosing may reduce drug and toxic preservative exposure by more than 75%, thus reducing ocular irritation, and resulting in potentially gentler treatments without compromising the desired clinical effect.

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

In 2018, Eyenovia completed a third early phase trial (EYN-POC-PG-21) to extend the findings of the two previous trials evaluating Optejet administration of mydriatic agents. This study was a single-center, open-label, prospective, crossover design evaluating the usability, patient tolerability, and proof-of-concept of microdose administration of commercial latanoprost 0.005% using the Optejet. Thirty healthy volunteer subjects (60 eyes) were evaluated for eligibility and consented to study participation. Subsequently, at each of three treatment visits, IOP was measured in the morning. Afterwards, on Treatment Days 1 and 2, a single 8-µL microdose of latanoprost 0.005% ophthalmic solution was administered to each eye using the Optejet. On the morning of Treatment Day 3, each subject received 2 × 8-µL Optejet microdoses (administered approximately 5 minutes apart) in one eye and the other eye received a single eye drop of latanoprost 0.005% ophthalmic solution. For each treatment day, IOP was measured 1, 7, 12, and 24 hours after receiving medication and a mean diurnal IOP was calculated from the four readings. As shown below, mean IOP after medication administration on Days 1 and 2 was lowered by 25.0% and 28.7%, respectively.

Mean bilateral IOP and percent change in IOP in eyes dosed using the Optejet through

Treatment Day 2 (N = 29 pairs of eyes from 29 evaluable subjects)

As shown below, on Day 3, mean IOP was 35.5% lower than baseline for eyes receiving microdose latanoprost 0.005% using the Optejet, and 35.0% lower than baseline for eyes receiving a single drop of latanoprost 0.005%.

IOP AT DAY 3 (N=29 EYES OF 29 SUBJECTS PER TREATMENT)

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

This study demonstrated Optejet medication administration to be easy to perform, safe, and comfortable to study subjects. Additionally, Optejet microdose administration of 0.005% latanoprost resulted in mean IOP reduction similar to reported literature for use of latanoprost 0.005% ophthalmic solution administered as traditional eye drops.

Based on the results of these studies further validating microdose delivery of ophthalmic medication, we initiated Phase III programs in mydriasis in late 2018, progressive myopia in 2019, and presbyopia in 2020.

Our Product Candidates

Eyenovia is currently focused on three programs: MicroLine (for presbyopia), MicroPine (for progressive myopia) and Mydcombi (for mydriasis).

MicroLine

MicroLine is our proprietary microdosed version of pilocarpine, a well-understood ophthalmic medication that can dose-dependently induce miosis, or a contraction of the pupil. It is a direct acting cholinergic parasympathomimetic agent that stimulates muscarinic acetylcholine receptors present on smooth muscles, including those in the iris and ciliary body. As a result, pilocarpine causes contraction of the iris sphincter muscle, which causes miosis.

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

Phase III Clinical Development Programs

We are evaluating whether topical ocular microdosing of pilocarpine using the Optejet dispenser in presbyopic individuals can effectively improve near vision without compromising distance vision and without causing the undesirable side effects of traditionally administered pilocarpine. Our initial Phase III Study, VISION-1, showed that pilocarpine 2% provided a statistically superior improvement in functional near vision and an acceptable safety profile in presbyopic subjects with baseline distance-corrected near visual acuity better than 20/80. Our second Phase III study, VISION-2 evaluated the safety, tolerability, and efficacy of Optejet-administered microdosing of pilocarpine 2% as an ophthalmic spray versus placebo. The results of VISION-1 and VISION-2 are being presented to the FDA in a pre-NDA meeting scheduled for April 2023.

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

Examples of Retinal Changes Due to Myopia

Progressive Myopia with Retinal Atrophy Changes

While currently there are no FDA-approved therapies for myopia progression, there is growing evidence of the therapeutic benefit of topical atropine ophthalmic solution, an anticholinergic agent used for pupil dilation and treatment of lazy eye, as a treatment to slow progression. Academic groups have demonstrated that low dose atropine solution reduces myopia progression 60-70%, with sustained effect through three years. A recent therapeutic evidence assessment and review by the American Academy of Ophthalmology, indicates Level 1 (highest) evidence of efficacy for low dose atropine for reduction of progressive myopia (Ophthalmology 2017;124:1857-1866; Ophthalmology 2016; 123(2) 391:399). While atropine 1% ophthalmic solution is FDA-approved and commercially available in the United States for pupil dilation and treatment of lazy eye, commonly reported side effects such as burning and stinging during drop administration, and blurred vision and light sensitivity associated with its use make it undesirable for the treatment of progressive myopia in the pediatric population, thus impeding the drug’s clinical utility and adoption for myopia progression.

Our MicroPine program involves the development of a micro-formulation (dilute and low volume) of atropine ophthalmic solution for reduction of myopia progression in children.

Phase III Clinical Development Program

The FDA accepted Eyenovia’s IND to initiate our single Phase III registration trial of MicroPine (the CHAPERONE study) to reduce the progression of myopia in children. Eyenovia enrolled its first patient in the CHAPERONE study in June 2019. The trial is a U.S.-based, multi-center, randomized, double-masked study enrolling more than 400 children and adolescents. Participants will be equally randomized to receive nightly treatment with either of two MicroPine treatment concentrations or a placebo control arm. The primary assessment of efficacy is based on reduction in myopia progression after 3 years of medication use. The IND and responsibility for the CHAPERONE study have been transferred to Bausch + Lomb, who is responsible for the FDA filing strategy.

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

With the primary objectives of our Phase III clinical program met, in December 2020, we submitted an NDA to the FDA for marketing approval in the United States. In October 2021, we received a CRL in response to our NDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device but were previously classified by the FDA as drugs must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. As a result, we resubmitted the NDA on November 8, 2022, and announced on December 13, 2022 that the FDA has accepted the resubmission. The FDA has assigned the resubmitted NDA a standard review with a Prescription Drug User Fee Act (PDUFA) target action date of May 8, 2023.

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

Manufacturing

For clinical supply, Eyenovia relies on internal manufacturing capabilities along with third-party contract manufacturing organizations (CMOs) to produce the Optejet® cartridges and bases. In order to streamline our manufacturing process and reduce costs, Eyenovia has invested in commissioning a facility located in Redwood City, CA. The facility is dedicated to the fill and finish for Eyenovia’s proprietary primary closure container, which is used in its different therapies, as well as assembly and final packaging of cartridges. Redwood City came on-line with the production of clinical materials in mid-2022.

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

For MicroLine, Allergan has launched Vuity, a pilocarpine eye drop for the treatment of presbyopia. Along with Allergan, there are other pharmaceutical companies developing therapies for presbyopia, none of which makes use of microdosing technology or deliver medication as a spray.

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

The Company is currently engaged in three inter partes review, or IPR, proceedings challenging the validity of certain patents owned by Sydnexis, Inc. The IPRs are as follows: IPR2022-00384, filed on December 29, 2021, challenging U.S. Patent No. 10,842,787; IPR2022-00414, filed on January 7, 2022, challenging U.S. Patent No. 10,940,145; and IPR2022-00415, filed on January 7, 2022, challenging U.S. Patent No. 10,888,557. All three IPRs were instituted by the Patent Trial and Appeal Board. Final decisions in each of these proceedings are expected on or before July 15, 2023.

Patents

As of December 31, 2022, we owned eighteen U.S. issued and allowed utility patents or design patents, and eight pending U.S. patent applications, as well as 89 issued foreign patents, and 33 pending foreign patent applications, and one pending international PCT application.

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

Trademarks

Our product candidates are marketed under trademarks and service marks that are owned by us. The following words are trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in the United States: APERSURETM, EYENOVIA®, OPTEJET®, EYELATOVATM, EYETANOTM, MYDCOMBITM.

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

FDA Regulation of Prescription Drugs

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of nonclinical studies, which may include laboratory testing, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	submission to the FDA of an IND which must take effect before human clinical trials may begin;
●	approval by an institutional review board, or IRB, an independent committee charged with protecting the rights and welfare of human research subjects participating in clinical trials, before each clinical trial site may initiate clinical trial enrollment;
●	performance of adequate and well-controlled human clinical trial(s) in accordance with good clinical practice, or GCP, regulations to establish the safety and efficacy of the proposed drug product for each indication;
●	preparation and submission to the FDA of an NDA;
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	satisfactory completion of FDA audits of selected clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data;
●	payment of user fees, with few exceptions, and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical Testing

Preclinical, or nonclinical, testing include laboratory evaluation of the purity and stability of the manufactured drug substance or active pharmaceutical ingredient and the formulated drug or drug product, and generally include in vitro and animal studies to assess the toxicity, safety and activity of the drug for initial testing in humans and to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations. The Consolidated Appropriations Act for 2023, signed into law on December 29, 2022, (P.L. 117-328) amended the FDCA and the Public Health Service Act to specify that nonclinical testing for drugs and biologics may, but is not required to, include in vivo animal testing. According to the amended language, a sponsor may fulfill nonclinical testing requirements by completing various in vitro assays (e.g., cell-based assays, organ chips, or microphysiological systems), in silico studies (i.e., computer modeling), other human or nonhuman biology-based tests (e.g., bioprinting), or in vivo animal tests.

The results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

The IND and IRB Processes

An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, are submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after receiving an IND before the corresponding clinical trial may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects may be exposed to unreasonable health risks. At any time during this 30-day period, the FDA may raise concerns or questions about the conduct of the clinical trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

Information about certain clinical trials, including details of the protocol and eventually study results, also must be submitted within specific timeframes to the National Institutes of Health for public dissemination on the ClinicalTrials.gov data registry. Information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed in some cases for up to two years after the date of completion of the trial. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and may prevent the non-compliant party from receiving future grant funds from the federal government. The NIH’s Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and the government has brought enforcement actions against non-compliant clinical trial sponsors.

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

Post-approval trials, sometimes referred to as Phase IV clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow up. In certain instances, the FDA may mandate the performance of Phase IV clinical trials as a condition of approval of an NDA.

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase III clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. It is unknown at this time how the diversity action plan may affect Phase III trial planning and timing or what specific information FDA will expect in such plans, but if FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase I, Phase II and Phase III clinical trials might not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

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

Traditional and Section 505(b)(2) NDAs

NDAs for most new drug products are based on two adequate and well-controlled, or pivotal, clinical trials that must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a drug product previously approved under an NDA, published literature, or a combination of both. Specifically, Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. If the 505(b)(2) applicant can establish that reliance on studies conducted for a previously-approved product or FDA’s previous findings regarding safety or effectiveness is appropriate, the applicant may eliminate the need to conduct certain pre-clinical studies or clinical trials of the new product. Thus, Section 505(b)(2) often provides an alternate and potentially more expeditious pathway to FDA approval via NDA for new or improved formulations or new uses of previously approved products.

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

Submission of an NDA to the FDA

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is subject to a substantial user fee. The sponsor of an approved NDA is also subject to an annual prescription drug program fee. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses submitting their first human drug applications for review. Eyenovia is currently eligible for a waiver of the application fees under the small business provisions.

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

Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, or evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from 10 months to six months for an new molecular entity NDA from the date of filing.

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

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase IV or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. As part of the Consolidated Appropriations Act for 2023, Congress provided FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under the act’s amendments to the FDCA, FDA may require the sponsor of a product granted accelerated approval to have a confirmatory trial underway prior to approval. The sponsor must also submit progress reports on a confirmatory trial every six months until the trial is complete, and such reports are published on FDA’s website. The amendments also give FDA the option of using expedited procedures to withdraw product approval if the sponsor’s confirmatory trial fails to verify the claimed clinical benefits of the product.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic announced or unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution. Furthermore, the Drug Supply Chain Security Act, or DSCSA, was enacted with the aim of building an electronic system to identify and trace certain prescription drugs distributed in the United States, including most biological products. The DSCSA mandates phased-in and resource-intensive obligations for pharmaceutical manufacturers, wholesale distributors, and dispensers over a 10-year period that is expected to culminate in November 2023. From time to time, new legislation and regulations may be implemented that could significantly change the statutory provisions governing the approval, manufacturing and marketing of products regulated by the FDA. For example, FDA released proposed regulations in February 2022 to amend the national standards for licensing of wholesale drug distributors by the states; establish new minimum standards for state licensing third-party logistics providers; and create a federal system for licensure for use in the absence of a State program, each of which is mandated by the DSCSA. It is impossible to predict whether further legislative or regulatory changes will be enacted, or FDA regulations, guidance or interpretations changed or what the impact of such changes, if any, may be.

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

Pediatric Studies and Exclusivity

Under the Pediatric Research Equity Act, or PREA, amendments to the FDCA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or FDASIA, in 2012, PREA was made permanent and sponsors are required to submit pediatric study plans to the FDA prior to the assessment data. In particular, a sponsor that is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase II meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase III or Phase II/III study. The initial PSP must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

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

Class II devices are moderate risk devices and are subject to the FDA’s general controls, and any other special controls, such as performance standards, post-market surveillance, and FDA guidelines, deemed necessary by the FDA to provide reasonable assurance of the devices’ safety and effectiveness. Premarket review and clearance by the FDA for most Class II devices is accomplished through the 510(k) process, although some Class II devices are exempt from the 510(k) requirements. To obtain 510(k) clearance, a sponsor must submit to the FDA a premarket notification demonstrating that the device is substantially equivalent to a device that is already legally marketed in the United States and for which a PMA is not required (i.e., a Class II device), including any device that was reclassified from Class III to Class I or II.The device to which the sponsor’s device is compared for the purpose of determining substantial equivalence is called a “predicate device.” The FDA’s goal is to make a substantial equivalence determination within 90 days of FDA’s receipt of the 510(k) application, but it often takes longer if the FDA requests additional information. Most 510(k)s do not require supporting data from clinical trials, but the FDA may request such data for certain devices. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new clearance or possibly a pre-market approval. Premarket notifications are subject to user fees unless a specific exemption applies.

Class III devices are deemed by the FDA to pose the greatest risk to patients, such as those for which reasonable assurance of the device’s safety and effectiveness cannot be assured solely by the general controls and special controls described above, and especially devices that are life-sustaining, life-supporting or implanted. All Class III devices must be reviewed and approved by the FDA through the PMA process. A PMA must be supported by extensive data including, but not limited to, technical, nonclinical testing, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. After a PMA is sufficiently complete, the FDA will accept the application for filing and begin an in-depth review of the submitted information. By statute, the FDA has 180 days to review the accepted application, although review of the application generally can take between one and three years. During this review period, the FDA may request additional information or clarification of information already provided. Also during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision, it considers such recommendations when making final decisions on approval. In addition, the FDA will conduct a preapproval inspection of the manufacturing facility to ensure compliance with the QSR. New PMA applications or PMA application supplements are also required for product modifications that affect the safety and efficacy of the device. PMA (and supplemental PMAs) are subject to significantly higher user fees than are 510(k) premarket notifications.

Medical device types that the FDA has not previously classified as Class I, II or III are automatically classified into Class III regardless of the level of risk they ultimately pose to patients and/or users. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the De Novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request that the FDA determine that the initial classification of its medical device is actually Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Under the most recent FDA premarket review goals, FDA will attempt to issue a decision on most De Novo classification requests within 150 days of receipt. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De Novo reclassification requests are also subject to user fees, unless a specific exemption applies.

Post-Marketing Restrictions and Enforcement

After a device is placed on the market, numerous regulatory requirements apply. These include, but are not limited to:

●	submitting and updating establishment registration and device listings with the FDA;
●	compliance with the QSR, which requires manufacturers to follow stringent design, testing, control, documentation, record maintenance, including maintenance of complaint and related investigation files, and other quality assurance controls during the manufacturing process;
●	announced or unannounced routine or for-cause device facility inspections by the FDA, which may include our suppliers’ facilities; and
●	labeling regulations, which prohibit the promotion of products for uncleared or unapproved (or “off-label”) uses and impose other restrictions relating to promotional activities;
●	corrections and removal reporting regulations, which require that manufacturers report to the FDA field corrections or removals if undertaken to reduce a risk to health posed by a device or to remedy a violation of the FDCA that may present a risk to health; and
●	post-market surveillance regulations, which apply to certain Class II or III devices when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

The MDR requirements also extend to healthcare facilities that use medical devices in providing care to patients, or “device user facilities,” which include hospitals, ambulatory surgical facilities, nursing homes, outpatient diagnostic facilities, or outpatient treatment facilities, but not physician offices. A device user facility must report any device-related death to both the FDA and the device manufacturer, or any device-related serious injury to the manufacturer (or, if the manufacturer is unknown, to the FDA) within 10 days of the event. Device user facilities are not required to report device malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur but may voluntarily report such malfunctions through MedWatch, the FDA’s Safety Information and Adverse Event Reporting Program.

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

Procedures Governing Approval of Drug Products in China

The National Medical Products Administration (NMPA) is the main regulatory authority responsible for drug registration, review, and approval in China. NMPA’s Drug Evaluation Center (CDE) is responsible for the review of drug clinical trial applications and drug marketing authorization applications for overseas manufactured drugs. After completing the pre-clinical studies and clinical trials supporting the drug registration, the applicant submits the drug marketing authorization application according to the applicable requirements. After the formal examination of the application materials, acceptance will be given if they meet the requirements. Pharmaceutical, medical, and other technical personnel of the CDE review the accepted drug marketing authorization applications. After a comprehensive review they issue a registration certificate of approval for the subject drug. The validity period of the drug registration certificate is five years. During the validity period the marketing authorization holder is responsible for the safety, effectiveness, and quality control of the approved drug and applies for drug re-registration six months prior to the expiration of the validity period.

Procedures Governing Approval of Drug Products in Korea

The Ministry of Food and Drug Safety (MFDS) is the main regulatory authority responsible for drug registration, review, and approval in South Korea. Under the MFDS, the Pharmaceutical Safety Bureau, and the National Institute of Food and Drug Safety Evaluation (NIFDS) are responsible for the review, approval, and regulation of pharmaceutical products. Pharmaceuticals that require data submission must submit safety and efficacy data for evaluation before receiving approval. This includes drug products that have new effectiveness, composition, or route of administration. The applicant will prepare the application dossier for drug approval. Submit the application to MFDS Management Division for Drug Approval & Review. The MFDS then conducts an initial assessment of the application, generates a report outlining the application dossier, and submits it to the MFDS Drug & Evaluation Department. The Drug & Evaluation department conducts a review of, among other things, the results of the initial assessment, technology, safety & efficacy data, product standards, clinical trial data, good manufacturing practice (GMP) data, Drug Master File (DMF) data, impacts on intrinsic (genetic) factors, and extrinsic (factors). If no further documentation or supplementary data is required, the MFDS issues the applicant a Certificate of Approval.

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

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients and healthcare providers are unlikely to use our products unless third-party payor coverage is provided and reimbursement by such payor is adequate to cover a significant portion of the cost of our products. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other comparable government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for the product.

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
●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willingly executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or the Affordable Care Act, which requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians, certain advanced non-physician healthcare practitioners, and teaching hospitals or to entities or individuals at the request of, or designated on behalf of, the physicians, advanced healthcare practitioners and teaching hospitals as well as certain ownership and investment interests held by physicians and their immediate family members; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Ensuring that business arrangements with third parties comply with applicable healthcare laws and regulations is costly and time consuming. If business operations are found to be in violation of any of the laws described above or any other applicable governmental regulations a pharmaceutical manufacturer may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion from participation in governmental funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and curtailment or restructuring of operations, any of which could adversely affect a pharmaceutical manufacturer’s ability to operate its business and the results of its operations.

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

In March 2010, the United States Congress enacted the Affordable Care Act, which, among other things, included changes to the coverage and payment for products under government health-care programs. The Affordable Care Act included provisions of importance to our potential product candidate that:

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

Following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the Affordable Care Act when it dismissed a legal challenge to the Affordable Care Act’s constitutionality. Further legislative and regulatory changes under the Affordable Care Act remain possible, although it is unknown what form any such changes or any law would take, and how or whether it may affect the pharmaceutical and medical device industries as a whole or our business in the future. We expect that changes or additions to the Affordable Care Act, the Medicare and Medicaid programs and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States.The Biden Administration has indicated that lowering prescription drug prices is a priority. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and healthcare insurance industries,and called on HHS to release a comprehensive plan to combat high prescription drug prices. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs. It is unclear how other healthcare reform measures of the Biden administration will impact healthcare laws and regulations or our business.

Other legislative changes have been proposed and adopted since passage of the ACA that affect healthcare expenditures. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year pursuant to the Budget Control Act of 2011, which began in 2013 and was extended by the Consolidated Appropriations Act for 2023, and will remain in effect through 2032 unless additional Congressional action is taken.

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

More recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single-source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. Further, in December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmacy benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical developers like us. We expect that federal, state and local governments in the United States, as well as foreign governments, will continue to consider legislation directed at lowering the total cost of healthcare. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize any product that is ultimately approved, if approved. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad.

Human Capital Resources

As of March 30, 2023, we had 41 total employees. All 41 are full-time employees and there are no part-time employees. We also engage various consultants and contractors.

We consider our relations with our employees to be good. To successfully commercialize our product candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring additional employees during 2023. We continually evaluate the business need and opportunity and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and manufacturing to contract manufacturers.

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

Information About Our Directors and Executive Officers

Name	Position
Tsontcho Ianchulev, M.D., M.P.H.	Chairman and Director of Eyenovia
Rachel Jacobson	Director of Eyenovia and President of the Drone Racing League (DRL)
Charles Mather	Director of Eyenovia
Ram Palanki, Pharm.D.	Director of Eyenovia and Executive Vice President of Commercial Strategy & Operations at REGENXBIO Inc.
Ellen Strahlman, M.D., MHSc	Director of Eyenovia
Michael Rowe	Chief Executive Officer and Director of Eyenovia
John Gandolfo	Chief Financial Officer and Secretary of Eyenovia
Bren Kern	Chief Operating Officer of Eyenovia

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

Our audited financial statements for the year ended December 31, 2022 were prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, therefore our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2022, indicating that, without additional sources of funding, our cash at December 31, 2022 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 – Summary of Significant Accounting Policies – Liquidity and Going Concern of our financial statements included within this Annual Report on Form 10-K, however, management cannot assure you that its plans will be successful. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each placed into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any of our counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis. We do not currently have funds deposited with SVB in excess of the FDIC insurance limit.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;

●	Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may material adverse impacts on our business.

We will need to raise additional capital in order to continue developing our product candidates and to manufacture and commercialize them. Such funding might not be available on acceptable terms, or at all. Failure to obtain this necessary capital may force us to delay, limit or terminate certain of our product development and commercialization efforts or to continue operations.

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

Until such time as we can generate substantial product revenues, as to which we can make no assurance, we intend to finance our cash needs through equity offerings, debt financings, government and/or other third-party grants or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our investors’ ownership interest will be diluted. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail one or more clinical research or development programs or delay manufacturing and commercialization plans, which would adversely impact potential revenues, results of operations and our financial condition.

If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs or product candidates, or grant licenses on terms that might not be favorable to us.

The terms of the Loan and Security Agreement with Avenue Capital Management II, L.P. and the lenders listed therein require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 22, 2022, we entered into a Loan and Security Agreement with Avenue Capital Management II, L.P. and related entities (together, “Avenue”) that is secured by a lien on all of our assets. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, Avenue may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, Avenue’s right to repayment would be senior to the rights of the holders of our common stock. Avenue could declare an event of default upon the occurrence of any event that could reasonably be expected to result in what they interpret as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by Avenue of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We have incurred operating losses since our inception. We expect to continue to incur losses for the foreseeable future and might never achieve or maintain profitability.

We have incurred net losses of approximately $118.2 million since inception, have not generated any product sales revenue and have not achieved profitable operations. Our net losses were approximately $28.0 million and $12.8 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. It could be a year or more, if ever, before we have a commercialized product. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue the ongoing development of our product candidates;
●	seek marketing approvals for our current and future product candidates that successfully complete clinical trials;
●	continue to develop a sales, marketing and distribution infrastructure to commercialize any product candidate for which we may obtain marketing approval;
●	develop, maintain, expand and protect our intellectual property portfolio;

●	implement additional operational, financial and management systems;
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and
●	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future.

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

We are a clinical stage company, which commenced active operations in 2014. Our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our product candidates. We have entered into licensing agreements with Bausch Health, for the development and commercialization of MicroPine in the United States and Canada, Arctic Vision, for the development and commercialization of MicroPine, MicroLine and MydcombiTM in Greater China and South Korea, and Senju, for the development and commercialization of MicroPine, MicroLine and Mydcombi in Asia (other than Greater China and South Korea). We also submitted an NDA for Mydcombi for pharmacologic mydriasis and initiated our Phase III VISION studies for presbyopia. However, we have not yet demonstrated our ability to obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We will need to transition from a company with a product development focus to a company capable of supporting commercial and manufacturing activities in the near future. We might not be successful in such a transition. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors during such transition. Consequently, any predictions about our future success or viability might not be as accurate as they could be if we had a longer operating history.

If we are unable to use carryforward tax losses or benefit from favorable tax legislation to reduce our taxes, our business, results of operations and financial condition may be adversely affected.

We have incurred significant net operating losses since our inception in July 2014. As of December 31, 2022, we had federal net operating loss carry-forwards of approximately $85.9 million, of which approximately $10.8 million will expire at various dates from 2034 to 2037 for federal purposes. If we are unable to use carryforward tax losses to reduce our future taxable basis for corporate tax purposes, our business, results of operations and financial condition may be adversely affected.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of Mydcombi for mydriasis, MicroPine for pediatric progressive myopia, and MicroLine for presbyopia. Our prospects are substantially dependent on our and our licensees abilities to develop, obtain marketing approval for and successfully commercialize these product candidates.

The success of our product candidates will depend on, among other things, our ability to successfully complete clinical trials of each product candidate. Although we have completed multiple Phase II and III studies for our product candidates, including the MIST-1 and MIST-2 Phase III trials for Mydcombi, and the VISION-1 and VISION-2 Phase III trials for MicroLine, the clinical trial process is uncertain, and failure of one or more clinical trials can occur at any stage of testing.

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

In addition, once a clinical trial has begun, it may experience unanticipated delays or be suspended or terminated by us, an IRB, the FDA or other regulatory authorities due to several factors, all of which could impact our, or our licensees’, ability to complete clinical trials in a timely and cost-efficient manner, including:

●	lack of adequate funding;
●	failure to conduct the clinical trial in accordance with regulatory or IRB requirements;
●	slower than expected rates of subject recruitment and enrollment;
●	higher than anticipated participant drop-out rates;
●	failure of clinical trial subjects to use the product as directed or to report data as per trial protocols;
●	inspection of the clinical trial operations or clinical trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;
●	failure to achieve certain efficacy and/or safety standards;
●	subjects experiencing severe side effects or other adverse events related to the investigational treatment;

●	delayed or insufficient supply of clinical trial material or inadequate quality of such materials;
●	failure of our CROs or other third-party contractors to meet their contractual obligations to us in a timely manner, or at all; or
●	delays in quality control/quality assurance procedures necessary for study database lock and analysis of unblinded data.

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

Successful and timely completion of clinical trials will require that we or our licensees sponsoring trials for our product candidates enroll a sufficient number of subjects. Subject enrollment, which is an important factor in the timing of clinical trials, is affected by many factors, including the size and nature of the patient population and competition for patients eligible for our clinical trials with competitors which may have ongoing clinical trials for product candidates that are under development to treat the same indications as one or more of our product candidates, or approved products for the conditions for which we are developing our product candidates.

Trials may be subject to delays as a result of subject enrollment taking longer than anticipated or subject withdrawal. We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities. We cannot predict how successful we or our licensees will be at enrolling subjects in future clinical trials. Subject enrollment is affected by other factors including:

●	the severity and difficulty of diagnosing the disease under investigation;
●	the eligibility and exclusion criteria for the trial in question;
●	the size of the patient population and process for identifying patients;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the design of the trial protocol;
●	the perceived risks and benefits of the product candidate in the trial in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing therapeutic candidates’ clinical trials for the disease or condition under investigation;
●	the willingness of patients to be enrolled in our clinical trials;
●	the risk that subjects enrolled in clinical trials will drop out of our trials before completion;
●	our ability to obtain and maintain clinical trial subject informed consents
●	the efforts to facilitate timely enrollment in clinical trials;

●	potential disruptions caused by geopolitical events such as the Russian invasion of Ukraine;
●	the patient referral practices of physicians;
●	the ability to monitor subjects adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective subjects.

Inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on contract research organizations (CROs) and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we have limited influence over their performance.

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

Furthermore, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or therapeutic product, if any, and us in general. The information we choose to publicly disclose regarding a particular nonclinical study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular therapeutic product, if any, product candidate or our business. If the preliminary, interim and topline data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans and we may fail to obtain regulatory approval of our product candidates.

Our clinical trial results may not support regulatory approval of our product candidates. The results of nonclinical studies and clinical trials may not be predictive of the results of later-stage clinical trials, and product candidates in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and initial clinical trials. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure safety in the full population for which we seek approval;
●	we may be unable to demonstrate that our product candidates’ risk-benefit ratios for their proposed indications are acceptable;

●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of an application for marketing authorization to FDA or comparable foreign regulatory authorities;
●	the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes, our own manufacturing facilities, or a third-party manufacturer’s facilities with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Failure to obtain regulatory approval to market any of our product candidates would significantly harm our business, results of operations, and prospects.

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

Additionally, if undesirable side effects of our products are identified following marketing approval, a number of potentially significant negative consequences could result, including:

●	marketing of such product may be suspended;
●	a product recall or product withdrawal;
●	regulatory authorities may withdraw or limit their approvals of such product or may require additional warnings on the label;
●	the requirement to develop a REMS for each product or, if a strategy is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority;
●	the requirement to conduct additional post-market studies; and
●	being sued and held liable for harm caused to subjects or patients.

Consequently, our reputation and business operations may suffer.

In addition, adverse side effects caused by any therapeutics that may be similar in nature to our product candidates could delay or prevent regulatory approval of our product candidates, limit the commercial profile of an approved label for our product candidates, or result in significant negative consequences for our product candidates following marketing approval.

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

We may not be able to successfully commercialize our product candidates, if approved, due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell our product candidates profitably.

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

Prior to obtaining approval to commercialize any biologic product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical or preclinical studies and clinical trials may be interpreted differently by different regulatory agencies. Even if we believe the nonclinical or clinical data for Mydcombi, MicroPine, and MicroLine are promising, such data may be insufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our products either prior to or after approval, or it may object to elements of our clinical development programs. This could result in substantial additional costs or delays in the development of our product candidates.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of our clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from nonclinical studies or clinical trials;
●	we may be unable to demonstrate that a product candidate’s clinical and other benefits outweigh its safety risks;
●	the FDA or comparable foreign regulatory authorities may fail to approve our manufacturing processes or facilities of third-party suppliers with which we contract for clinical and commercial supplies of our product candidates; and
●	the approval policies or regulations of the FDA or comparable foreign authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

We submitted an NDA to the FDA for marketing approval of Mydcombi for mydriasis to facilitate the over 100 million estimated office-based comprehensive and diabetic eye exams and four million ophthalmic surgical dilations performed every year in the United States. In October 2021, we received a CRL from the FDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. As a result, we resubmitted the NDA for Mydcombi providing additional non-clinical device information, and the FDA accepted the resubmitted NDA for filing and review in December 2022, with a PDUFA date of May 8, 2023. However, even if we addressed all of the issues identified in the CRL, the FDA may ultimately decide that the application does not satisfy the applicable regulatory criteria and may decline to approve Mydcombi for commercialization, which would materially adversely impact our business.

Mydcombi is a drug/device combination and the process for obtaining regulatory approval in the United States will require compliance with complex procedures because concordance between two centers of the FDA (CDRH and CDER) is necessary for approval of this combination product. A change in the FDA’s prior determination that CDER would lead the review of a marketing application for Mydcombi would adversely impact its development timeline and significantly raise our costs to complete clinical development and obtain regulatory approval for Mydcombi.

Mydcombi is a drug product for mydriasis that is intended to be administered to a patient via our Optejet dispenser, which uses our microdose array print, or MAP, technology. In October 2021, we received a CRL from the FDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. If the designation were to be changed, or if either CDER or CDRH were to institute additional requirements for the approval of Mydcombi, we could be required to complete clinical studies with more patients and over longer periods of time than is currently anticipated. This would significantly increase the anticipated cost and timeline to completion of Mydcombi’s development and require us to raise additional funds. The FDA may determine that the results of our completed clinical trials are not sufficiently robust or convincing and require additional clinical and/or nonclinical studies prior to approval of Mydcombi. Because Mydcombi is our lead product candidate, the impact of either a change in the lead FDA review center or the imposition of additional, currently unanticipated requirements for approval could be significant to us and have a material adverse effect on the prospects for developing Mydcombi, as well as on our business and our financial condition.

Furthermore, we anticipate that our other product candidates in development, MicroPine and MicroLine, will also be considered drug/device combination products because, like Mydcombi, they are also pre-filled or co-packaged ophthalmic drug dispenser products intended for use only with the Optejet dispenser.

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

The FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	revision to the labeling, including limitations on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	imposition of a REMS, which may include distribution or use restrictions;
●	requirements to conduct additional post-market clinical trials to assess the safety of the product;
●	fines, warning letters or other regulatory enforcement action;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us;
●	suspension, limitation, or withdrawal of marketing approvals;
●	suspension of any of our ongoing clinical trials;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; and
●	injunctions or the imposition of civil or criminal penalties;

Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to develop and commercialize our products and our value and operating results would be adversely affected.

In addition, the FDA’s and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Even if we obtain FDA approval for any of our product candidates in the United States, we may never obtain approval for or commercialize any of them in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Although we do not currently have any products on the market, upon commercialization of Mydcombi, MicroPine, MicroLine, or any of our future product candidates, if approved, we will be subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Health care providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or the AKS, and the FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

The health care laws that may affect us include: the federal fraud and abuse laws, including the AKS; false claims and civil monetary penalties laws, including the False Claims Act and Civil Monetary Penalties Law; federal data privacy and security laws, including HIPAA, as amended by HITECH; and the federal Physician Payments Sunshine Act which requires us to report to CMS annually any transfers of value made to physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, chiropractors, and other advanced practice health care professionals), certain non-physician health care practitioners and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services (HHS) as of January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA, and as a result, certain sections of the ACA have not been fully implemented or have been effectively repealed through Executive Orders and/or executive agency actions. However, following several years of litigation in the federal courts, in June 2021, the U.S. Supreme Court upheld the ACA when it dismissed a legal challenge to the ACA’s constitutionality. Further legislative and regulatory changes under the ACA remain possible, but it is unknown what form any such changes or any law would take, and how or whether it may affect the biopharmaceutical industry as a whole or our business in the future. We expect that changes or additions to the ACA, the Medicare and Medicaid programs, such as changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the health care industry in the United States.

Further, over the past several years there has been heightened governmental scrutiny over the manner in which biopharmaceutical manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. The probability of success of these newly announced policies, many of which have been subjected to legal challenge in the federal court system, and their potential impact on the U.S. prescription drug marketplace is unknown. There are likely to be continued political and legal challenges associated with implementing these reforms as they are currently envisioned. For example, in July 2021, President Biden issued a sweeping executive order on promoting competition in the American economy that includes several mandates pertaining to the pharmaceutical and health care insurance industries, and called on HHS to release a comprehensive plan to combat high prescription drug prices. The drug pricing plan released by HHS in September 2021 in response to the executive order makes clear that the Biden Administration supports aggressive action to address rising drug prices, including allowing HHS to negotiate the cost of Medicare Part B and D drugs, but such significant changes will require either new legislation to be passed by Congress or time-consuming administrative actions. Accordingly, there remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

Most recently, in August 2022, President Biden signed into the law the Inflation Reduction Act of 2022, or the IRA. Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. The effect of the Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known. There remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost, or WAC, of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers, or PBMs, and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. The coronavirus pandemic has also adversely affected the operations of necessary government agencies. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. In addition, competing demands from other companies or issues can affect the timeliness for which the FDA can review and process our regulatory submissions.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND MANAGING GROWTH

We are highly dependent on the services of our senior management team, including our Chief Executive Officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical, scientific and sales personnel, our business will be harmed.

We are highly dependent on our senior management team, including our Chief Executive Officer. The employment agreements we have with our executive officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.

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

We might not be able to attract or retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Many of the other medical technology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract, retain and motivate high-quality personnel and consultants to accomplish our business objectives, the rate and success at which we can discover and develop drug candidates and our business will be limited and we may experience constraints on our development objectives.

Our future performance will also depend, in part, on our ability to successfully integrate newly hired executive officers into our management team and our ability to develop an effective working relationship among senior management.

We have limited corporate infrastructure and may experience difficulties in managing growth.

As of March 30, 2023, we had only 41 full time employees and we rely on third-party contractors for the provision of professional and other services. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to commercialize drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

We are contracting with third parties for the manufacture of components of our product candidates, particularly for commercialization, just as we do to provide materials required for the production of the Optejet and for some of our current research and development activities. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development and commercialization efforts.

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

Any disruption, such as a fire, natural hazards or vandalism at our third-party suppliers could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative component supply sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to third-party suppliers occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption. For these reasons, a significant disruptive event of any third-party suppliers could have drastic consequences, including placing our financial stability at risk.

Our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and other applicable regulatory requirements and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future suppliers could delay clinical development or marketing approval.

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

In addition, court rulings in cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litigation, Promega Corp. v. Life Technologies Corp. and Abbvie Deutschland GmbH v. Janssen Biotech, Inc. have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Any changes to patent law in the United States or other jurisdictions that impairs our ability to protect our product candidates could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which might not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could adversely affect the price of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to file and pursue such infringement claims, which typically last for years before they are concluded. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Any such litigation could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Our trademarks or trade names, including Optejet®, may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We might not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections. Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks might not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we might not be able to compete effectively and our business may be adversely affected.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 28, 2023, we had 37,991,746 shares of common stock outstanding, 1,125,831 shares of common stock issuable upon exercise of warrants issued in the private placement completed in March 2020, which may be resold without restriction, and 4,870,130 shares of our common stock issuable upon exercise of warrants and pre-funded warrants issued in the registered direct offering completed in March 2022.

The price of our common stock has been, and may continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The stock market historically has experienced extreme price and volume fluctuations, such as those seen in 2022. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in

January 2018 through March 30, 2023, the per share trading price of our common stock has been as high as $10.74 and as low as $1.50. It might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

●	general economic, industry and market conditions, including as a result of the evolving coronavirus pandemic and geopolitical events such as the Russian invasion of Ukraine;
●	our ability to successfully conduct clinical trials, submit NDAs and gain marketing approval for our product candidates;
●	results of clinical trials of our product candidates or those of our competitors;
●	the success of competitive products or technologies;
●	commencing, maintaining, or terminating of licensing agreements and other collaborations;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	the other factors described in this “Risk Factors” section.

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

We may be adversely affected by the effects of inflation.

Inflation has the potential to adversely affect our liquidity, business, financial condition and results of operations by increasing our overall cost structure. The existence of inflation in the economy has resulted in, and may continue to result in, higher interest rates and capital costs, shipping costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Recently, inflation has increased throughout the U.S. economy. Inflation can adversely affect us by increasing the costs of clinical trials and research, the development of our product candidates, administration and other costs of doing business. We may experience increases in the prices of labor and other costs of doing business. In an inflationary environment, cost increases may outpace our expectations, causing us to use our cash and other liquid assets faster than forecasted. If this happens, we may need to raise additional capital to fund our operations, which may not be available in sufficient amounts or on reasonable terms, if at all, sooner than expected.

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

Item 2.   Properties.

Our principal executive offices are located in approximately 3,800 square feet of office space in New York City, NY. In addition, we lease approximately 12,000 square feet of office space in Reno, Nevada where we perform certain of our research and development activities. We also lease approximately 6,700 square feet for a planned commercial manufacturing facility in Redwood City, California and 4,600 square feet of office space in Laguna Hills, California for clinical, medical affairs and the commercial team offices.

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

Based upon information furnished by our transfer agent, at March 28, 2023, we had approximately 37 holders of record of our common stock.

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

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based on, and should be read in conjunction with our financial statements for the years ended December 31, 2022 and 2021, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

Overview

We are a pre-commercial ophthalmic technology company developing the Optejet® delivery system for use both in combination with our own drug-device therapeutic programs as well as out-licensing for additional indications. Our aim is to improve the delivery of topical ophthalmic medication through ergonomic design that facilitates ease-of-use, delivery of more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes.

The ergonomic and functional design of the Optejet® allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle, to administer medications. Drug is delivered in a microscopic array of droplets faster than the blink reflex to help ensure instillation success. The precise delivery of a low-volume columnar spray by the Optejet® device minimizes contamination with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet® has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%.

A more physiologically appropriate volume of medication in the range of seven to nine microliters is delivered by the Optejet, approximately one fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. Lower volume of medication exposes the ocular surface to less active ingredient and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drug to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye.

Versions of the Optejet are being developed with on-board digital technology to provide reminders via Bluetooth to smart devices and date and time stamp device use. This information can then be used by practitioners and health care systems to measure treatment compliance and improve medical decision making. In this way, the Optejet could serve as an extension of the physician’s office by providing information that is not currently possible to collect except through the use of diaries.

Our drug-device therapeutic programs include MicroPine, MicroLine and Mydcombi™. MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our IND to initiate the CHAPERONE study to reduce the progression of myopia in children. The first patient was enrolled in the CHAPERONE study in June 2019.

On October 9, 2020, we entered into the Bausch License Agreement with Bausch + Lomb, pursuant to which Bausch + Lomb may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch + Lomb also will pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch + Lomb assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study.

We have also successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, and the construction of our own fill and finish facility in Redwood City, California. As of the date of filing, we are up-to-date supplying clinical product for this study.

MicroLine is our investigational pharmacologic treatment for presbyopia. Presbyopia is a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. Allergan recently launched Vuity™, a pilocarpine drug product for the treatment of presbyopia. Our second Phase III study, VISION-2, used the same drug, delivered with the advantages of our Optejet® device. We released positive top-line results from VISION-2 in the fourth quarter of 2022.

Mydcombi™ is our fixed combination formulation of tropicamide-phenylephrine for mydriasis and a novel approach for the over 100 million office-based comprehensive and diabetic eye exams performed every year in the United States. We completed two Phase III trials for Mydcombi and announced positive results from these studies, known as MIST-1 and MIST-2, and have submitted an NDA to the FDA seeking approval to market the product in the U.S. In October 2021, we received a CRL in response to our NDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi had been reclassified as drug-device combination products. This reclassification was based upon the U.S. Court of Appeals for the D.C. Circuit’s decision in Genus Medical Technologies v. FDA, not involving Eyenovia, which ordered that products meeting the statutory definition of a device but were previously classified by the FDA as drugs must be regulated as devices. Before this ruling, the FDA regulated pre-filled or co-packaged ophthalmic dispensers as part of the approved ophthalmic drug distributed and sold with the dispenser. After the ruling, however, the dispenser must be considered as a distinct device constituent part of a drug-device combination product. We resubmitted the NDA on November 8, 2022, and announced on December 13, 2022 that the FDA has accepted the resubmission. The FDA has assigned the resubmitted NDA a standard review with a Prescription Drug User Fee Act (PDUFA) target action date of May 8, 2023.

On August 10, 2020, we entered into the Arctic Vision License Agreement with Arctic Vision, which was amended on September 14, 2021, pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju. In addition, we may receive up to a total of $39.7 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from Eyenovia or, for such products not supplied by Eyenovia, pay a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to an exclusive license agreement with Senju dated March 8, 2015, as amended. See Note 2— Summary of Significant Accounting Policies—Arctic Vision License Agreement and Note 10—Related Party Transactions— Senju License Agreement to our audited financial statements included in this Annual Report on Form 10-K for further details.

We are in active discussions with manufacturers of existing and late-stage ophthalmic medications to explore whether development with the Optejet technology can solve unmet medical and business needs. Some of those business needs could include extension of exclusivity under the Optejet patents, improvement in a drug’s tolerability profile, or potential improvement in treatment compliance.

Historically, we have financed our operations principally through equity offerings. We have also generated cash through licensing arrangements and our credit facilities with SVB and Avenue. However, based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued. Our ability to continue as a going concern depends on our ability to complete additional licensing or business development transactions or raise additional capital, through the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce costs.

Our net losses were $28.0 million and $12.8 million for the years ended December 31, 2022 and 2021. As of December 31, 2022, we had working capital and an accumulated deficit of approximately $23.1 million and $118.2 million, respectively.

Financial Overview

Revenue and Cost of Revenue

In August and October 2020, we entered into the Arctic Vision License Agreement and Bausch License Agreement, respectively. Both of these agreements provide for the Company to earn revenue from an upfront licensing fee, the achievement of various development and regulatory milestones, and royalty income on sales of licensed products. Pursuant to the Senju License agreement, we will pay a percentage between 30 and 40 percent of such payments from the Arctic Vision License Agreement to Senju. See Note 10 – Related Party Transactions in the accompanying financial statements for the years ended December 31, 2022 and 2021.

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

Results of Operations

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021

Revenue and Cost of Revenue

In August 2020, we received a non-refundable, upfront payment of $4.0 million under the terms of the Arctic Vision License Agreement, which was recorded as deferred license fees until such time that the related performance obligation was satisfied and the payment was earned. Payment is earned and revenue is recognized once certain trial data has been fully submitted to Arctic Vision, permitting Arctic Vision to seek regulatory approval with the National Medical Products Administration of China. The trial data for one of the two products (MicroPine) was fully submitted to Arctic Vision in March 2021 and trial data for the other product (MicroLine) was fully submitted to Arctic Vision in June 2021. As a result, we recognized the deferred license fees as revenue during the year ended December 31, 2021. Pursuant to the terms of the Senju License Agreement, we are required to pay Senju a percentage of payments received from Arctic Vision. Accordingly, we accrued $1.6 million of license costs related to payments to Senju in connection with the upfront license fees received from Arctic Vision, which is reflected as cost of revenue for the year ended December 31, 2021 (see Note 10 – Related Party Transactions in the accompanying financial statements for the years ended December 31, 2022 and 2021). On September 14, 2021, we executed Amendment 1 to the Arctic Vision License Agreement, which provides for a one-time upfront payment to us of $250,000 and milestone payments to us of $2.0 million based on the achievement of certain milestones. We did not recognize revenue for the $250,000 upfront payment because it was passed through to Senju pursuant to our agreement with them.

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

No revenue was earned or recognized during the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2022 totaled $13.4 million, a decrease of $1.5 million, or 10%, as compared to $14.9 million recorded for the year ended December 31, 2021. Research and development expenses consisted of the following:

	For the Year Ended
	December 31,
	2022	2021
Personnel-related expenses	$6,070,577	$5,393,241
Supplies and materials	2,731,743	1,271,234
Non-cash stock-based compensation expenses	1,809,305	1,612,942
Direct clinical and non-clinical expenses	1,005,661	5,045,518
Facilities expenses	994,069	1,153,337
Other expenses	767,325	374,602
Total research and development expenses	$13,378,680	$14,850,874

The increase in personnel-related expenses and non-cash stock-based compensation expenses was primarily due to new hires. The increase in supplies and materials was primarily due to costs expended for clinical dispenser cartridge supplies in 2022. The decrease in direct clinical and non-clinical expenses resulted from the sharp decrease in expenses resulting from Bausch + Lomb assuming full control of its clinical trial in December 2021 and the Vision 2 study in 2022 costing less than the Vision 1 study completed in 2021. The increase in other expense primarily reflects additional travel expenses due to the easing of COVID-19 restrictions.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2022 totaled $13.5 million, an increase of $2.9 million, or 27%, as compared to $10.6 million recorded for the year ended December 31, 2021. General and administrative expenses consisted of the following:

	For the Year Ended
	December 31,
	2022	2021
Salaries and benefits	$3,842,993	$2,875,884
Professional fees	3,427,450	1,963,233
Stock-based compensation	1,956,059	1,273,160
Other	1,260,732	1,151,678
Sales and marketing	1,203,767	1,964,192
Insurance expense	1,061,505	917,548
Director fees and expense	398,125	318,250
Facilities expense	382,204	105,707
	$13,532,835	$10,569,652

The increase in salaries and benefits and stock-based compensation was primarily attributable to new hires as we ramp up for the commercialization stage. The increase in professional fees was primarily due to higher legal and professional recruiting expenses related to the addition of new directors in 2022. The decrease in sales and marketing primarily related to the Mydcombi promotional campaign and trade show expenses incurred for the anticipated launch in late 2021. The timing of that launch has been delayed.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2022 totaled approximately $1.1 million of net other expense, a change of approximately $1.3 million, as compared to $0.2 million of net other income for the year ended December 31, 2021. Net other expense for the year ended December 31, 2022 primarily consisted of approximately $1.4 million of interest expense related to the SVB loan payoff and the Avenue loan, primarily offset by $0.2 million of income from the sale of clinical supplies and $0.1 million of interest income. Net other income for the year ended December 31, 2021 primarily consisted of an approximately $0.5 million gain on extinguishment of the PPP (7a) loan, primarily offset by approximately $0.4 million of interest expense primarily related to a loan we entered into with SVB in 2021.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2022	2021
Cash and Cash Equivalents	$22,863,520	$19,461,850
Restricted Cash	—	7,875,000
Total	$22,863,520	$27,336,850

Working Capital	$23,130,178	$10,829,363

Notes Payable (Gross)	$10,425,000	$7,500,000

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds received in equity and debt financings. At December 31, 2022, our accumulated deficit since inception was approximately $118.2 million.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services and competing market developments.During the years ended December 31, 2022 and 2021, our sources and uses of cash were as follows:

Net cash used in operating activities for the year ended December 31, 2022 was approximately $25.1 million, which includes cash used to fund a net loss of $28.0 million, reduced by $2.3 million of net cash used by changes in the levels of operating assets and liabilities, offset by $5.2 million of non-cash expenses. Net cash used in operating activities for the year ended December 31, 2021 was approximately $20.9 million, which includes cash used to fund a net loss of $12.8 million, reduced by $10.7 million of net cash used by changes in the levels of operating assets and liabilities, offset by $2.6 million of net non-cash expenses.

Net cash used in investing activities was approximately $0.9 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively, which was attributable to purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2022 totaled approximately $21.5 million, which was primarily attributable to $14.9 million of net proceeds from the sale of common stock and warrants from a registered direct offering, $5.3 million of net proceeds from the sale of common stock and warrants in our at-the-market offering pursuant to the Sales Agreement with SVB Securities LLC, or SVB Securities (formerly known as SVB Leerink LLC), and $9.5 million of net proceeds from the credit facility with Avenue, offset by $8.2 million from the repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2021 totaled approximately $21.5 million, which was primarily attributable to $12.4 million of net proceeds from the sale of common stock and warrants in our at-the-market offering pursuant to the Sales Agreement, dated May 14, 2021, with SVB Securities, $2.1 million of proceeds from exercises of stock warrants, $7.4 million of net proceeds from the credit facility with SVB Securities, $0.2 million of proceeds from the exercise of stock options, offset by $0.7 million from the repayments of notes payable.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $3.7 million to settle our December 31, 2022 accounts payable, accrued expenses and other current liabilities, (b) $0.5 million relating to our non-cancelable operating lease commitments; (c) $1.0 million of potential executive severance pay; and (d) $0.4 million of gross payments due under our notes payable and convertible notes payable (if not previously converted).

After twelve months we have commitments to pay (a) an additional $0.9 million relating to our non-cancelable operating lease commitments, and $10.0 million of gross payments due in connection with notes payable and convertible notes payable (if not previously converted).

Avenue Loan Agreement

On November 22, 2022, we entered into a Loan and Security Agreement, or the Avenue Loan with Avenue Venture Opportunities Fund, L.P., or Avenue 1 and Avenue Venture Opportunities Fund, L.P. II, or Avenue 2, for an aggregate principal amount of up to $15,000,000. The initial tranche of the Avenue Loan is $10,000,000, consisting of $4,000,000 from Avenue 1 and $6,000,000 from Avenue 2. Up to $5,000,000 of the principal amount outstanding may be converted at the option of the lender into shares of the Company’s common stock at a conversion price of $2.148 per share, subject to typical anti-dilution adjustments. The Avenue Loan bears interest at an annual rate equal to the greater of (A) 7.0% and (B) the prime rate as reported in The Wall Street Journal plus 4.45%. The Avenue Loan maturity date is November 1, 2025. We may request an additional $5,000,000 of gross funding between April 1, 2023 and July 31, 2023, subject to agreed-upon conditions. We must also make an incremental final payment equal to 4.25% of the aggregate funding.

We are required to make monthly interest-only payments during the first twelve months of the Avenue Loan, which could be increased to up to eighteen months upon the achievement of specified performance milestones. Following the interest-only period, we will make equal monthly payments of principal until the maturity date, plus interest. If we prepay the Avenue Loan, we will be required to pay a prepayment fee of 3% if the Avenue Loan is prepaid during the first year, 2% if the Avenue Loan is prepaid during the second year and 1% if the Avenue Loan is repaid during the third year.

The Avenue Loan requires us to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Avenue Loan is secured by all of our assets globally, including intellectual property. The Avenue Loan also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments. Upon the occurrence of an event of default, all interest and principal will be accelerated and immediately become due and payable. In addition, Avenue will have the right to exercise any other right or remedy provided by applicable law.

Going Concern

As of December 31, 2022, we had unrestricted cash and cash equivalents of approximately $22.9 million and an accumulated deficit of approximately $118.2 million. For the years ended December 31, 2022 and 2021, we incurred net losses of approximately $28.0 million and $12.8 million, respectively, and used cash in operations of approximately $25.1 million and $20.9 million, respectively. We do not have recurring revenue and have not yet achieved profitability. We expect to continue to incur cash outflows from operations. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to generate sufficient recurring revenues or our ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support our future operations.

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

Risks and Uncertainties

As of March 15, 2023, the amount of our assets held on deposit with SVB is immaterial with respect to our total cash, cash equivalents and marketable securities. We do not expect that SVB’s liquidity concern will have a significant adverse impact on our operations due to our limited exposure to SVB and the Federal Reserve’s decision to make all of SVB’s depositors whole. We will continue to monitor the situation with SVB as it evolves.

The continuing worldwide implications of the war between Russia and Ukraine remain difficult to predict at this time. The imposition of sanctions on Russia by the United States and other countries and counter sanctions by Russia, and the resulting economic impacts on oil prices and other materials and goods, could affect the price of materials used in the manufacture of our product candidates. If the price of materials used in the manufacturing of our product candidates increase, that would adversely affect our business and the results of our operations.

Critical Accounting Policies

The following represent our most critical accounting policies:

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. We base our estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in our balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, revenue recognition, the recoverability and useful lives of long-lived assets, the recovery of deferred costs and the deferral of revenues. Certain of our estimates could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

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

We analyze our arrangements to assess whether such arrangements involve joint operating activities. For collaboration arrangements that are deemed to be within the scope of ASC Topic 808, “Collaborative Arrangements,” or ASC 808, we allocate the contract consideration between such joint operating activities and elements that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC Topic 606, “Revenue from Contracts with Customers,” or ASC 606. Our policy is to recognize amounts allocated to joint operating activities as a reduction in research and development expense.

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

Operating Leases

We adopted the Accounting Standards Update, or ASU 2016-02,“Leases (Topic 842)” as of December 31, 2022, effective January 1, 2022. We lease our facilities under non-cancellable operating leases. We evaluate the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the ROU asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. We recognize a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at our incremental borrowing rate. Our leases do not generally contain an implicit interest rate and therefore the we use the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

Recently Issued Accounting Standards

Our recently issued accounting standards are included in Note 2 – Summary of Significant Accounting Policies of our financial statements included within this Annual Report on Form 10-K.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data.

See the financial statements included at the end of this report beginning on page F-1.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2022, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Our management, including our principal executive officer and principal financial and accounting officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial and accounting officer have concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2023 Annual Meeting of Stockholders currently scheduled to be held on June 12, 2023, or 2023 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit Committee is incorporated by reference from the section captioned “Corporate Governance Matters—Board Committees—Audit Committee” contained in our 2023 Proxy Statement.

We have adopted a code of business conduct and ethics relating to the conduct of our business by all of our employees, executive officers, and directors. The policy is posted on our website, www.eyenovia.com.

The information required by this Item concerning our executive officers is incorporated by reference from the section captioned “Executive Officers” contained in our 2023 Proxy Statement.

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section of our 2023 Proxy Statement captioned “Delinquent Section 16(a) Reports.”

Item 11.   Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation,” and “Director Compensation” in our 2023 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2022 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Equity Compensation Plan Information

Weighted-
		average	Number of securities
	Number of securities	exercise price	remaining available for
	to be issued upon	of outstanding	future issuance under
	exercise of	options,	equity compensation plans
	outstanding options,	warrants and	(excluding securities
Plan Category	warrants, and rights	rights	reflected in column (a))
Equity compensation plans approved by security holders
2014 Equity Incentive Plan, as amended	945,888	$3.06	104,342
Amended and Restated 2018 Omnibus Stock Incentive Plan	4,640,365	3.49	906,903
Equity compensation plans not approved by security holders	—	—	—
Total	5,586,253	$3.42	1,011,245

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our 2023 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related-Party Transactions” and “Corporate Governance Matters” in our 2023 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the proxy statement for the 2023 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this report:
1.	Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2.	Financial Statement Schedules:

None.

3.	Exhibits Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022

4.1	Description of Securities	--	--	--	Filed herewith

4.2	Form of Class A Warrant issued on March 24, 2020	8-K	001-38365	4.1	March 25, 2020

4.3	Form of Class b Warrant issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

4.4	Form of Warrant issued on May 7, 2021	8-K	001-38365	4.1	May 10, 2021

4.5	Form of Pre-Funded Warrant issued on March 7, 2022	8-K/A	001-38365	4.1	March 9, 2022

4.6	Form of Warrant issued on March 7, 2022	8-K/A	001-38365	4.2	March 9, 2022

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.1.1#	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	10-Q	001-38365	10.24	August 14, 2020

10.1.2#	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020

10.2*	Master Consulting Services Agreement, dated November 4, 2014, between Eyenovia, Inc. and Private Medical Equity, Inc.	S-1	333-222162	10.10	December 19, 2017

10.3*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Tsontcho Ianchulev	8-K	001-38365	10.16	February 19, 2019

10.4*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo	8-K	001-38365	10.17	February 19, 2019

10.5*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo	8-K	001-38365	10.19	February 19, 2019

10.6	Form of Nondisclosure, Assignment of Inventions and Noncompetition Agreement	8-K	001-38365	10.21	February 19, 2019

10.7*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.14	August 14, 2019

10.8*	Form of Nonqualified Stock Option Agreement	S-8	333-233278	10.15	August 14, 2019

10.9	Registration Rights Agreement, dated March 23, 2020, between Eyenovia, Inc. and the investors named therein	8-K	001-38365	10.23	March 25, 2020

10.10	Promissory Note and Agreement dated May 3, 2020	8-K	001-38365	10.24	May 8, 2020

10.11*	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	8-K	001-38365	10.1	June 17, 2022

10.12*	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38365	10.14	June 14, 2018

10.13*	Form of Restricted Stock Award Agreement	8-K	001-38365	10.15	June 14, 2018

10.14#	License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

10.15#	License Agreement by and between Eyenovia, Inc. and Bausch Health Ireland Limited, dated October 9, 2020	8-K	001-38365	10.1	October 13, 2020

10.16*	First Amendment to Executive Employment Agreement, dated February 1, 2021, by and between the Company and Michael M. Rowe	8-K	001-38365	10.1	February 3, 2021

10.17#	Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated May 7, 2021	8-K	001-38365	10.1	May 10, 2021

10.18#	First Amendment to Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated September 29, 2021	10-Q	001-38365	10.3	November 12, 2021

10.19	Waiver Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated November 30, 2021	8-K	001-38365	10.1	December 3, 2021

10.20	Sales Agreement, by and between Eyenovia, Inc. and SVB Leerink LLC, dated December 14, 2021	S-3	333-261638	1.2	December 14, 2021

10.21	Securities Purchase Agreement by and between Eyenovia, Inc. and Armistice Capital Master Fund Ltd., dated March 3, 2022	8-K	001-38365	10.1	March 7, 2022

10.22	Director Compensation Policy	10-K	001-38365	10.22	March 30, 2022

10.23	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Tsontcho Ianchulev	10-K	001-38365	10.23	March 30, 2022

10.24	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and John Gandolfo	10-K	001-38365	10.24	March 30, 2022

10.25	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Michael Rowe	10-K	001-38365	10.25	March 30, 2022

10.26	Third Amendment to Loan and Security Agreement, dated as of May 6, 2022, by and between Eyenovia, Inc. and Silicon Valley Bank.	8-K	001-38365	10.1	May 15, 2022

10.27*#	Employment Agreement, dated July 26, 2022, by and between Eyenovia, Inc, and Michael Rowe	10-Q	001-38365	10.2	August 11, 2022

10.28*	Executive Chair Agreement, dated August 1, 2022, by and between, Eyenovia, Inc. and Tsontcho Ianchulev	10-Q	001-38365	10.3	August 11, 2022

10.29	Non-Employee Director Compensation Policy, as amended	10-Q	001-38365	10.1	November 14, 202

10.30	Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	--	--	--	Filed herewith

10.31	Supplement to the Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	--	--	--	Filed herewith

10.32	Subscription Agreement, dated November 22, 2022, by and among Eyenovia, Inc., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	--	--	--	Filed herewith

10.33	Employment Agreement, dated December 19, 2022, by and between Eyenovia, Inc. and Bren Kern	--	--	--	Filed herewith

23.1	Consent of Marcum LLP	--	--	--	Filed herewith

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2022 and 2021; (ii) Statements of Operations for the Years Ended December 31, 2022 and 2021; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021; (iv) Statements of Cash Flows for the Years Ended December 31, 2022 and 2021; and (v) Notes to Financial Statements	--	--	--	Filed herewith

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	--	--	--	Filed herewith
*	Management contract or other compensatory plan.
#

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the Company treats as private or confidential.

Item 16.   Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYENOVIA, INC.

Date: March 31, 2023	By:	/s/ Michael Rowe
Michael Rowe
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rowe	Chief Executive Officer	March 31, 2023
Michael Rowe	(Principal Executive Officer) and Director

/s/ John Gandolfo	Chief Financial Officer	March 31, 2023
John Gandolfo	(Principal Financial and Accounting Officer)

/s/ Tsontcho Ianchulev	Director	March 31, 2023
Tsontcho Ianchulev

/s/ Rachel Jacobson	Director	March 31, 2023
Rachel Jacobson

/s/ Charles E. Mather IV	Director	March 31, 2023
Charles E. Mather IV

/s/ Ram Palanki	Director	March 31, 2023
Ram Palanki

/s/ Ellen Strahlman	Director	March 31, 2023
Ellen Strahlman

EYENOVIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Eyenovia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eyenovia, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 2 and Note 9 to the financial statements, the Company has changed its method of accounting for leases in 2022 due to the adoption of the guidance in ASC Topic 842, Leases effective January 1, 2022.

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

New York, NY

March 31, 2023

EYENOVIA, INC.

Balance Sheets

	December 31,
	2022	2021
Assets

Current Assets:
Cash and cash equivalents	$22,863,520	$19,461,850
Deferred clinical supply costs	2,284,931	—
License fee and expense reimbursements receivable	1,183,786	1,805,065
Security deposits, current	119,550	—
Prepaid expenses and other current assets	1,190,719	734,942
Total Current Assets	27,642,506	22,001,857

Restricted cash	—	7,875,000
Property and equipment, net	1,295,115	1,271,225
Security deposits, non-current	80,874	119,035
Operating lease right-of-use asset	1,291,592	—
Equipment deposits	726,326	391,941
Total Assets	$31,036,413	$31,659,058

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,428,283	$1,614,104
Accrued compensation	1,747,191	1,543,618
Accrued expenses and other current liabilities	503,076	845,719
Deferred rent - current portion	—	18,685
Operating lease liabilities - current portion	484,882	—
Notes payable - current portion, net of debt discount of $33,885 and $349,632 as of December 31, 2022 and 2021, respectively	174,448	7,150,368
Convertible notes payable - current portion, net of debt discount of $33,885 and $0 as of December 31, 2022 and 2021, respectively	174,448	—

Total Current Liabilities	4,512,328	11,172,494

Deferred rent - non-current portion	—	19,949
Operating lease liabilities - non-current portion	907,644	—
Notes payable - non-current portion, net of debt discount of $813,229 and $0 as of December 31, 2022 and 2021, respectively	4,190,938	—
Convertible notes payable - non-current portion, net of debt discount of $813,229 and $0 as of December 31, 2022 and 2021, respectively	4,190,938	—

Total Liabilities	13,801,848	11,192,443

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
0 shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 36,668,980 and 28,426,616 shares issued and outstanding as of December 31, 2022 and 2021, respectively	3,667	2,844
Additional paid-in capital	135,461,361	110,683,077
Accumulated deficit	(118,230,463)	(90,219,306)

Total Stockholders’ Equity	17,234,565	20,466,615

Total Liabilities and Stockholders’ Equity	$31,036,413	$31,659,058

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2022	2021
Operating Income
Revenue	$—	$14,000,000
Cost of revenue	—	(1,600,000)
Gross Profit	—	12,400,000

Operating Expenses:
Research and development	13,378,680	14,850,874
General and administrative	13,532,835	10,569,653
Total Operating Expenses	26,911,515	25,420,527

Loss From Operations	(26,911,515)	(13,020,527)

Other Income (Expense):
Extinguishment of PPP 7(a) loan	—	463,353
Other income, net	197,090	164,027
Interest expense	(1,380,058)	(387,756)
Interest income	83,326	2,516

Net Loss	$(28,011,157)	$(12,778,387)

Net Loss Per Share - Basic and Diluted	$(0.83)	$(0.49)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	33,649,747	26,324,081

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Changes in Stockholders’ Equity

	For the Years Ended December 31, 2022 and 2021
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2021	24,978,585	$2,498	$92,742,306	$(77,440,919)	$15,303,885
Issuance of common stock in At the Market offering [1]	2,435,604	244	12,401,675	—	12,401,919
Exercise of stock warrants	885,482	89	2,124,815	—	2,124,904
Exercise of stock options	121,261	12	203,114	—	203,126
Shares withheld from option exercise for employee tax liability	(13,675)	(1)	(26,323)	—	(26,324)
Issuance of SVB warrants [2]	—	—	351,390	—	351,390
Stock-based compensation	—	—	2,886,102	—	2,886,102
Issuance of common stock related to vested restricted stock units	19,359	2	(2)	—	-
Net loss	—	—	—	(12,778,387)	(12,778,387)
Balance - December 31, 2021	28,426,616	2,844	110,683,077	(90,219,306)	20,466,615
Issuance of common stock and warrants in direct offering [3]	3,000,000	300	14,897,608	—	14,897,908
Issuance of common stock in debt financing [4]	547,807	54	859,679	—	859,733
Origination costs related to equity in debt financing	—	—	(44,375)	—	(44,375)
Issuance of common stock in At the Market offering [5]	2,716,061	271	5,281,505	—	5,281,776
Exercise of stock warrants	1,870,130	187	18,514	—	18,701
Stock-based compensation	—	—	3,765,364	—	3,765,364
Issuance of common stock related to vested restricted stock units	108,366	11	(11)	—	—
Net loss	—	—	—	(28,011,157)	(28,011,157)
Balance - December 31, 2022	36,668,980	$3,667	$135,461,361	$(118,230,463)	$17,234,565

[1] Includes gross proceeds of $12,785,483, less total issuance costs of $383,564.

[2] Allocated fair value of warrants of $354,539, less allocated issuance costs of $3,149.

[3] Includes gross proceeds of $14,981,299 less total issuance costs of $83,391.

[4] Relative fair value of stock issued in connection with debt.

[5] Includes gross proceeds of $5,445,130, less total issuance costs of $163,354.

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities
Net loss	$(28,011,157)	$(12,778,387)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	3,765,364	2,886,102
Depreciation of property and equipment	307,430	221,563
Amortization of debt discount	411,918	68,376
Write-off of property and equipment	209,040	—
Gain on forgiveness of PPP 7(a) Loan	—	(463,353)
Non-cash rent expense	474,778	—
Expense reimbursement	—	(51,588)
Gain on disposal of property and equipment	—	(55,194)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	219,555	423,896
License fee and expense reimbursements receivables	621,279	1,397,924
Deferred clinical supply costs	(2,284,931)	—
Deferred license costs	—	1,600,000
Security deposits	(81,389)	—
Accounts payable	(185,821)	126,115
Accrued compensation	203,573	392,946
Accrued expenses and other current liabilities	(342,643)	(634,973)
Deferred license fee	—	(14,000,000)
Deferred rent	—	(7,859)
Lease liabilities	(412,478)
Net Cash Used In Operating Activities	(25,105,482)	(20,874,432)

Cash Flows From Investing Activities
Purchases of property and equipment	(540,360)	(1,226,576)
Vendor deposits for property and equipment	(334,385)	(391,941)
Net Cash Used In Investing Activities	(874,745)	(1,618,517)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in direct offering [1]	14,981,299	—
Payment of issuance costs in registered direct offering	(83,391)	—
Proceeds from sale of common stock in At the Market offering	5,445,130	12,785,483
Payment of issuance costs for At the Market offering	(163,354)	(383,564)
Proceeds from exercise of stock warrants	18,701	2,124,904
Proceeds from SVB loan	—	7,500,000
Payment of SVB loan issuance costs	—	(66,618)
Proceeds from notes and equity issued to Avenue	10,000,000	—
Payment of issuance costs for equity issued to Avenue	(46,836)	—
Payment of issuance costs for notes issued to Avenue	(469,320)	—
Repayments of notes payable	(8,175,332)	(705,360)
Proceeds from exercise of stock options	—	203,126

Net Cash Provided By Financing Activities	21,506,897	21,457,971

Net Decrease in Cash and Cash Equivalents	(4,473,330)	(1,034,978)

Cash and cash equivalents - Beginning of Year	27,336,850	28,371,828

Cash and cash equivalents - End of Year	$22,863,520	$27,336,850

[1] Includes gross proceeds of $14,981,299, of which $5,741,299 is pre-funded warrants.

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	22,863,520	$19,461,850
Restricted cash	—	7,875,000
	$22,863,520	$27,336,850

Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$315,550	$227,171

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance premium financed by note payable	675,332	$705,360
Recognition of right-of-use asset for lease liability upon adoption of ASU 2016-02	618,906	$—
Right-of-use assets obtained in exchange for lease liabilities	1,186,098	$—
Shares withheld from option exercise for employee tax liability	—	$26,324
Warrants issued for debt issuance costs	—	$351,390
Common shares issued recorded as debt discount for Avenue Loan	859,733	$—
Issuance of common stock related to vested restricted stock units	11	$2

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 – Business Organization and Nature of Operations

Eyenovia, Inc., or Eyenovia or the Company, is a pre-commercial ophthalmic technology company developing the Optejet® delivery system for use both in combination with its own drug-device therapeutic programs as well as out-licensing for additional indications. Eyenovia’s aim is to improve the delivery of topical ophthalmic medication through ergonomic design that facilitates ease-of-use and delivery of more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes. The ergonomic and functional design of the Optejet® allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle to administer medications. Drug is delivered in a microscopic array of droplets faster than the blink reflex to help ensure instillation success. The precise delivery of a low-volume columnar spray by the Optejet® device minimizes contamination with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet® has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%. A more physiologically appropriate volume of medication in the range of seven to nine microliters is delivered by the Optejet, approximately one fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. Lower volume of medication exposes the ocular surface to less active ingredient and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drug to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye. Versions of the Optejet are being developed with on-board digital technology to provide reminders via Bluetooth to smart devices and date and time stamp device use. This information can then be used by practitioners and health care systems to measure treatment compliance and improve medical decision making. In this way, the Optejet could serve as an extension of the physician’s office by providing information that is not currently possible to collect except through the use of diaries. To address unmet medical needs, the Company is developing the next generation of smart ophthalmic therapeutics to target new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration, or FDA. The Company’s investigational products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research, or CDER, is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA and CDER for premarket review and approval under new drug applications, or NDAs.

Note 2 – Summary of Significant Accounting Policies

Liquidity and Going Concern

As of December 31, 2022, the Company had unrestricted cash and cash equivalents of approximately $22.9 million and an accumulated deficit of approximately $118.2 million. For the years ended December 31, 2022 and 2021, the Company incurred net losses of approximately $28.0 million and $12.8 million, respectively, and used cash in operations of approximately $25.1 million and $20.9 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations for the near future. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to generate sufficient recurring revenues or the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

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

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, revenue recognition, the recoverability and useful lives of long-lived assets, the recovery of deferred costs and the deferral of revenues. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

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

Cash and cash equivalents that are restricted as to withdrawal or use under the terms of certain executed agreements are recorded as restricted cash on the balance sheets. As of December 31, 2021, the Company had restricted cash in the amount of $7,875,000, which consisted of cash held in a money market account pledged as collateral for a note payable to Silicon Valley Bank, or the SVB Loan. The restricted cash was used in the repayment of the SVB Loan in November 2022. See Note 7 – Notes Payable and Convertible Notes Payable – Silicon Valley Bank Loan. As of December 31, 2022 and 2021, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $22,613,520 and $19,211,850, respectively.

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. The Company has a deposit account at SVB. The standard deposit insurance amount is up to $250,000 per depositor, per insured bank, for each account ownership category. As of the date of filing, the Company had approximately $194,000 in a deposit account at SVB.

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

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment losses during the years ended December 31, 2022 and 2021.

Fair Value of Financial Instruments

The Company measures the fair value of financial assets and liabilities based on Accounting Standards Codification, or ASC Topic 820 “Fair Value Measurements and Disclosures”, or ASC 820, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, restricted cash, accounts payable, and notes payable approximate fair values due to the short-term nature or effective interest rates of these instruments.

Income Taxes

The Company is subject to Federal, New York State and City, and State of California income taxes and files tax returns in those jurisdictions.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of items that have been included or excluded in the financial statements or tax returns. Deferred tax assets and liabilities are determined on the basis of the difference between the tax basis of assets and liabilities and their respective financial reporting amounts, or temporary differences, at enacted tax rates in effect for the years in which such temporary differences are expected to reverse.

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

The Company analyzes its arrangements to assess whether such arrangements involve joint operating activities. For collaboration arrangements that are deemed to be within the scope of ASC Topic 808, “Collaborative Arrangements”, or ASC 808, the Company allocates the contract consideration between such joint operating activities and elements that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC Topic 606, “Revenue from Contracts with Customers”, or ASC 606. The Company’s policy is to recognize amounts allocated to joint operating activities as a reduction in research and development expense.

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

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

During 2020, the Company entered into a license agreement, or the Arctic Vision License Agreement, with Arctic Vision (Hong Kong) Limited, or Arctic Vision, and a license agreement, or the Bausch License Agreement, with Bausch Health Companies, Inc., or Bausch + Lomb. Each license has three revenue components:

1)	an upfront license fee;
2)	milestone payments and
3)	royalty payments.

Arctic Vision License Agreement

On August 10, 2020, the Company entered into the Arctic Vision License Agreement pursuant to which Arctic Vision may develop and commercialize MicroPine for the treatment of progressive myopia and MicroLine for the treatment of presbyopia in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. On September 14, 2021, the Company and Arctic Vision executed Amendment 1 to the Arctic Vision License Agreement, or Arctic Vision Amendment 1, pursuant to which Arctic Vision may develop and commercialize MicroStat for the treatment of mydriasis in Greater China and South Korea.

Upfront License Fees

During the year ended December 31, 2021, the Company recognized $4.0 million in revenue, pursuant to the Arctic Vision license agreement, upon the submission of certain trial data to Arctic Vision, permitting Arctic Vision to seek regulatory approval with the National Medical Products Administration of China.

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

Milestone Payments

The Company may receive an additional $37.7 million in milestone payments in connection with the Arctic Vision License Agreement, as amended, based on various development and regulatory milestones, including the initiation of clinical research and regulatory approvals in Greater China and South Korea, related to the filing of Marketing Authorization Applications of approximately $13.2 million and the receipt of regulatory approvals of approximately $24.5 million. The Company currently anticipates the remaining milestone related performance obligations to be achieved between late 2024 and late 2025.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Royalty Payments

Arctic Vision also will purchase its supply of MicroPine, MicroLine and MicroStat from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned through December 31, 2022. The Company will pay a percentage in the range from 30% to 40% of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement. See Note 10—Related Party Transactions—Senju License Agreement for additional details.

Bausch License Agreement

On October 9, 2020, the Company entered into the Bausch License Agreement pursuant to which Bausch + Lomb may develop and commercialize the Bausch Licensed Product in the Licensed Territory. Bausch + Lomb may terminate the Bausch License Agreement, with respect to the Bausch Licensed Product to either country in the Licensed Territory, at any time for convenience upon 90 days’ written notice. Both parties have the right to terminate the Bausch License Agreement in the event of (i) an uncured material breach after a 60-day period or (ii) a bankruptcy event.

Upfront License Fees

During the year ended December 31, 2021, the Company recognized revenue of $10.0 million upon the submission of certain trial to Bausch + Lomb and the transfer of supervisory oversight of the clinical trial to Bausch + Lomb, permitting Bausch + Lomb to assume supervisory oversight of the ongoing MicroPine study, or the CHAPERONE study.

Milestone Payments

Bausch + Lomb could also pay the Company up to an aggregate of approximately $35.0 million in additional payments, depending on the achievement of certain regulatory and launch-based milestones. No milestone payments were earned through December 31, 2022. The Company currently anticipates that the aforementioned milestone payments will be earned between late 2024 and late 2025.

Royalty Payments

Under the terms of the Bausch License Agreement, on a country-to-country basis and Bausch Licensed Product-by- Bausch Licensed Product basis, Bausch + Lomb will pay the Company royalties on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from the sales of the Bausch Licensed Product in the Licensed Territory, subject to certain adjustments in the event of generic entry, negative gross profits or patent expiration, for a period of the later to occur of the 10th anniversary of the first commercial sale of a Bausch Licensed Product in such country in the Licensed Territory or the expiration of the last valid patent claim for a Bausch Licensed Product in such country in the Licensed Territory. No royalty payments were earned through December 31, 2022.

Clinical Supply Arrangements

Bausch + Lomb and Arctic Vision have contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. Our licensing agreements with Bausch + Lomb and Arctic Vision represent collaborative arrangements and they are not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) to report the net income from the clinical supply arrangements as other income. Deferred clinical supply costs were $2.3 million at December 31, 2022. Net income from the sale of clinical supplies was included in other income and amounted to $0.2 million for the year ended December 31, 2022.

Operating Leases

The Company adopted the Accounting Standards Update, or ASU 2016-02,“Leases (Topic 842)” as of December 31, 2022, effective January 1, 2022.  The Company leases its facilities under non-cancellable operating leases. The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the ROU asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company recognizes a

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company's incremental borrowing rate. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and the fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an option, the Company issues new shares of common stock out of the shares reserved for issuance under its equity plans. See Note 11 – Stockholders’ Equity – Stock Options for additional information related to estimating the fair value of stock options.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2022	2021
Numerator:
Net income (loss)	$(28,011,157)	$(12,778,387)
Net loss attributable to common stockholders	$(28,011,157)	$(12,778,387)

Denominator (weighted average quantities):
Common shares issued	33,252,644	26,238,134
Add: Prefunded warrants	333,037	—
Add: Undelivered vested restricted shares	64,066	85,947
Denominator for basic and diluted net loss per share	33,649,747	26,324,081

Basic and diluted net loss per share of common stock	$(0.83)	$(0.49)

The following securities are excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	December 31,
	2022	2021
Warrants	6,087,845	1,217,715
Options	5,380,553	4,377,398
Restricted stock units	172,800	41,778
Total potentially dilutive shares	11,641,198	5,636,891

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

Recently Adopted Accounting Standards

On May 3, 2021, the Financial Accounting Standards Board, or the FASB, issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options.” This new standard provides clarification and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (such as warrants) that remain equity classified after modification or exchange. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Issuers should apply the new standard prospectively to modifications or exchanges occurring after the effective date of the new standard. The Company adopted ASU 2021-04 effective January 1, 2022. This standard did not have a material impact on the Company’s financial position, results of operations or cash flow.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)”, or ASU 2016-02. ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. ASU 2016-02, as amended, is now effective for emerging growth companies for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-02 on December 31, 2022, effective January 1, 2022 and the adoption of this ASU had a material impact on the Company’s financial statements, primarily as a result of recording right-of-use assets and lease liabilities for its operating leases in the approximate amounts of $580,000 and $619,000, and derecognizing deferred rent in the approximate amount of $39,000.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13 “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively Topic 326). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company will be required to adopt the provisions of this ASU on January 1, 2023, with early adoption permitted for certain amendments. Topic 326 must be adopted by applying a cumulative effect adjustment to retained earnings. The adoption of Topic 326 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, this ASU improves disclosure requirements for convertible instruments and earnings-per-share guidance. The ASU also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but not earlier than for fiscal years beginning after December 15, 2020. The Company early adopted ASU 2020-06 effective January 1, 2023 which eliminates the need to assess whether a beneficial conversion feature needs to be recognized upon the issuance of new convertible instruments. The adoption of ASU 2020-06 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Prepaid Expenses and Other Current Assets

As of December 31, 2022 and 2021, prepaid expenses and other current assets consisted of the following:

	December 31,
	2022	2021
Payroll tax receivable	$660,891	$343,785
Prepaid insurance expenses	201,082	171,370
Prepaid conference expenses	97,743	12,586
Prepaid general and administrative expenses	87,982	71,375
Prepaid rent and security deposit	74,959	32,254
Prepaid patent expenses	38,796	32,797
Other	26,745	4,525
Prepaid research and development expenses	2,521	—
Prepaid board of directors fees	—	66,250
Total prepaid expenses and other current assets	$1,190,719	$734,942

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 4 - Property and Equipment, Net

As of December 31, 2022 and 2021, property and equipment consisted of the following:

	December 31,
	2022	2021
Equipment	$1,271,372	$854,060
Equipment not yet placed in service	90,411	254,864
Leasehold improvements	569,170	490,709
	1,930,953	1,599,633
Less: accumulated depreciation and amortization	(635,838)	(328,408)
Property and equipment, net	$1,295,115	$1,271,225

Depreciation expense was $307,430 and $221,563 for the years ended December 31, 2022 and 2021, respectively, of which $301,205 and $211,604, respectively, was included within research and development expenses and $6,225 and $9,959, respectively, was included in general and administrative expenses in the accompanying statements of operations.

As of December 31, 2022 and 2021, the Company had $726,326 and $391,941 of outstanding deposits for equipment purchases.

Note 5 – Accrued Expenses and Other Current Liabilities

As of December 31, 2022 and 2021, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
Accrued consulting and professional services	$320,000	$250,000
Accrued leasehold improvements	92,528	—
Credit card payable	50,639	20,000
Accrued research and development expenses	35,524	436,840
Other	4,385	42,407
Accrued interest	—	94,792
Accrued franchise tax	—	1,680
Total accrued expenses and other current liabilities	$503,076	$845,719

Note 6 – Accrued Compensation

As of December 31, 2022 and 2021, accrued compensation consisted of the following:

	December 31,
	2022	2021
Accrued bonus expenses	$1,447,643	$1,245,795
Accrued payroll expenses	299,548	297,823
Total accrued compensation	$1,747,191	$1,543,618

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 7 – Notes Payable and Convertible Notes Payable

As of December 31, 2022 and 2021, notes payable and convertible notes payable consisted of the following:

	December 31, 2022			December 31, 2021
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Silicon Valley Bank loan	$—	$—	$—	$7,500,000	$(349,632)	$7,150,368
Avenue - Note payable	5,212,500	(847,114)	4,365,386	—	—	—
Avenue - Convertible note payable	5,212,500	(847,114)	4,365,386	—	—	—
Total	10,425,000	(1,694,228)	8,730,772	7,500,000	(349,632)	7,150,368
Less: Current portion
Silicon Valley Bank loan	—	—	—	(7,500,000)	349,632	$(7,150,368)
Avenue - Note payable	(208,333)	33,885	(174,448)	—	—	—
Avenue - Convertible note payable	(208,333)	33,885	(174,448)	—	—	—
Notes Payable, Non-Current	$10,008,334	$(1,626,458)	$8,381,876	$—	$—	$—

The non-current portion of notes payable and convertible notes payable includes a notes payable and a convertible note payable, each in the amount, net of discount, of $4,190,938.

BankDirect Capital Finance Loan

On February 24, 2021, the Company issued a note payable for the purchase of a directors and officers’ liability insurance policy. The note payable was payable in nine monthly payments consisting of principal and interest amounting to $79,343 for an aggregate amount of $714,087. The note accrued interest at a rate of 2.96% per year and matured on November 24, 2021.The note payable was repaid in full during the year ended December 31, 2021. Interest expense was $8,727 for the year ended December 31, 2021.

On February 24, 2022, the Company issued a note payable for the purchase of a directors and officers’ liability insurance policy. The note payable was payable in six monthly payments consisting of principal and interest amounting to $113,628 for an aggregate amount of $681,768. The note accrued interest at a rate of 3.26% per year and matured on August 24, 2022. The note payable was repaid in full during the year ended December 31, 2022. Interest expense was $6,436 for the year ended December 31, 2022.

Paycheck Protection Program Loan

On May 8, 2020, the Company received cash proceeds of $463,353 pursuant to a loan provided in connection with the Paycheck Protection Program under the CARES Act, or the PPP Loan. The PPP Loan provided for monthly installment payments of $19,508 beginning in August 2021 with the remaining balance due on May 3, 2022, the original maturity date. The PPP Loan incurred interest at a fixed rate of 1.00% per annum.

Under the terms of the CARES Act, as amended by the Paycheck Protection Program Flexibility Act of 2020, the Company was eligible to apply for and receive forgiveness for all or a portion of its PPP Loan. The Company applied for loan forgiveness on the PPP Loan in March 2021. The Company received notification in August 2021 that it had received approval for full loan forgiveness of the PPP Loan in the amount of $463,353. The Company has recorded this extinguishment as other income in the statements of operations for the year ended December 31, 2021. The Company also received notification of forgiveness of accrued interest payable of $5,738, which was reversed from interest expense.

Silicon Valley Bank Loan

On May 7, 2021, or the Effective Date, the Company entered into a Loan and Security Agreement, or the Loan, with Silicon Valley Bank, or SVB, for an aggregate principal amount of up to $25.0 million. The interest rate on the Loan was an annual rate equal to the greater of (a) the sum of 1.25% plus the prime rate as reported in The Wall Street Journal and (b) 5.00%. The initial tranche of the Loan, in the amount of $7.5 million was received by the Company on May 7, 2021. The maturity date of the Loan was May 1, 2025. The Loan

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

indicated a prepayment fee of 2.0% of the principal balance made on or prior to the second anniversary of the Effective Date. The Loan also provided for a final payment in an amount equal to the original aggregate principal amount of the Loan multiplied by 5.0%. The final payment is in addition to and not a substitution for the regular monthly payments of principal plus accrued interest and was due upon the repayment of the loan in full.

On September 29, 2021, the Company and SVB executed the First Amendment to the Loan and Security Agreement, or the Amendment. In accordance with the Amendment, the Company was required to maintain a collateralized money market account in the amount of $7,875,000. The Company recorded this amount as restricted cash. On October 25, 2021, the Company announced the reclassification of Mydcombi as a drug-device combination product by the FDA in a CRL received on October 22, 2021. Given the FDA’s recent reclassification of Mydcombi as a drug-device combination and the need to file an NDA resubmission in 2022, the restricted cash became callable on November 30, 2021, at SVB’s election, to satisfy the Loan obligations. Therefore, the Loan was fully classified as a current note payable as of December 31, 2021.

In connection with the Loan, the Company issued warrants to SVB to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. The Company determined that the warrants should be equity-classified and that the relative fair value was $354,539, by using the Black-Scholes option pricing methodology using the following assumptions: stock price of $4.76; expected term of 10.0 years; volatility of 89.0% and a risk-free interest rate of 1.60%. The Company incurred $66,618 of debt issuance costs, of which $63,469 was allocated to the debt and $3,149 was allocated to the warrants. The relative fair value of the warrants and the issuance costs allocated to the debt were recorded as debt discount.

On November 4, 2022, the Company repaid the SVB Loan in full. The full amount of the payment was $8,025,000, and included the principal amount of the loan ($7,500,000), the final payment ($375,000) and a 2% prepayment fee ($150,000). The final payment and prepayment fee were recorded as interest expense. The entire restricted cash account in the amount of $7,875,000 was used to make the substantial amount of the payment.

During the years ended December 31, 2022 and 2021, the Company recorded interest expense relating to the Loan of $1,174,736 and $317,333, respectively, including the amortization of debt discount of $349,632 and $68,376, respectively.

Avenue Ventures Loan

On November 22, 2022, the Company entered into a Loan and Security Agreement, or the Avenue Loan, with Avenue Venture Opportunities Fund, L.P., or Avenue 1, and Avenue Venture Opportunities Fund, L.P. II, or Avenue 2, and together with Avenue, the Lender, for an aggregate principal amount of up to $15,000,000. The initial tranche of the Avenue Loan is $10,000,000, consisting of $4,000,000 from Avenue and $6,000,000 from Avenue 2. Up to $5,000,000 of the principal amount outstanding may be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $2.148 per share, subject to typical anti-dilution adjustments, or the Convertible Loan. The Avenue Loan bears interest at an annual rate equal to the greater of (A) 7.0% and (B) the prime rate as reported in The Wall Street Journal plus 4.45%. The Avenue Loan maturity date is November 1, 2025. The Company may request an additional $5,000,000 of gross funding between April 1, 2023 and July 31, 2023, subject to agreed-upon conditions. The Company must also make an incremental final payment equal to 4.25% of the aggregate funding, or the Final Payment, amounting to a premium of $425,000.

The Company will make monthly interest-only payments during the first twelve months of the Avenue Loan, which could be increased to up to eighteen months upon the achievement of specified performance milestones. Following the interest-only period, the Company will make equal monthly payments of principal and interest until the maturity date, plus interest. If the Company prepays the Avenue Loan, it will be required to pay a prepayment fee of 3% if the Avenue Loan is prepaid during the first year, 2% if the Avenue Loan is prepaid during the second year and 1% if the Avenue Loan is repaid during the third year.

The Avenue Loan requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Avenue Loan is secured by all of the Company’s assets globally, including intellectual property. The Avenue Loan also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments. Upon the occurrence of an event of default, all interest and principal will be accelerated and

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

immediately become due and payable. In addition, Avenue will have the right to exercise any other right or remedy provided by applicable law.

The Company paid a portfolio management fee of 1% of the total commitment of $15,000,000, or $150,000 of cash on December 1, 2022. This has been accounted for as a component of debt discount.

In connection with the Loan, the Company granted an aggregate of 547,807 shares of its common stock to the Lender, or the Avenue Private Placement Shares. Based on the Company’s stock price of $1.79 per share on the closing date, the shares have a gross value of $980,575 and a relative fair value of $859,734. This is accounted for as a component of debt discount.

The following is a breakdown of the allocation of debt discount and origination costs:

	Allocation of Debt Discount
		Withheld	Eyenovia	Premium-			Equity
		From	Origination	(Final	Equity	Total Debt	Issuance
	Allocation %	Proceeds	Costs	Payment)	Issued	Discount	Costs
Non-Convertible Note	45.70%	$127,916	$107,976	$212,500	$429,867	$878,258	$—
Convertible Note	45.70%	127,916	107,976	212,500	429,867	878,258	—
Private Placement Shares	8.60%	24,063	20,312	—	—	—	44,376
Total	100.00%	$279,895	$236,264	$425,000	$859,734	$1,756,516	$44,376

Withheld From Closing Proceeds:
Broker Fee	$250,000
Legal Reimbursement	29,895
Total	$279,895

Eyenovia Origination Costs:
Legal Fee	$86,264
Avenue Management Fee	150,000
Total	$236,264

Total debt discount of $1,756,516 less the current year amortization of the Avenue loan in the amount of $62,288 resulted in unamortized debt discount of $1,694,228 at December 31, 2022.

The following is a summary of the Avenue loan:

	December 31, 2022
	Non-Convertible	Convertible	Total
Initial loan funding	$5,000,000	$5,000,000	$10,000,000
Final payment	212,500	212,500	425,000
	5,212,500	5,212,500	10,425,000
Less: Unamortized debt discount	(847,114)	(847,114)	(1,694,228)
	4,365,386	4,365,386	8,730,772
Less: Current portion	(174,448)	(174,448)	(348,896)
Notes Payable, Non-Current	$4,190,938	$4,190,938	$8,381,876

During the year ended December 31, 2022, the Company recorded interest expense relating to the Loan of $189,510, including the amortization of debt discount of $62,288.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 8 – Income Taxes

The provision for income taxes consists of the following expenses (benefits):

	For The Years Ended
	December 31,
	2022	2021
Deferred tax provision (benefit):
Federal	5,879,362	(1,248,043)
State and local	(208,806)	(2,358,623)
	5,670,556	(3,606,666)
Change in valuation allowance	(5,670,556)	3,606,666
Provision for income taxes	$—	$—

The provision for income taxes differs from the United States Federal statutory rate as follows:

	For The Years Ended
	December 31,
	2022	2021
Federal statutory rate	(21.0)%	(21.0)%
State tax rate, net of federal benefit	(2.5)%	(7.3)%
Permanent differences	1.6%	4.3%
Research & development tax credits	(1.0)%	(0.6)%
Prior period adjustments and other	1.3%	0.2%
Rate and apportionment changes	1.3%	(3.8)%
Change in valuation allowance	20.3%	28.2%
Effective income tax rate	(0.0)%	(0.0)%

Deferred tax assets consist of the following:

	For The Years Ended
	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$20,165,693	$17,415,488
Research and development tax credits	799,182	605,919
Capitalized research and development costs	2,304,110	—
Stock-based compensation	2,089,014	2,070,759
Intangible assets	633,151	531,454
Lease liability	327,276	—
Total gross deferred tax assets	26,318,426	20,623,620
Deferred tax liabilities
Property and equipment	(184,138)	(463,442)
Right ot use asset	(303,554)	—
Deferred tax assets, net before allowance	25,830,734	20,160,178
Valuation allowance	(25,830,734)	(20,160,178)
Deferred tax assets, net	$—	$—

Changes in valuation allowance	$(5,670,556)	$3,606,666

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

As of December 31, 2022, the Company had approximately $85,900,000 of domestic federal net operating loss carryforwards, or NOLs, that may be available to offset future federal taxable income. Approximately $10,800,000 of those NOLs will expire during the years ranging from 2034 to 2037. The remaining NOLs of approximately $75,100,000 have no expiration dates. Internal Revenue Code Section 382 limits the utilization of approximately $35,000,000 of those NOLs to approximately $918,000 on an annual basis as a result of ownership changes that occurred through July 15, 2019. As of December 31, 2022, the Company had approximately $25,400,000 of state NOLs, of which approximately $25,300,000 will expire during the years ranging from 2040 to 2042, and approximately $100,000 will not expire, and had approximately $6,400,000 of local NOLs which do not expire.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 “Income Taxes Accounting”, or ASC 740. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. The assessment considers all available positive or negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After the performance of such reviews as of December 31, 2022 and 2021, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2022 and 2021. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2022 and 2021. No tax related interest or penalties were incurred during the years ended December 31, 2022 and 2021. The Company’s federal, state and local income tax returns beginning with the year ended December 31, 2019 remain subject to examination.

Note 9 – Commitments and Contingencies

Employment Agreements

On February 14, 2022, the Compensation Committee of the Board approved amendments to the Executive Employment Agreements, or the Employment Agreement Addendums, for three executive officers. Each of the Employment Agreement Addendums provides that if the executive’s employment is terminated by the Company without “Cause” or the executive suffers an “Involuntarily Termination” (each as defined in the employment agreements), provided that the executive has signed a full release of all claims, the executive will be entitled to receive: (i) severance pay equal to twelve months of his or her then-current base salary, and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his or her spouse and dependents for a period of twelve months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

Transition of Chief Executive Officer

On July 27, 2022, the Company announced the appointment of Michael Rowe as its new Chief Executive Officer, or CEO, effective August 1, 2022, with Dr. Tsontcho Ianchulev (the former CEO) becoming Executive Chairman of the Board. Mr. Rowe is also serving as a member of the Board.

On July 26, 2022, the Company entered into an Employment Agreement, or the Employment Agreement, with Mr. Rowe under which he will serve as Chief Executive Officer of the Company. Under the terms of the Employment Agreement, Mr. Rowe will receive an annual salary of $575,000. He is eligible to receive a cash bonus of up to 60% of his base salary. Additionally, Mr. Rowe received an option to purchase 440,000 shares of the Company’s common stock, exercisable at $1.66 per share, pursuant to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan, as amended. Mr. Rowe will also continue to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As a result of the change of salary, the aggregate potential severance pay for the executive officers of the Company is approximately $1,004,000.

The Company also entered into an agreement with Dr. Ianchulev, or the Executive Chairman Agreement, pursuant to which Dr. Ianchulev will provide medical expertise and consultation related to the Company’s research and development programs, and such other matters as reasonably requested by the Company for an initial period of one year. In consideration for Dr. Ianchulev’s services, the

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Company has agreed to provide Dr. Ianchulev with a $5,000 monthly retainer throughout the term of the agreement, in addition to the compensation payable to all non-employee members of the Board.

Operating Leases

On August 8, 2018, the Company entered into a lease agreement to lease approximately 3,800 square feet of office space in New York, NY. The monthly base rent ranges from $19,633 to $22,486 per month over the term of the lease. The lease expires on September 30, 2023. The security deposit is approximately $118,000, which has been classified as a current asset. The Company’s rent expense for this space is recorded in general and administrative expense and amounted to $242,067 for each of the years ended December 31, 2022 and 2021, respectively.

On January 20, 2020, the Company entered into a lease agreement to lease 660 square feet of office space in Laguna Hills, California. The lease term was one year and the lease was renewed each year until it expired on April 30, 2022. The monthly base rent ranged from $1,254 to $1,292 per month over the term of the lease. The Company received its $1,254 security deposit after the lease expired. The Company had also agreed to lease the adjoining premises as part of the lease extension. The additional office space is also 660 square feet. The lease term for this space expires April 30, 2023. The monthly rent ranges from $1,750 to $1,838 per month. The security deposit is $1,750 and has been classified as a current asset. The Company’s rent expense for the space in this location is recorded in general and administrative expense and amounted to $20,501 and $29,424 for the years ended December 31, 2022 and 2021, respectively.

On April 8, 2022, the Company entered into a new lease agreement for 3,916 square feet in Laguna Hills, California. The new lease term is five years and two months, commencing on June 1, 2022 and expiring on July 31, 2027. The monthly base rent ranges from $9,203 to $10,358 per month over the term of the lease. The security deposit is $11,400. The Company’s rent expense for all Laguna Hills space is recorded in general and administrative expense and amounted to $66,196 and $0 for the years ended December 31, 2022 and 2021, respectively.

On July 17, 2020, the Company entered into a lease agreement to lease approximately 3,000 square feet of office space in Redwood City, California, or the Gross Industrial Lease. The monthly base rent was for $7,500 per month over the term of the lease through August 31, 2021 with a security deposit of $7,500. On December 1, 2020, the Company agreed to amend the terms of the Gross Industrial Lease for a base rent that ranges from $7,500 to $7,957 per month over the term of the lease. The amended Gross Industrial Lease expires on August 31, 2023. Concurrent with the amendment to the Gross Industrial Lease on December 1, 2020, the Company entered into a lease agreement to lease approximately 1,500 square feet of additional office space in Redwood City, California. The monthly base rent ranges from $3,000 to $3,183 per month over the term of the lease. The lease expires on August 31, 2023. The security deposit is $3,000. Also concurrent with the amendment to the Gross Industrial Lease on December 1, 2020, the Company entered into an additional lease agreement to lease 2,169 square feet of additional office space in Redwood City, California. The monthly base rent ranges from $4,468 to $4,602 per month over the term of the lease. The lease commenced on January 1, 2022 and expires on August 31, 2023. The security deposit is $4,468. The Company's rent expense for all Redwood City space is recorded in research and development expense and amounted to $180,240 and $128,560 for the years ended December 31, 2022 and 2021, respectively.

The Company leases 953 square feet of office space in Reno, NV for research and development activities from a company owned by the Company’s former Vice President of Research and Development. The lease, as amended in September 2022, expires on May 1, 2023 and provides for lease payments of $5,675 per month and a security deposit in the amount of $5,675. Since the inception of the lease, the Company made $112,600 of leasehold improvements related to this lease which are included in property and equipment, net on the accompanying balance sheets. The Company’s rent expense for this space is recorded in research and development expense and amounted to $68,498 and $64,848 for the years ended December 31, 2022 and 2021, respectively.

On May 19, 2022, the Company entered into a lease agreement to lease 10,880 square feet of office space in Reno, Nevada. The lease term is five years and four months, commencing on May 23, 2022 and expiring on September 23, 2027. The monthly base rent ranges from $13,056 to $16,663 per month over the term of the lease. The security deposit is $53,000. The Company’s rent expense for this space is recorded in research and development expense and amounted to $101,023 for the year ended December 31, 2022.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

A summary of the Company’s right-of-use assets and liabilities is as follows:

For the Year Ended
December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$412,478

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$1,186,098

Weighted Average Remaining Lease Term (Years)
Operating leases	3.71 years

Weighted Average Discount Rate
Operating leases	10.0%

Future minimum payments under the Company’s operating lease agreements are as follows:

For the Year Ending
December 31,	Minimum Lease Payments
2023	$588,181
2024	278,254
2025	289,887
2026	302,039
2027	216,126
Total lease payments	1,674,487
Less: Imputed interest	(281,961)
Present value of lease liabilities	1,392,526
Less: current portion	(484,882)
Lease liabilities, non-current portion	$907,644

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

Senju License Agreement

During 2015, the Company entered into an exclusive license agreement with Senju, or the Senju License Agreement, whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties on sales (net of certain manufacturing costs) for the term of the Senju License Agreement, subject to certain adjustments upon the loss of patent coverage for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of such a product candidate in a country; or (ii) the expiration of the licensed patents in a country. As of the date of this filing, there have been no commercial sales of such a product in Asia; therefore, no royalties have been earned. Senju is owned by the family of a former member of the Company’s Board of Directors.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

On April 8, 2020, Eyenovia entered into an amendment, or the Senju License Amendment, to the Senju License Agreement. Pursuant to the Senju License Amendment, the Company can license to any third party the right to research, develop, commercialize, manufacture or use certain products, or the Senju Licensed Products previously licensed to Senju in China (including the People’s Republic of China, Hong Kong, Macao, and Taiwan) and South Korea, or the Territory.

Pursuant to the Senju License Amendment, the Company must pay Senju (a) a percentage in the range of 30% to 40% of revenue on (i) any lump-sum payments the Company receives from the third party, (ii) revenue (net of costs) obtained by the Company from contract research and/or development of the Senju Licensed Product in the Territory, and (iii) revenue (net of costs) obtained by the Company from contract manufacture for the device of the Senju Licensed Product in the Territory, the aggregate of which must be at least a $9 million minimum payment to Senju; and (b) a percentage in the range of 30% to 40% of any sales royalty revenue the Company receives from the third party. Since the Company executed a third-party license prior to the April 8, 2021 expiration of the Senju License, the Senju License Amendment will remain in effect for the duration of the license, subject to early termination.

The Senju License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020, or the Letter Agreement. Pursuant to the Letter Agreement, the Company will pay to Senju a percentage in the range of 30% to 40% of certain payments, royalties, or net proceeds received from Arctic Vision in connection with the Arctic Vision License Agreement. The Senju License Agreement was amended further by the License Amendment 2, effective September 14, 2021, or the Amendment 2. The Amendment 2 excludes Greater China and South Korea from the territory in which Senju was granted an exclusive royalty-bearing license from the Company. In consideration for this exclusion, and upon and after the execution of Amendment 1 with Arctic Vision, the Company must make payments to Senju based on non-royalty license revenue and sales revenue, including the following:

1.	a one-time upfront payment of $250,000, paid on September 17, 2021, which represented an inducement to Senju to approve Amendment 1 of the Arctic Vision License Agreement related to the MicroStat product.
2.	a percentage in the range from 30% to 40% of any upfront or milestone lump sum payments, or net revenues received by the Company in connection with any licensed product using piezo-print technology in a microdose dispenser containing: (a) the chemical substance atropine sulfate as its sole active ingredient and that is used for the treatment of myopia in humans; (b) the chemical substance pilocarpine as its sole active ingredient and that is used for the treatment of presbyopia in humans; or (c) the chemical substances phenylephrine and tropicamide in combination as active ingredients that are used for pharmaceutical mydriasis in humans (the “LA2 Licensed Product”) from certain third parties, and
3.	a percentage in the range from thirty to forty percent of the amounts received by the Company in connection with sales of the LA2 Licensed Product in China and South Korea by certain third parties.

See Note 2 – Summary of Significant Accounting Policies – Revenue Recognition - Arctic Vision License Agreement for additional details regarding the Arctic Vision License Agreement.

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

Equity Incentive Plans

On April 7, 2020, the Company’s Board of Directors approved the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “Restated Plan”), which stockholders approved on June 30, 2020. Under the Restated Plan, as amended on June 16, 2022, 5,700,000 shares of the Company’s common stock are reserved for issuance. The Restated Plan requires that all equity awards issued under the Restated Plan vest at least twelve months from the applicable grant date, subject to accelerated vesting, and provides that no dividend or dividend equivalent will be paid on any unvested equity award, although dividends with respect to unvested portions of equity may accrue and be paid when, and if, the awards later vest and the shares are actually issued to the grantee. In addition, the Restated Plan sets an annual limit on the grant date fair value of awards to any non-employee director, together with any cash fees paid

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

during the year, of $150,000, subject to certain exceptions for a non-executive chair of the Board. As of December 31, 2022, the number of securities remaining available for future issuance under equity compensation plans was 1,011,245.

At-The-Market Offering

May 2021 Sales Agreement

On May 14, 2021, the Company entered into a Sales Agreement, or the May 2021 Sales Agreement with SVB Securities LLC, or SVB Securities (formerly known as SVB Leerink LLC), under which the Company was able to offer and sell, from time to time at its sole discretion, shares of its common stock having an aggregate offering price of up to $30 million through SVB Securities as its sales agent. Subject to the terms and conditions of the May 2021 Sales Agreement, SVB Securities was able to sell the common stock by any method permitted by law deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. SVB Securities was obligated to use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company had to pay SVB Securities a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through SVB Securities under the May 2021 Sales Agreement.

Pursuant to the May 2021 Sales Agreement, the Company commenced sales of its common stock on October 6, 2021. During the year ended December 31, 2021, the Company received approximately $12.8 million in gross proceeds and $12.4 million in net proceeds from the sale of 2,435,604 shares of its common stock under the May 2021 Sales Agreement.

December 2021 Sales Agreement

On December 14, 2021, the Company entered into a Sales Agreement, or the December 2021 Sales Agreement, with SVB Securities under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock for gross proceeds of up to $50.0 million through SVB Securities as its sales agent, or the Offering. The May 2021 Sales Agreement was terminated upon the effectiveness of the December 2021 Sales Agreement. The issuance and sale of shares, if any, of common stock by the Company under the December 2021 Sales Agreement will be pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-261638) filed with the SEC on December 14, 2021, or the Registration Statement, and the prospectus relating to the Offering filed therewith that forms a part of the Registration Statement.

Subject to the terms and conditions of the December 2021 Sales Agreement, SVB Securities may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended. SVB Securities will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay SVB Securities a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through SVB Securities under the December 2021 Sales Agreement, and also has provided SVB Securities with certain indemnification rights. During the year ended December 31, 2022, the Company received approximately $5.4 million in gross proceeds and $5.3 million in net proceeds from the sale of 2,716,061 shares of its common stock under the December 2021 Sales Agreement.

Securities Purchase Agreement

On March 3, 2022, the Company entered into a securities purchase agreement, or the Purchase Agreement with a certain institutional and accredited investor, or the Purchaser, pursuant to which the Company issued (i) 3,000,000 shares of common stock, (ii) pre-funded warrants, or the Pre-Funded Warrants, to purchase an aggregate of 1,870,130 shares of common stock and (iii) warrants to purchase an aggregate of 4,870,130 shares of common stock, or the Investor Warrants, or the March 2022 Offering. The Company determined that the warrants qualified for equity classification.

The offering price for the shares was $3.08 per share and the offering price for the Pre-Funded Warrants was $3.07 per Pre-Funded Warrant, which represents the per share public offering price less $0.01 per share exercise price for each Pre-Funded Warrant. The Investor Warrants will have an exercise price of $3.54 per share and each Investor Warrant will be exercisable for one share of Common Stock. The Investor Warrants will be exercisable beginning six months from the date of issuance and the Pre-Funded Warrants will be exercisable immediately upon issuance. The Pre-Funded Warrants shall terminate when fully exercised and the Investor Warrants will

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the March 2022 Offering were approximately $15 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Investor Warrants. No underwriter or placement agent participated in the March 2022 Offering. The Company incurred issuance costs in the amount of $89,031 in connection with the March 2022 offering.

The March 2022 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-261638), as previously filed with and declared effective by the Securities and Exchange Commission and a related prospectus.

Warrants

A summary of the warrant activity during the year ended December 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2022	1,217,715	$2.69
Granted	6,740,260	2.56
Exercised	(1,870,130)	0.01
Outstanding December 31, 2022	6,087,845	$3.37	4.3	$—

Exercisable December 31, 2022	6,087,845	$3.37	4.3	$—

The following table presents information related to warrants as of December 31, 2022:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$2.4696	909,451	2.2	909,451
$2.7240	216,380	2.2	216,380
$4.7600	91,884	8.3	91,884
$3.5400	4,870,130	4.7	4,870,130
	6,087,845	4.3	6,087,845

During the year ended December 31, 2022, warrants for the purchase of 1,870,130 shares of the Company’s common stock with an exercise price $0.01 per share were exercised for aggregate proceeds of $18,701.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units, or RSUs. For the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense of $3,765,364 ($1,809,305 of which was included within research and development expenses and $1,956,059 was included within general and administrative expenses on the statements of operations) and $2,886,102 ($1,612,942 of which was included within research and development expenses and $1,273,160 was included within general and administrative expenses on the statements of operations), respectively.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Restricted Stock Units

A summary of the restricted stock units activity during the year ended December 31, 2022 is presented below:

	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2022	41,778	$3.59
Granted	193,304	1.93
Vested	(55,319)	3.37
Forfeited	(6,963)	3.59
RSUs non-vested December 31, 2022	172,800	$1.80

Vested RSUs undelivered December 31, 2022	32,900	$3.59

To date, the RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until the termination of service.

Between March 31, 2021 and November 17, 2021 the Company granted members of its Board of Directors an aggregate of 49,964 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) June 16, 2022 (the date of the 2022 annual stockholders meeting), subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $181,200, which will be recognized over the vesting period.

Between February 14, 2022 and August 18, 2022 the Company granted members of its Board of Directors an aggregate of 193,304 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2023 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $373,000, which will be recognized over the vesting period.

As of December 31, 2022, there was $149,158 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.5 years.

Stock Options

A summary of the option activity during the year ended December 31, 2022 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2022	4,377,398	$3.89
Granted	1,181,310	2.23
Exercised	—	—
Forfeited	(178,155)	3.01
Outstanding, December 31, 2022	5,380,553	$3.55	7.2	$85,800

Exercisable, December 31, 2022	3,614,195	$3.79	6.4	$85,800

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

The following table presents information related to stock options as of December 31, 2022:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.00 - $1.99	1,517,952	3.8	754,302
$2.00 - $2.99	1,010,018	7.4	847,485
$3.00 - $3.99	1,202,539	6.8	804,840
$4.00 - $4.99	383,500	8.5	193,623
$5.00 - $5.99	100,805	6.0	83,972
$6.00 - $6.99	1,000,821	7.0	765,055
$7.00+	164,918	5.3	164,918
	5,380,553	6.4	3,614,195

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Year Ended
	December 31,
	2022	2021
Expected term (years)	0.58 - 10.00	5.85 - 10.00
Risk free interest rate	0.76% - 3.80%	0.45% - 1.58%
Expected volatility	82% - 90%	92% - 94%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the years ended December 31, 2022 and 2021 was approximately $1.60 and $5.39 per share, respectively.

As of December 31, 2022, there was $3,621,440 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.5 years.

Note 12 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan, or the Plan, which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2019, the Company’s Board of Directors has approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

vesting requirements as outlined in the Plan documents. For the years ended December 31, 2022 and 2021, the Company recorded expense of $208,006 and $175,352 associated with its matching contributions, respectively.

Note 13 – Subsequent Events

Stock Option Grants

Subsequent to December 31, 2022, the Company issued ten-year stock options to certain employees and consultants to purchase an aggregate of 421,735 shares of common stock of the Company at an exercise price $2.16 per share. The options vest as follows: (i) one-third of the shares vest on the one-year anniversary of the issuance date; and (ii) the remaining two-thirds vest in equal installments beginning 13 months from the issuance date and ending 36 months from the issuance date. The fair value of the options will be recognized over the vesting period.

December 2021 Sales Agreement

Subsequent to December 31, 2022, the Company received approximately $3.5 million of net proceeds from the sale of 1,299,947 shares of its common stock pursuant to the December 2021 Sales Agreement with SVB Securities.

Development Collaboration Agreement With Formosa

On February 15, 2023, the Company announced that they had entered into a Development Collaboration Agreement, or the Agreement with Formosa Pharmaceuticals, Inc., or Formosa, a Taiwan-based company. The Agreement combines the Company’s Optejet dispensing technology with Formosa’s unique APNT nanoparticle formulation platform for the potential development of new topical ophthalmic therapeutics that employ the Optejet dispenser. In 2023, the Company will conduct feasibility testing of novel APNT formulations in the Optejet and request a pre-IND meeting with the FDA. Formosa will develop and optimize new APNT formulations for use in Optejet and deliver to the Company for device qualification and validation.

Appointment of Chief Operating Officer

Effective January 1, 2023, the Company appointed Bren Kern, the Company’s Senior Vice President of Manufacturing and Operations, as the Company’s Chief Operating Officer. The Company entered into an Employment Agreement with Mr. Kern, under which Mr. Kern receives an annual salary of $345,000. He is eligible to receive a cash bonus of up to 30% of his base salary. Additionally, Mr. Kern received an option to purchase 120,000 shares of its common stock.