Form 10-K/A
period 2022-12-31
EYENOVIA, INC.
filed 2023-05-01
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

The number of outstanding shares of the registrant’s common stock was 37,992,965 as of April 27, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Eyenovia, Inc. (the “Company,” “Eyenovia,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, to include the information required by Items 10 through 14 of Part III of the 2022 10-K. This information was previously omitted from the 2022 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the 2022 10-K. The cover page of the 2022 10-K is also amended to (i) update the number of outstanding shares of common stock as of April 27, 2023, and (ii) delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part  IV of the 2022 10-K solely to update the exhibit list to include (i) new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 and (ii) the Company's form of restricted stock unit agreement, as adopted for use under the Company's Amended and Restated 2018 Omnibus Stock Incentive Plan, as amended, which had inadvertently not been filed previously, as Exhibit 10.34 hereto. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of these certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the 2022 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2022 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2022 10-K, nor does it amend, modify or otherwise update any other information in the 2022 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2022 10-K and with the Company’s filings with the SEC subsequent to the filing of the 2022 10-K.

Emerging Growth Company—Scaled Disclosure

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), enacted in April 2012. We intend to take advantage of certain exemptions under the JOBS Act from various public company reporting requirements, including not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of the last day of the fiscal year in which we have total annual gross revenues of approximately $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of the closing of our IPO, which is December 31, 2023; the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

i

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of six members, each of whom serve for a one-year term or until a successor has been elected and qualified: Tsontcho Ianchulev, M.D., M.P.H., Rachel Jacobson, Charles E. Mather IV, Ram Palanki, Pharm.D., Michael Rowe, and Ellen Strahlman, M.D.

The name of and certain information regarding each director as of April 27, 2023 is set forth below. This information is based on data furnished to us by the directors. There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer. The business address for each director for matters regarding the Company is 295 Madison Avenue, Suite 2400, New York, NY 10017.

Name of Director	Age	Positions with Eyenovia	Director Since
Tsontcho Ianchulev, M.D., M.P.H.	49	Chairman of the Board	March 2014
Rachel Jacobson	49	Director	February 2022
Charles E. Mather IV	63	Director	March 2018
Ram Palanki, Pharm.D.	47	Director	July 2022
Michael Rowe	61	Chief Executive Officer and Director	August 2022
Ellen Strahlman, M.D.	65	Director	July 2022

Directors

Tsontcho Ianchulev -  Executive Chairman

Dr. Ianchulev has been serving as a member of our Board of Directors since March 2014. Dr. Ianchulev was the Chief Executive Officer of our Company from 2017 to 2022, and became the Executive Chairman of our Board in August 2022. Dr. Ianchulev is a Harvard-trained physician-executive, ophthalmic surgeon, inventor and serial entrepreneur, who has been at the forefront of medical innovation and products that have transformed the ophthalmic field. Currently, Dr. Ianchulev is a Professor of Ophthalmology at New York Eye and Ear Infirmary of Mount Sinai in New York City. Previously, while at Genentech, Inc., Dr. Ianchulev headed the ophthalmology clinical research group and directed the development and the FDA approval of Lucentis®, one of the most successful biotech innovations in the field of ophthalmology. As an inventor and developer, Dr. Ianchulev has participated in the development of many breakthrough technologies and venture-funded acquisitions – from the first ophthalmic intraoperative biometry device (Alcon, Inc.), the only FDA-approved suprachoroidal MIGS micro-stent (Alcon, Inc.), the first biologic stent technology in ophthalmology (Iantrek, Inc.), the original micro-interventional cataract fragmentation system (miLOOP, Zeiss Meditec) as well as the first microdose smart delivery system for topical therapeutics (Eyenovia, Inc.). Dr. Ianchulev’s robotics team at New York Eye and Ear Infirmary and his pioneering work with Preceyes, Inc. led to the introduction of micro-interventional robotics in ophthalmic surgery (Zeiss Meditec). Dr. Ianchulev received his B.S. from the University of Rochester, received both his medical degree (MD) and a Master of Public Health (MPH) degree from Harvard University and completed his specialty training at the Doheny Eye Institute. Dr. Ianchulev is a holder of many issued and pending patents.  He has also participated in multiple publications in the field, which have been cited by more than 3,000 peer-reviewed publications. He also sits on several corporate and scientific advisory Boards.

 We believe that Dr. Ianchulev’s experience in drug discovery and development of pharmaceutical products and in the operation of biopharmaceutical businesses is valuable to the Company and qualifies him to serve as one of our directors.

Rachel Jacobson - Director

Ms. Jacobson has been a member of the Board of Directors since February 2022. Ms. Jacobson brings to the Board significant expertise in business development and marketing, having served in leadership positions at major global sports organizations including the Drone Racing League (“DRL”) and the National Basketball Association (“NBA”). Currently, Ms. Jacobson serves as the President of DRL, the world’s premier, professional drone racing property, where she spearheads global partnerships and media rights deals, and leads the marketing and business development teams.  Bringing to DRL her legacy of creating transformative partnerships with leading sports and technology brands, Rachel has forged groundbreaking partnerships with organizations including Algorand, Google, T-Mobile, New Balance, the U.S. Air Force, PointsKash, and Draganfly. Laser focused on making a global, philanthropic impact, she also expanded the league’s DRL Academy STEM program with Steve Wozniak’s Woz Ed to create a new, interactive drone racing curriculum for students around the world.

Prior to DRL, she served as the Chief Business Development Officer at Landit, Inc., the market leader in personalized career pathing technology to increase the success and engagement of women and diverse groups in the workplace. Before that, she spent 21 years at the NBA, where she oversaw business development, licensing, marketing, account management, event planning, and held several other roles during her tenure. As their SVP of Global Partnerships, she closed partnership sales and secured global partnerships with some of the world’s most prominent companies including PepsiCo, Inc., ExxonMobil Corporation, Under Armour, Inc., Marriott International Inc., Harman International Industries, Kaiser Permanente and other Fortune 500 companies. Ms. Jacobson has received numerous industry accolades, including being named a Fortune’s Most Powerful Women member, Cynopsis Top Women in Media’s “Innovator & Disruptor,” TechStars Sports Accelerator Mentor and a recipient of Sports Business Journal’s 40 Under 40 Award. She is a charter member of the W.O.M.E.N. Mentoring Program, where she helps other professional women advance their careers through leadership training. Ms. Jacobson is a graduate of the Cornell University School of Hotel & Business Management.

We believe Ms. Jacobson’s significant experience in business development and marketing is valuable to the Company and qualifies her to serve as one of our directors.

Charles E. Mather IV - Director

Mr. Mather has been a member of our Board of Directors since March 2018. From October 2019 until January 2023, Mr. Mather was Managing Director, Head of Life Sciences and Medical Technology Capital Markets at Truist Securities, Inc. (f/k/a Suntrust Robinson Humphrey, Inc.) Prior to that, from March 2015 to September 2019, Mr. Mather was Managing Director, Co-Head of Equity Capital Markets at BTIG, LLC.

From December 2009 to February 2015, he was the Head of Private and Alternative Capital and Co-Head of Equity Capital Markets at Janney Montgomery Scott LLC. Prior to that, Mr. Mather held various senior investment banking positions at Jefferies Group, Inc. and Cowen and Company, LLC. Mr. Mather serves on the board of Wentz Holdings, Inc. Mr. Mather also served on the board of Tonix Pharmaceuticals Holding Corp. (Nasdaq: TNXP) until February 2019 and the Finance Company of Pennsylvania until June 2017. Mr. Mather received a B.A. in History from Brown University and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania.

We believe Mr. Mather’s extensive experience advising life science companies as an investment banker and prior board experience is valuable to the Company and qualifies him to serve as one of our directors.

Ram Palanki, Pharm.D. – Director

Dr. Ram Palanki has been a member of the Board of Directors since July 2022. He currently serves as Executive Vice President of Commercial Strategy & Operations at REGENXBIO, Inc. (Nasdaq: RGNX), a leader in AAV gene therapy, and is responsible for the planning, execution, and commercialization of their pipeline across the ophthalmology, central nervous system, and neuromuscular disease franchises.

Dr. Palanki has nearly 20 years of experience in the development and commercialization of biopharmaceuticals and medical devices. Before joining REGENXBIO, Inc., Dr. Palanki was Senior Vice President of Commercial for the Americas at Santen Inc. Previously, he served as the executive team member leading the strategy and operations for pre-launch and global commercialization of a first-in-class biologic at ThromboGenics NV (now known as Oxurion, Euronext Brussels: OXUR). Over the span of his career, Dr. Palanki has held roles of increasing responsibility at several small, mid-sized and large companies, including the launch of LUCENTIS® at Genentech, Inc. He is an active board member and strategic advisor to multiple biotech companies, technology start-ups and global non-profits, including AAVantgarde Bio and Orbis International.

Dr. Palanki holds a Pharm.D. from Albany College of Pharmacy, Union University and his post doctorate from Rutgers University.

We believe Dr. Palanki's extensive experience as a leader in the life sciences industry is valuable to the Company and qualifies him to serve as one of our directors.

Michael Rowe – Chief Executive Officer and Director

Michael Rowe has been the Chief Executive Officer and a member of the Board of Directors since August 2022. Prior to these roles, he served as the Company's Corporate Vice President from 2018 to 2021 and the Chief Operating Officer from 2021 until being named Chief Executive Officer. Previously, Mr. Rowe was the Executive Director of Marketing for Aerie Pharmaceuticals Inc., where he was pivotal in the commercialization of their glaucoma franchise. Before that, Mr. Rowe spent 12 years at Allergan plc, where he found the health economics department, led strategic planning and new pharmaceutical and device product commercialization for the global glaucoma franchise and found the competitive intelligence function across the company. During this time, Mr. Rowe also served as the Company’s liaison with Senju Pharmaceuticals (a current shareholder and licensee of Eyenovia) and was instrumental in the successful launch of multiple glaucoma products in the Japanese market.

Mr. Rowe received his B.A. in Psychology from the State University of New York, Stony Brook and his Masters of Science in Experimental Psychology and Ergonomics from Rensselaer Polytechnic Institute.

We believe Mr. Rowe's experience as an executive of the Company and as our Chief Executive Officer is valuable to the Company and qualifies him to serve as one of our directors.

Ellen Strahlman, M.D., MHSc, – Director

Dr. Strahlman has been a member of the Board of Directors since July 2022. She currently serves as Partner at Reillen Group LLC. She previously served as Executive Vice President, Research & Development and Chief Medical Officer of Becton, Dickinson and Company (“BD”) (NYSE: BDX), a leading global medical technology company, from 2013 until 2018. While at BD, the company was selected as the Outstanding Corporate Innovator in 2015 by the Product Development & Management Association. Before joining BD, she served as Senior Vice President and Chief Medical Officer for GlaxoSmithKline, plc (“GSK”) from 2008 to 2013, spending her last year at GSK as Senior Advisor to the CEO, leading GSK’s Global Health Programs. Prior to 2008, Dr. Strahlman held senior executive leadership roles in global product development and commercialization and business development at Pfizer, Inc., Novartis AG, Virogen Limited, and Merck & Co., Inc. She was the Senior Vice President for Research & Development and Chief Medical Officer for Bausch & Lomb from 1995 to 2000.

Dr. Strahlman was chosen to serve as Industry Representative on the FDA/CDER Dermatology and Ophthalmology Advisory Committee (DODAC), from 2008 to 2013. From 2016 to November 2020, Dr. Strahlman served as a director of Syncona Limited (LSE: SYNC.L), having previously served as a director of Syncona Partners, LLP. She is currently a director of Altria Group, Inc. (NYSE: MO). In addition to her corporate board service, Dr. Strahlman serves as a visiting professor at the University of Turku in Finland.

Dr. Strahlman earned a B.A. from Harvard University in biochemistry and an M.D. from the Johns Hopkins School of Medicine. She is an American Board of Ophthalmology board-certified ophthalmologist, having trained at the Wilmer Eye Institute from 1984 to 1987. She was awarded a Carnegie Mellon Public Health Fellowship in 1987, during which she earned an M.H.Sc. in Epidemiology from the Bloomberg School of Public Health from 1987 to 1989.

We believe Dr. Strahlman's extensive executive experience in life science companies is valuable to the Company and qualifies her to serve as one of our directors.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has an Audit Committee, composed of Dr. Strahlman (Chair), Ms. Jacobson and Mr. Mather, each of whom satisfy the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the Nasdaq listing rules and Section 10A(m)(3) of the Exchange Act. Our Board has determined that Dr. Strahlman is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee met four times during the 2022 fiscal year.

Code of Conduct

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, and agents and representatives. The full text of our code of business conduct and ethics is available under the Investors - Governance - Documents & Charters section of our website at www.eyenovia.com. Our Board of Directors is responsible for overseeing our code of business conduct and ethics and any waivers applicable to any director, executive officer, or employee. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and agents and representatives, on our website identified above.

Hedging and Pledging Transactions

Under our Insider Trading Policy, we strongly discourage our employees (including our named executive officers) and our directors from hedging our securities, holding shares of our common stock in a margin account, or pledging shares of our common stock as collateral for a loan.

Executive Officers

The following table sets forth information concerning our executive officers as of April 27, 2023:

Name	Age	Position
Michael Rowe	61	Chief Executive Officer
John Gandolfo	62	Chief Financial Officer and Secretary
Bren Kern	42	Chief Operating Officer

See “Directors” above for additional information about Mr. Rowe.

John Gandolfo has been serving as our Chief Financial Officer and Secretary since December 2017. Mr. Gandolfo has approximately 35 years of experience as a chief financial officer of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas. Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Prior to joining Eyenovia, Mr. Gandolfo was Chief Financial Officer of Xtant Medical Holdings, Inc. (NYSE: XTNT) from July 2010 through August 2017. Prior to joining Xtant, he served as the Chief Financial Officer for Progenitor Cell Therapy, L.L.C., the global contract development and manufacturing services platform of the Hitachi Chemical Co., Ltd. (now known as Showa Denko Materials, Co., Ltd.) Regenerative Medicine Business Sector, represented in the United States by Hitachi Chemical Advanced Therapeutics Solutions, LLC (now known as Minaris Regenerative Medicine, LLC), a manufacturer of stem cell therapies, from January 2009 to June 2010. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer of Power Medical Interventions, Inc. (acquired by Covidien Public Limited Company, which was in turn acquired by Medtronic Public Limited Company (NYSE: MDT)), a publicly held developer and manufacturer of computerized surgical stapling and cutter systems, from January 2007 to January 2009. Prior to joining Power Medical Interventions, Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies Inc., a then publicly held supplier of needle-free drug delivery systems to the pharmaceutical and biotechnology industries, from September 2001 to May 2006, and he served on the Bioject’s board of directors from September 2006 through May 2007. Prior to joining Bioject, Mr. Gandolfo was the Chief Financial Officer of Capital Access Network, Inc. (now known as CAN Capital, Inc.), a privately held specialty finance company, from 2000 through September 2001, and Xceed Software, Inc. (OTC: EXDW), an Internet consulting firm, from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc., a then publicly held, cancer-focused healthcare information company. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc., a then publicly held manager of diagnostic imaging centers throughout the United States. Mr. Gandolfo currently serves on the board of directors and audit and compensation committees of Odyssey Health, Inc. (OTC: ODYY) and on the board, compensation committee and audit committee of electroCore, Inc. (Nasdaq: ECOR). Mr. Gandolfo received his B.A. in business administration from Rutgers University. He is a certified public accountant (inactive status) who began his professional career at Price Waterhouse.

Bren Kern has served as the Company’s Chief Operating Officer since January 2023. Prior to that, he served as the Company’s Vice President of Manufacturing and Operations since June 2022. Previously, he was the Vice President of Manufacturing at Hound Labs, Inc. from March 2021 to June 2023. He also served as the Vice President of Operations at Second Source Medical LLC from 2020 to 2021, Biolux Research Ltd from 2019 to 2020 and BAROnova Inc. from 2016 to 2019. Mr. Kern earned his B.S. from the Oregon Institute of Technology in 2003.

Item 11. Executive Compensation.

This Item 11 discusses material components of our executive compensation program for the following individuals, each of whom is one of our “named executive officers” for 2022: Michael Rowe (our Chief Executive Officer), John P. Gandolfo (our Chief Financial Officer), and Tsontcho Ianchulev (our former Chief Executive Officer).

As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies”, as such term is defined in the rules promulgated under the Securities Act of 1933, as amended.

Key Elements of Our Compensation Program for 2022

In 2022, we compensated our named executive officers through a combination of base salary and long-term equity incentives in the form of options. Our named executive officers are also eligible for our standard benefits programs, which include group health insurance and vacation programs.

We do not use specific formulas or weightings in determining the allocation of the various compensation elements. Instead, the compensation for our named executive officers has been designed to provide a combination of fixed and at-risk compensation that is tied to the achievement of our short- and long-term objectives. We believe that this approach achieves the primary objectives of our compensation program.

We are continually evaluating various compensation programs to implement as our business evolves. The disclosures below describe our historical compensation practices.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for fiscal years ended December 31, 2022 and 2021. The Company does not have any non-equity incentive plans or awards.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)(1)		Option awards ($)(1)		All other compensation ($)		Total($)
Michael Rowe,	2022	512,000	(4)	232,499	—		583,500	(2)	5,511	(3)	1,333,510
Chief Executive Officer	2021	360,000	(4)	125,280	—		576,800	(5)	10,499	(6)	1,172,579
John P. Gandolfo,	2022	428,500	(9)	157,688	—		52,900	(7)	12,200	(8)	651,288
Chief Financial Officer	2021	399,000	(9)	138,852	—		576,800	(10)	11,600	(11)	1,126,252
Tsontcho Ianchulev,	2022	374,493	(15)	200,123	35,000	(12)	69,900	(13)	78,867	(14)	732,383
Former Chief Executive Officer and Chief Medical Officer	2021	572,000	(15)	298,584	—		629,000	(16)	11,600	(17)	1,511,184

(1)	The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 11 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for the assumptions underlying the valuation of equity awards.

(2)	During 2022, we granted options to purchase 23,211 and 440,000 shares of common stock at exercise prices of $3.10 and $1.66, respectively, per share to Mr. Rowe. The options had grant date values of $52,900 and $530,600, respectively. The options vest as to one-third of the shares underlying the option on February 14, 2023 and August 1, 2023, respectively, and the remaining shares underlying the options vest in 24 one-month anniversaries thereafter.

(3)	Represents amounts paid to Mr. Rowe in 2022 for matching funds for his contributions to the Eyenovia 401(k) program.

(4)	Mr. Rowe was paid pursuant to the terms of an Employment Agreement dated February 15, 2019, as amended on February 1, 2021 and March 10, 2022.

(5)	During 2021, we granted an option to purchase 128,258 shares of common stock at an exercise price of $6.01 per share to Mr. Rowe. The option had a grant date value of $576,800. The option vested as to one-third of the shares underlying the option on January 30, 2022 and the remaining shares underlying the option vest in 24 one-month anniversaries thereafter.

(6)	Represents amounts paid to Mr. Rowe in 2021 for matching funds for his contributions to the Eyenovia 401(k) program.

(7)	During 2022, we granted an option to purchase 23,211 shares of common stock at an exercise price of $3.10 per share to Mr. Gandolfo. The option had a grant date value of $52,900. The option vested as to one-third of the shares underlying the option on February 14, 2023 and the remaining shares underlying the option vest in 24 one-month anniversaries thereafter.

(8)	Represents amounts paid to Mr. Gandolfo in 2022 for matching funds for his contributions to the Eyenovia 401(k) program.

(9)	Mr. Gandolfo was paid pursuant to the terms of an Employment Agreement dated February 15, 2019.

(10)	During 2021, we granted an option to purchase 128,258 shares of common stock at an exercise price of $6.01 per share to Mr. Gandolfo. The option had a grant date value of $576,800 The option vested as to one-third of the shares underlying the option on January 30, 2022 and the remaining shares underlying the option vest in 24 one-month anniversaries thereafter.

(11)	Represents amounts paid to Mr. Gandolfo in 2021 for matching funds for his contributions to the Eyenovia 401(k) program.

(12)	On August 18, 2022, the Compensation Committee approved grants of RSUs to Dr. Ianchulev for 21,316 shares of our common stock with an aggregate grant date fair value for the director of $35,000, computed in accordance with FASB ASC Topic 718. The RSUs vest on the earlier of August 1, 2023 or the date of the 2023 annual meeting, subject to the director’s continued service on the Board.

(13)	During 2022, the Board of Directors approved grants of an option to purchase 30,399 shares of common stock at an exercise price of $1.64 per share to Dr. Ianchulev. The option had a grant date value of $34,900. The option vests on the earlier of August 1, 2023 or the date of the 2023 annual meeting, subject to his continued service on the Board.

(14)	Represents amounts paid to Dr. Ianchulev in 2022 for matching funds for his contributions to the Eyenovia 401(k) program.

(15)	Dr. Ianchulev was paid pursuant to the terms of an Employment Agreement dated as of February 15, 2019.

(16)	During 2021, we granted an option to purchase 139,867 shares of common stock at an exercise price of $6.01 per share to Dr. Ianchulev. The option had a grant date value of $629,000. The option vested as to one-third of the shares underlying the option on January 30, 2022 and the remaining shares underlying the option vest in 24 one-month anniversaries thereafter.

(17)	Represents amounts paid to Dr. Ianchulev in 2021 for matching funds for his contributions to the Eyenovia 401(k) program. In addition, effective August 1, 2022, Dr. Ianchulev became Executive Chair of the Board pursuant to an agreement dated as of August 1, 2022. He received $66,667 in compensation for his services pursuant to this agreement during 2022.

Employment and Consulting Arrangements

Michael Rowe

Mr. Rowe is currently compensated for his services as our Chief Executive Officer pursuant to an Employment Agreement dated July 26, 2022 (the “Rowe Employment Agreement”). On July 26, 2022, the Board of Directors appointed Michael Rowe as the Company’s Chief Executive Officer.

Under the terms of the Rowe Employment Agreement, the Company must pay Mr. Rowe a base salary of not less than $575,000 per year. Mr. Rowe is eligible to receive an annual cash bonus based upon the achievement of pre-established annual individual and Company objectives determined by the Company’s Board of Directors or its Compensation Committee. He is also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors or Compensation Committee.

John P. Gandolfo

Mr. Gandolfo is currently compensated for his services as our Chief Financial Officer pursuant to an Employment Agreement dated February 15, 2019 (the “Gandolfo Employment Agreement”).

Under the terms of the Gandolfo Employment Agreement, the Company must pay Mr. Gandolfo a base salary of not less than $366,000 per year. Mr. Gandolfo is eligible to receive an annual cash bonus, based upon the achievement of pre-established annual individual and Company objectives determined by the Company’s Board of Directors or its Compensation Committee. He also is eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors or Compensation Committee.

Tsontcho Ianchulev, M.D., M.P.H.

Dr. Ianchulev was compensated for his services as our Chief Executive Officer and Chief Medical Officer pursuant to an Employment Agreement dated February 15, 2019 (the “Ianchulev Employment Agreement”). On July 26, 2022, the Board appointed Michael Rowe as the Company’s Chief Executive Officer and Dr. Ianchulev became our Executive Chairman, pursuant to an Executive Chair Agreement dated as of August 1, 2022 (the "Executive Chair Agreement").

Under the terms of the Ianchulev Employment Agreement, the Company paid Dr. Ianchulev a base salary of not less than $450,000 per year. Dr. Ianchulev was eligible to receive an annual cash bonus, based upon the achievement of pre-established annual individual and Company objectives determined by the Company’s Board of Directors or its Compensation Committee. He was also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors or Compensation Committee.

Under the terms of the Executive Chair Agreement, Dr. Ianchulev receives $15,000 per quarter for his services, in addition to the compensation payable to non-employee members of the Board of Directors as described elsewhere in this Proxy Statement.

Termination of Employment Agreements

The Rowe Employment Agreement discussed above provides the following upon termination of Mr. Rowe’s employment:

Termination by Company for Cause; by Company without Cause or by Executive without Good Reason within Executive’s First Six (6) Months of Employment; or as a Result of Executive’s Disability or Death. If Mr. Rowe’s employment hereunder is terminated by us for Cause (as defined in the Rowe Employment Agreement), by us without Cause within Mr. Rowe’s first six (6) months of employment, by Mr. Rowe without Good Reason (as defined in the Rowe Employment Agreement), or as a result of Mr. Rowe’s Disability (as defined in the Rowe Employment Agreement) or death, then we must pay the portion of Mr. Rowe’s base salary that has accrued prior to such termination and has not yet been paid, any bonus previously earned by Mr. Rowe but not yet paid, any accrued and unused vacation or sick leave, and the amount of any expenses properly incurred by Mr. Rowe prior to any such termination and not yet reimbursed (collectively, the “Accrued Obligations”) promptly following the effective date of such termination, subject to certain exceptions.

Termination by Company without Cause or by Executive for Good Reason Following Executive’s First Six (6) Months of Employment. In the event that Mr. Rowe’s employment is terminated by us other than for Cause, Disability or death at any time after Mr. Rowe’s first six (6) months of employment as CEO, then, in addition to the Accrued Obligations, Executive shall receive the following, subject to certain terms and conditions:

•	Severance Payment. Payment in an amount equal to Mr. Rowe’s base salary for a twelve (12) month period, less customary and required taxes and employment-related deductions, paid in one lump sum amount.

•	Benefits. health insurance coverage at no cost to Mr. Rowe, until the earlier to occur of twelve (12) months following the termination date or the date Mr. Rowe elects to participate in the group health plan of another employer.

The Gandolfo Employment Agreement discussed above provides that if the executive’s employment is terminated by the Company without “Cause” (as defined in the 2018 Plan) or the executive suffers an “Involuntarily Termination” (as defined in the Employment Agreement) provided that the executive has signed a full release of all claims, the executive will be entitled to receive: (i) severance pay equal to twelve months of his then-current base salary, and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his spouse and dependents for a period of twelve months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

As defined in the 2018 Plan, “Cause” means, with respect to the termination by the Company or a Related Entity of a Grantee’s Continuous Service: (i) that such termination is for “Cause” as such term (or word of like import) is expressly defined in a then-effective written employment agreement, consulting agreement, service agreement or other similar agreement between the Grantee and the Company or such Related Entity, provided, however, that with regard to any agreement that defines “Cause” on the occurrence of or in connection with a Corporate Transaction, such definition of “Cause” shall not apply until a Corporate Transaction actually occurs; or (ii) in the absence of such then-effective written agreement and definition, is based on, in the determination of the Administrator: (A) the Grantee’s performance of any act, or failure to perform any act, in bad faith and to the detriment of the Company or a Related Entity; (B) the Grantee’s dishonesty, intentional misconduct or material breach of any agreement with the Company or a Related Entity; (C) the Grantee’s material breach of any noncompetition, confidentiality or similar agreement with the Company or a Related Entity, as determined under such agreement; (D) the Grantee’s commission of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person; (E) if the Grantee is an Employee or Consultant, the Grantee’s engaging in acts or omissions constituting gross negligence, misconduct or a willful violation of a Company or a Related Entity policy which is or is reasonably expected to be materially injurious to the Company and/or a Related Entity; or (F) if the Grantee is an Employee, the Grantee’s failure to follow the reasonable instructions of the Board or such Grantee’s direct supervisor, which failure, if curable, is not cured within 10 days after notice to such Grantee or, if cured, recurs within 180 days.

As defined in the Gandolfo Employment Agreement, “Involuntary Termination” means the occurrence of any of the following without the written consent of Executive: (i) a material diminution in Executive’s Base Salary, Bonus target or benefits (other than a material diminution that is applicable to all similarly situated employees and executives of the Company in connection with an across-the-board cost savings strategy); (ii) a material diminution in Executive’s authority, duties or responsibilities; (iii) a material diminution in the level of Executive’s reporting structure, including a requirement that Executive report to a corporate officer or employee instead of reporting directly to the CEO; or (iv) any other action or inaction that constitutes a material breach by the Company of this Agreement.

Change in Control Provision of Employment Agreements

Each of the Employment Agreements discussed above also provides that if within 12 months following any “Corporate Transaction” (as defined in the 2018 Plan) of the Company, the executive’s employment is terminated by the Company without Cause or the executive suffers an Involuntary Termination, provided that the executive has signed a full release of all claims, the executive will be entitled to receive, in lieu of what is described in the above paragraph: (i) severance pay equal to 12 months of his then-current base salary, and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his spouse and dependents for a period of 12 months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

As defined in the 2018 Plan, a “Corporate Transaction” means any of the following transactions, provided, however, that the Administrator shall determine under parts (iv) and (v) whether multiple transactions are related, and its determination shall be final, binding and conclusive: (i) a merger or consolidation in which the Company is not the surviving entity, except for a transaction the principal purpose of which is to change the state in which the Company is incorporated; (ii) the sale, transfer or other disposition of all or substantially all of the assets of the Company; (iii) the complete liquidation or dissolution of the Company; (iv) any reverse merger or series of related transactions culminating in a reverse merger (including, but not limited to, a tender offer followed by a reverse merger) in which the Company is the surviving entity but (A) the Shares outstanding immediately prior to such merger are converted or exchanged by virtue of the merger into other property, whether in the form of securities, cash or otherwise, or (B) in which securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities are transferred to a person or persons different from those who held such securities immediately prior to such merger or the initial transaction culminating in such merger; or (v) acquisition in a single or series of related transactions by any person or related group of persons (other than the Company or by a Company-sponsored employee benefit plan) of beneficial ownership (within the meaning of Rule 13d-3 of the Exchange Act) of securities possessing more than 50% of the total combined voting power of the Company’s outstanding securities.

Outstanding Equity Awards as of December 31, 2022

The following table sets forth information regarding all outstanding stock options held by our named executive officers as of December 31, 2022:

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(14)
Tsontcho Ianchulev,	70,000	(1)	—		1.24	03/23/2025
Former Chief Executive Officer	267,370	(2)	—		1.95	07/07/2027
and Chief Medical Officer	124,210	(3)	—		6.20	07/24/2028
	183,703	(4)	—		3.11	08/16/2029
	237,713		47,542	(5)	2.72	06/03/2030
	89,360		50,507	(6)	6.01	01/29/2031
	—		30,399	(10)	1.64	08/18/2032
							21,316	(11)	34,745
John Gandolfo,	71,200	(7)	—		8.72	04/16/2028
Chief Financial Officer	24,842	(8)	—		6.20	07/24/2028
	53,402	(4)	—		3.11	08/16/2029
	95,645		19,129	(5)	2.72	06/30/2030
	81,943		46,315	(6)	6.01	01/29/2031
	—		23,211	(12)	3.10	02/14/2032
Michael Rowe,	60,000	(9)	—		6.30	07/02/2028
Chief Executive Officer	19,874	(8)	—		6.20	07/24/2028
	42,722	(4)	—		3.11	08/16/2029
	118,019		23,603	(5)	2.72	06/03/2030
	81,943		46,315	(6)	6.01	01/29/2031
	—		23,211	(12)	3.10	02/14/2032
	—		440,000	(13)	1.66	08/01/2032

(1)	Options to purchase 280,000 shares of common stock at an exercise price of $1.24 per share were issued to Private Medical Equity, Inc. (“PME”) in 2015. PME exercised half of those options on January 2, 2019. PME exercised half of those options on January 2, 2019. Drs. Ianchulev andLaBelle are partners in PME. As a result, the fully-vested option is allocated equally to each of Drs. Ianchulev and LaBelle.

(2)	The option to purchase 401,056 shares of common stock vested as to 11,140 shares underlying the option on August 7, 2017 and vested in equal 11,140 share amounts on each of the 35 one-month anniversaries thereafter, subject to acceleration in certain circumstances. On January 2, 2019, the holder partially exercised the option to purchase 133,686 shares of common stock.

(3)	The option was to vest as to one-third of the shares underlying the option on July 24, 2019 and the remaining shares underlying the option vested in equal increments on each of the 24 one-month anniversaries thereafter. On February 13, 2019, the Board of Directors approved the acceleration and immediate vesting of this grant in connection with Dr. Ianchulev’s employment.

(4)	The option vested as to one-third of the shares underlying the option on August 16, 2020 and the remaining shares underlying the option vest in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(5)	The option vested as to one-third of the shares underlying the option on June 3, 2021 and the remaining shares underlying the option vest in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(6)	The option vested as to one-third of the shares underlying the option on January 30, 2022 and the remaining shares underlying the option vest in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(7)	The option vested as to 1,977 shares underlying the option on May 16, 2018 and vested in equal 1,977 share amounts on each of the 35 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(8)	The option vested as to one-third of the shares underlying the option on July 24, 2019 and vested in equal share amounts on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(9)	The option vested as to 1,666 shares underlying the option on August 2, 2018 and vested in equal 1,666 share amounts on each of the 35 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(10)	The option vests as to shares underlying the option on the earlier of August 1, 2023 or the date of the 2023 Annual Meeting, subject to the director’s continued service on the Board.

(11)	The RSUs vest on the earlier of August 1, 2023 or the date of the 2023 Annual Meeting, subject to the director’s continued service on the Board.

(12)	The option vested as to one-third of the shares underlying the option on February 4, 2023 and the remaining shares underlying the option vest in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(13)	The option vested as to one-third of the shares underlying the option on August 1, 2023 and the remaining shares underlying the option vest in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(14)	The market value of the stock awards is determined by multiplying the number of shares by $1.63, the closing price of our common stock on The Nasdaq Capital Market on December 30, 2022, the last trading day of our fiscal year.

Director Compensation

In April 2022, our Board of Directors, upon recommendation of the Compensation Committee, adopted a Non-Employee Director Compensation Policy for the Company’s non-employee directors, which was further amended in August 2022 and in March 2023. Each such non-employee director receives an annual retainer of $40,000 and an equity award valued at $80,000 payable half in RSUs and half in options for service on the Board. The settlement of the RSUs is deferred until such non-employee director ceases to serve on the Board.

Additionally, our Audit Committee Chair receives an additional annual retainer of $20,000, while all other members of our Audit Committee received an additional annual retainer of $10,000. Our Compensation Committee Chair received an additional annual retainer of $15,000, while all other members of our Compensation Committee received an additional annual retainer of $7,500. Our Nominating and Corporate Governance Committee Chair received an additional annual retainer of $10,000, while all other members of our Nominating and Corporate Governance Committee received an additional annual retainer of $5,000. Our Innovation Committee Chair received an additional annual retainer of $15,000, while all other members of our Innovation Committee received an additional annual retainer of $7,500.

The following table sets forth certain information concerning the compensation of our then serving directors (excluding Dr. Ianchulev and Mr. Rowe who were named executive officers) for the fiscal year ended December 31, 2022:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)		Option awards ($)(1)		All other compensation ($)	Total ($)
Stephen Benjamin(9)	$44,189	$49,100	(2)(3)	$49,400	(5)	-	$142,689
Julia A. Haller, M.D.(10)	$38,750	$40,000	(3)	$40,200	(6)	-	$118,950
Rachel Jacobson	$39,894	$49,100	(2)(3)	$49,400	(5)	-	$138,394
Curt H. LaBelle(11)	$23,250	$-		$-		-	$23,250
Kenneth B. Lee, Jr.(12)	$57,125	$40,000	(3)	$40,200	(7)	-	$137,325
Ernest Mario(13)	$21,250	$-		$-		-	$21,250
Charles E. Mather IV	$68,500	$40,000	(3)	$40,200	(7)	-	$148,700
Ram Palanki, Pharm.D.	$23,750	$38,400	(4)	$38,400	(8)	-	$100,550
Ellen Strahlman, M.D.	$32,500	$38,400	(4)	$38,400	(8)	-	$109,300
Anthony Y. Sun(14)	$26,250	$-		$-		-	$26,250

(1)	The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 11 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for the assumptions underlying the valuation of equity awards.

(2)	On April 11, 2022, the Compensation Committee approved grants of RSUs to each of Mr. Benjamin and Ms. Jacobson for 3,289 shares of our common stock with an aggregate grant date fair value for each director of $9,100, computed in accordance with FASB ASC Topic 718. These grants of RSUs vested on June 16, 2022, which was the date of our 2022 Annual Meeting of shareholders (the "2022 Annual Meeting").

(3)	On June 16, 2022, the Compensation Committee approved grants of RSUs to Ms. Jacobson, Ms. Haller, and Messrs. Benjamin, Lee and Mather for 22,222 shares of our common stock with an aggregate grant date fair value for the director of $40,000, computed in accordance with FASB ASC Topic 718. These grants of RSUs vest on the earlier of June 16, 2023 or the date of the 2023 Annual Meeting, subject to the director’s continued service on the Board.

(4)	On July 1, 2022, the Compensation Committee approved grants of RSUs to Drs. Palanki and Strahlman for 20,187 shares of our common stock with an aggregate grant date fair value for the director of $38,400, computed in accordance with FASB ASC Topic 718. These grants of RSUs vest on the earlier of July 1, 2023 or the date of the 2023 Annual Meeting, subject to the director’s continued service on the Board.

(5)	During 2022, the Board of Directors approved a grant to Stephen Benjamin and Rachel Jacobson of an option to purchase 4,745 shares of our common stock at an exercise price of $2.77 per share, which vested on June 16, 2022, which was the date of the 2022 Annual Meeting. During 2022, the Board of Directors approved a grant to Stephen Benjamin and Rachel Jacobson of an option to purchase 30,769 shares of our common stock at an exercise price of $1.80 per share, which will vest on the date of the Company’s 2023 annual meeting of stockholders.

(6)	During 2022, the Board of Directors approved a grant to Julia A. Haller, M.D. of an option to purchase 30,769 shares of our common stock at an exercise price of $1.80 per share, which will vest on the date of the Company’s 2023 annual meeting of stockholders.

(7)	During 2022, the Board of Directors approved a grant to Kenneth B. Lee, Jr. and Charles E. Mather IV of an option to purchase 30,769 shares of our common stock at an exercise price of $1.80 per share, exercisable on the date of the Company’s 2023 annual meeting of stockholders.

(8)	During 2022, the Board of Directors approved a grant to Ram Palanki, Pharm.D and Ellen Strahlman, M.D. of an option to purchase 28,203 shares of our common stock at an exercise price of $1.90 per share, exercisable on the date of the Company’s 2023 annual meeting of stockholders.

(9)	Director Stephen Benjamin resigned from the Board on February 28, 2023.

(10)	Director Julia A. Haller, M.D. resigned from the Board on December 06, 2022.

(11)	Director Curt H. LaBelle resigned from the Board on June 16, 2022

(12)	Director Kenneth B. Lee, Jr. resigned from the Board on September 30, 2022.

(13)	Director Ernest Mario resigned from the Board on February 3, 2022.

(14)	Director Anthony Y. Sun resigned from the Board on June 16, 2022.

None of our non-employee directors received any compensation for the fiscal year ended December 31, 2022 other than as reflected above and, with respect to Dr. Ianchulev, in the Summary Compensation Table.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 27, 2023, unless otherwise noted below, for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;

•	the named executive officers set forth in the Summary Compensation Table;

•	each director; and

•	all current directors and executive officers as a group.

Applicable percentage ownership is based on 37,992,965 shares of our common stock outstanding as of April 27, 2023, unless otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after April 27, 2023 is deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Eyenovia, Inc., 295 Madison Avenue, Suite 2400, New York, NY 10017.

Name of Beneficial Owner	Shares Beneficially Owned Number	Percentage
Directors and Named Executive Officers
Michael Rowe(1)	389,790	1.0%
John Gandolfo(2)	380,290	*
Bren Kern	-	*
Tsontcho Ianchulev(3)	2,149,243	5.5%
Rachel Jacobson(4)	61,025	*
Charles E. Mather IV(5)	134,308	*
Ram Palanki	-	*
Ellen Strahlman(6)	22,865	*
All directors and executive officers as a group (8 persons)(7)	3,137,521	7.8%
5% Stockholders:
Stuart Grant(8)	5,784,181	15.0%

*	Less than 1% of the outstanding shares of our common stock.

(1)   Includes (i) 15,500 shares of common stock and (ii) 374,290 shares of common stock underlying options that are exercisable within 60 days of April 27, 2023.

(2)   Includes (i) 6,000 shares of common stock and (ii) 374,290 shares of common stock underlying options that are exercisable within 60 days of April 27, 2023.

(3)   Includes (i) 399,895 shares of common stock, 935,038 shares underlying options and 61,823 shares underlying warrants held by Dr. Ianchulev directly that are exercisable within 60 days of April 27, 2023, (ii) 606,667 shares of common stock and 140,000 shares of common stock underlying options held by PME that are exercisable within 60 days of April 27, 2023, and (iii) 6,000 shares of common stock held by The Meliora Trust. Dr. Ianchulev is one of the two principal shareholders of PME and therefore may be deemed to have beneficial ownership of the shares of common stock held by PME.

(4)   Includes (i) 3,289 shares of common stock, (ii) 22,222 RSUs that vest within 60 days of April 27, 2023, and (iii) 35,514 shares underlying options that are exercisable within 60 days of April 27, 2023.

(5)   Includes (i) 48,322 shares of common stock, (ii) 22,222 RSUs that vest within 60 days of April 27, 2023, and (iii) 63,764 shares underlying options that are exercisable within 60 days of April 27, 2023.

(6)   Includes 22,865 shares of common stock.

(7)   See footnotes (1) through (6).

(8)   Based on a Schedule 13D/A filed with the SEC on February 8, 2022 and subsequent reports filed pursuant to Section 16 of the Exchange Act by Mr. Grant. Includes (i) 5,106,751 shares of common stock and (ii) 677,430 shares of common stock underlying warrants that are exercisable within 60 days of April 27, 2023. Mr. Grant’s address is 11 Summit Lane, Greenville, Delaware 19807.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Below are transactions since January 1, 2021 to which we have been or are a participant, including currently proposed transactions, in which the amount involved in the transaction exceeds $120,000 and in which any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or has a direct or indirect material interest.

License Agreement with Senju Pharmaceutical Co., Ltd.

During 2015, the Company entered into an exclusive license agreement with Senju (the “Senju License Agreement”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia five percent (5%) royalties on sales (net of certain manufacturing costs) for the term of the Senju License Agreement, subject to certain adjustments upon the loss of patent coverage for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth (10th) anniversary of the first commercial sale of such a product candidate in a country; or (ii) the expiration of the licensed patents in a country. As of the date of this filing, there have been no commercial sales of such a product in Asia; therefore, no royalties have been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially owned greater than 5% of the Company’s common stock during a portion of each of the fiscal years ended December 31, 2022 and December 31, 2021.

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

Pursuant to the Senju License Amendment, the Company must pay Senju (a) a percentage in the range of 30 to 40 percent of revenue on any lump-sum payments the Company receives from the third party, revenue (net of costs) obtained by the Company from contract research and/or development of the Senju Licensed Product in the Territory, and revenue (net of costs) obtained by the Company from contract manufacture for the device of the Senju Licensed Product in the Territory, the aggregate of which must be at least a $9 million minimum payment to Senju; and (b) a percentage in the range of 30 to 40 percent of any sales royalty revenue the Company receives from the third party. Since the Company executed a third-party license prior to April 8, 2021, the License Amendment will remain in effect for the duration of the license, subject to early termination.

The Senju License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020 (the “Letter Agreement”). Pursuant to the Letter Agreement, the Company will pay a percentage in the range of 30 to 40 percent of certain payments, royalties, or net proceeds received from Arctic Vision in connection with the Arctic Vision License Agreement to Senju. The Senju License Agreement was amended further by the License Amendment 2, effective September 14, 2021 (the “Amendment 2”). The Amendment 2 excludes Greater China and South Korea from the territory in which Senju was granted an exclusive royalty-bearing license from the Company. In consideration for this exclusion, and upon and after the execution of Amendment 1 with Arctic Vision, the Company must make payments to Senju based on non-royalty license revenue and sales revenue, including the following:

1.	a one-time upfront payment of $250,000, paid on September 17, 2021, which represented an inducement to Senju to approve Amendment 1 of the Arctic Vision License Agreement related to the MicroStat product;

2.	a percentage in the range from thirty percent to forty percent of any upfront or milestone lump sum payments, or net revenues received by the Company in connection with any licensed product using piezo-print technology in a microdose dispenser containing: (a) the chemical substance atropine sulfate as its sole active ingredient and that is used for the treatment of myopia in humans; (b) the chemical substance pilocarpine as its sole active ingredient and that is used for the treatment of presbyopia in humans; or (c) the chemical substances phenylephrine and tropicamide in combination as active ingredients that are used for pharmaceutical mydriasis in humans (the “LA2 Licensed Product”) from certain third parties; and

3.	a percentage in the range from thirty to forty percent of the amounts received by the Company in connection with sales of the LA2 Licensed Product in China and South Korea by certain third parties.

Indemnification Agreements

Our third amended and restated certificate of incorporation and our amended and restated bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by law. We also maintain a directors’ and officers’ liability insurance policy. The policy insures directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers. The policy contains various exclusions. We have also entered into director indemnification agreements with each of our directors.

Employment and Consulting Arrangements

We have entered into employment and consulting arrangements with our named executive officers that provide for salary and severance compensation. For more information regarding these arrangements and amounts earned pursuant to them, see “Executive Compensation - Employment and Consulting Arrangements” and the “Summary Compensation Table” above.

Equity Issued to Executive Officers and Directors

We granted options and restricted stock units to our named executive officers and directors in 2022, as more fully described in the sections entitled “Outstanding Equity Awards as of December 31, 2022” table and “Director Compensation”.

Agreement with Stuart Grant

On February 4, 2022, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Stuart M. Grant, a greater-than-5% shareholder of the Company. Pursuant to the Settlement Agreement, our Board of Directors appointed two new directors, Rachel Jacobson and Stephen Benjamin, to the Board to fill the vacancies on the Board at such time. Ms. Jacobson and Mr. Benjamin were nominated as directors at the 2022 annual meeting of stockholders and elected as directors at such meeting; Mr. Benjamin has since resigned from the Board to take a position at the White House. The Board of Directors has nominated Ms. Jacobson for re-election at the upcoming 2023 annual meeting of stockholders. In addition, the Settlement Agreement provides that a third new director shall be mutually agreed-upon by the Company and Mr. Grant.

Procedures for Approval of Related-Party Transactions

The Audit Committee, pursuant to its written charter and our Related Party Transaction Policy, is responsible for reviewing and approving or ratifying any related-party transaction reaching a certain threshold of significance. In the course of its review and approval or ratification of a related-party transaction, the committee, among other things, considers, consistent with Item 404 of Regulation S-K, the following:

•	whether the transaction was undertaken in the ordinary course of business;

•	whether the transaction was initiated by the Company or the related person;

•	whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve the related person;

•	whether there are business reasons for the Company to enter into the transaction;

•	the approximate dollar value of the transaction, and the significance of that amount, particularly as it relates to the related person;

•	whether the transaction would impair the independence of an outside director;

•	any pre-existing contractual obligations; and

•	whether the transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer, or the related person, the direct or indirect nature of the director’s, executive officer’s, or the related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

Any member of the Audit Committee who is a related person with respect to a transaction under review will not be permitted to vote or participate in discussions regarding approval or ratification of the transaction, but must provide all material information regarding the transaction to the Audit Committee.

Future transactions between us and our officers, directors, or 5% stockholders, and respective affiliates will be on terms that the committee determines in good faith to be in the best interests of the Company and its stockholders and will be approved by a majority of our directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, since January 1, 2021, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Dr. Ianchulev and Mr. Rowe, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. Our Board of Directors determined that Drs. Strahlman and Palanki, and Mr. Mather and Ms. Jacobson satisfy the applicable independence standards established by the SEC and the Nasdaq Listing Rules. In making such determinations, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Item 14.  Principal Accountant Fees and Services.

The Audit Committee has adopted a policy for the pre-approval of all audit and permitted non-audit services that may be performed by our independent registered public accounting firm. Under this policy, each year, at the time it engages an independent registered public accounting firm, the Audit Committee pre-approves the engagement terms and fees and may also pre-approve detailed types of audit-related and permitted non-audit services, subject to certain dollar limits, to be performed during the year. All other permitted non-audit services are required to be pre-approved by the Audit Committee on an engagement-by-engagement basis.

The following table summarizes the aggregate fees billed for professional services rendered to us by Marcum in 2022 and 2021. A description of these various fees and services follows the table.

	2022	2021
Audit Fees	$162,200.00	$138,325.00
Audit-Related Fees	$87,575.00	$83,125.00
Tax Fees	-	-
All Other Fees	-	-

Audit Fees

Audit fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees include services rendered by Marcum LLP, our independent registered public accounting firm, for the 2022 and 2021 audits totaling $96,200 and $79,825, respectively. Fees also include services rendered by Marcum LLP for their reviews of the interim condensed financial statements included in the Company’s Form 10-Qs during the first three quarters of 2022 and 2021 totaling $66,000 and $58,500.

Audit-Related Fees

Audit-Related fees include services, including services related to the review of our registration statements, SEC comment letters and issuance of comfort letters by Marcum LLP, in 2022 and 2021, totaling $87,575 and $83,125.

Tax Fees

No tax fees were billed to us by Marcum for the years ended December 31, 2022 or 2021.

All Other Fees

No other fees were billed to us by Marcum for the years ended December 31, 2022 or 2021.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A:

		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022

4.1	Description of Securities	10-K	001-38365	10.31	March 31, 2023

4.2	Form of Class A Warrant issued on March 24, 2020	8-K	001-38365	4.1	March 25, 2020

4.3	Form of Class b Warrant issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

4.4	Form of Warrant issued on May 7, 2021	8-K	001-38365	4.1	May 10, 2021

4.5	Form of Pre-Funded Warrant issued on March 7, 2022	8-K/A	001-38365	4.1	March 9, 2022

4.6	Form of Warrant issued on March 7, 2022	8-K/A	001-38365	4.2	March 9, 2022

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.1.1#	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	10-Q	001-38365	10.24	August 14, 2020

10.1.2#	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020

10.2*	Master Consulting Services Agreement, dated November 4, 2014, between Eyenovia, Inc. and Private Medical Equity, Inc.	S-1	333-222162	10.10	December 19, 2017

10.3*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Tsontcho Ianchulev	8-K	001-38365	10.16	February 19, 2019

10.4*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo	8-K	001-38365	10.17	February 19, 2019

10.5*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Michael Rowe	8-K	001-38365	10.19	February 19, 2019

10.6	Form of Nondisclosure, Assignment of Inventions and Noncompetition Agreement	8-K	001-38365	10.21	February 19, 2019

10.7*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.14	August 14, 2019

10.8*	Form of Nonqualified Stock Option Agreement	S-8	333-233278	10.15	August 14, 2019

10.9	Registration Rights Agreement, dated March 23, 2020, between Eyenovia, Inc. and the investors named therein	8-K	001-38365	10.23	March 25, 2020

10.10	Promissory Note and Agreement dated May 3, 2020	8-K	001-38365	10.24	May 8, 2020

10.11*	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	8-K	001-38365	10.1	June 17, 2022

10.12*	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38365	10.14	June 14, 2018

10.13*	Form of Restricted Stock Award Agreement	8-K	001-38365	10.15	June 14, 2018

10.14#	License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

10.15#	License Agreement by and between Eyenovia, Inc. and Bausch Health Ireland Limited, dated October 9, 2020	8-K	001-38365	10.1	October 13, 2020

10.16*	First Amendment to Executive Employment Agreement, dated February 1, 2021, by and between the Company and Michael M. Rowe	8-K	001-38365	10.1	February 3, 2021

10.17#	Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated May 7, 2021	8-K	001-38365	10.1	May 10, 2021

10.18#	First Amendment to Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated September 29, 2021	10-Q	001-38365	10.3	November 12, 2021

10.19	Waiver Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated November 30, 2021	8-K	001-38365	10.1	December 3, 2021

10.20	Sales Agreement, by and between Eyenovia, Inc. and SVB Leerink LLC, dated December 14, 2021	S-3	333-261638	1.2	December 14, 2021

10.21	Securities Purchase Agreement by and between Eyenovia, Inc. and Armistice Capital Master Fund Ltd., dated March 3, 2022	8-K	001-38365	10.1	March 7, 2022

10.22	Director Compensation Policy	10-K	001-38365	10.22	March 30, 2022

10.23	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Tsontcho Ianchulev	10-K	001-38365	10.23	March 30, 2022

10.24	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and John Gandolfo	10-K	001-38365	10.24	March 30, 2022

10.25	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Michael Rowe	10-K	001-38365	10.25	March 30, 2022

10.26	Third Amendment to Loan and Security Agreement, dated as of May 6, 2022, by and between Eyenovia, Inc. and Silicon Valley Bank.	8-K	001-38365	10.1	May 15, 2022

10.27*#	Employment Agreement, dated July 26, 2022, by and between Eyenovia, Inc, and Michael Rowe	10-Q	001-38365	10.2	August 11, 2022

10.28*	Executive Chair Agreement, dated August 1, 2022, by and between, Eyenovia, Inc. and Tsontcho Ianchulev	10-Q	001-38365	10.3	August 11, 2022

10.29	Non-Employee Director Compensation Policy, as amended	10-Q	001-38365	10.1	November 14, 2022

10.30	Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.30	March 31, 2023

10.31	Supplement to the Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.31	March 31, 2023

10.32	Subscription Agreement, dated November 22, 2022, by and among Eyenovia, Inc., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.32	March 31, 2023

10.33	Employment Agreement, dated December 19, 2022, by and between Eyenovia, Inc. and Bren Kern	10-K	001-38365	10.33	March 31, 2023

10.34*	Form of Restricted Stock Unit Agreement	--	--	--	Filed herewith

23.1	Consent of Marcum LLP	10-K	001-38365	23.1	March 31, 2023

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	31.1	March 31, 2023

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	31.2	March 31, 2023

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	32.1	March 31, 2023

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	32.2	March 31, 2023

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2022 and 2021; (ii) Statements of Operations for the Years Ended December 31, 2022 and 2021; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021; (iv) Statements of Cash Flows for the Years Ended December 31, 2022 and 2021; and (v) Notes to Financial Statements	--	--	--	Filed herewith

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	--	--	--	Filed herewith

*       Management contract or other compensatory plan.

#       Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYENOVIA, INC.

Date: May 1, 2023	By:	/s/ Michael Rowe
Michael Rowe
Chief Executive Officer
(Principal Executive Officer)