Form 10-Q
period 2023-03-31
EYENOVIA, INC.
filed 2023-05-12
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER: 001-38365

EYENOVIA, INC.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	47-1178401
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

295 Madison Avenue, Suite 2400 NEW YORK, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 393-6684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	EYEN	Nasdaq Capital Market

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

The number of outstanding shares of the registrant’s common stock was 38,002,965 as of May 10, 2023.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2023	2022
	(unaudited)
Assets

Current Assets:
Cash and cash equivalents	$18,466,322	$22,863,520
Deferred clinical supply costs	3,352,645	2,284,931
License fee and expense reimbursements receivable	973,677	1,183,786
Security deposits, current	119,550	119,550
Prepaid expenses and other current assets	2,011,884	1,190,719

Total Current Assets	24,924,078	27,642,506

Property and equipment, net	2,152,861	1,295,115
Security deposits, non-current	80,874	80,874
Operating lease right-of-use asset	1,508,158	1,291,592
Equipment deposits	643,513	726,326

Total Assets	$29,309,484	$31,036,413

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,402,076	$1,428,283
Accrued compensation	637,189	1,747,191
Accrued expenses and other current liabilities	460,143	503,076
Operating lease liabilities - current portion	472,901	484,882
Notes payable - current portion, net of debt discount of $123,480 and $33,885 as of March 31, 2023 and December 31, 2022, respectively	1,218,963	174,448
Convertible notes payable - current portion, net of debt discount of $123,480 and $33,885 as of March 31, 2023 and December 31, 2022, respectively	709,853	174,448

Total Current Liabilities	4,901,125	4,512,328

Operating lease liabilities - non-current portion	1,133,948	907,644
Notes payable - non-current portion, net of debt discount of $648,889 and $813,229 as of March 31, 2023 and December 31, 2022, respectively	3,730,278	4,190,938
Convertible notes payable - non-current portion, net of debt discount of $648,889 and $813,229 as of March 31, 2023 and December 31, 2022, respectively	3,730,278	4,190,938

Total Liabilities	13,495,629	13,801,848

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 37,991,746 and 36,668,980 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3,799	3,667
Additional paid-in capital	139,779,885	135,461,361
Accumulated deficit	(123,969,829)	(118,230,463)
Total Stockholders’ Equity	15,813,855	17,234,565
Total Liabilities and Stockholders’ Equity	$29,309,484	$31,036,413

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Operating Expenses:
Research and development	$2,521,950	$3,712,584
General and administrative	2,936,886	3,474,965
Total Operating Expenses	5,458,836	7,187,549

Loss From Operations	(5,458,836)	(7,187,549)

Other Income (Expense):
Other income (expense), net	70,993	(7,073)
Interest expense	(454,003)	(145,237)
Interest income	102,480	194

Net Loss	$(5,739,366)	$(7,339,665)

Net Loss Per Share - Basic and Diluted	$(0.15)	$(0.24)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	37,410,587	30,008,194

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	36,668,980	$3,667	$135,461,361	$(118,230,463)	$17,234,565
Issuance of common stock in At the Market offering [1]	1,299,947	130	3,499,462	—	3,499,592
Cashless exercise of stock options	19,530	2	(2)	—	—
Stock-based compensation	—	—	819,064	—	819,064
Issuance of common stock related to vested restricted stock units	3,289	—	—	—	—
Net loss	—	—	—	(5,739,366)	(5,739,366)
Balance - March 31, 2023	37,991,746	$3,799	$139,779,885	$(123,969,829)	$15,813,855
[1]	Includes gross proceeds of $3,607,827 less total issuance costs of $108,235.

	For the Three Months Ended March 31, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	28,426,616	$2,844	$110,683,077	$(90,219,306)	$20,466,615
Issuance of common stock and warrants in registered direct offering [1]	3,000,000	300	14,897,608	—	14,897,908
Issuance of common stock in At the Market offering [2]	252,449	25	860,340	—	860,365
Stock-based compensation	—	—	908,987	—	908,987
Issuance of common stock related to vested restricted stock units	19,359	2	(2)	—	—
Net loss	—	—	—	(7,339,665)	(7,339,665)
Balance - March 31, 2022	31,698,424	$3,171	$127,350,010	$(97,558,971)	$29,794,210
[1]	Includes gross proceeds of $14,981,299 less total issuance costs of $83,391.
[2]	Includes gross proceeds of $886,974, less total issuance costs of $26,609.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(5,739,366)	$(7,339,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	819,064	908,987
Depreciation of property and equipment	63,119	75,432
Amortization of debt discount	149,490	26,215
Amortization of operating lease right-of-use asset	133,907	89,718
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(212,025)	(907,774)
License fee and expense reimbursements receivables	210,109	440,756
Deferred clinical supply costs	(1,067,714)	-
Accounts payable	(26,207)	(79,340)
Accrued compensation	(1,110,002)	(868,224)
Accrued expenses and other current liabilities	(42,933)	(441,012)
Lease liabilities	(136,150)	(89,492)
Net Cash Used In Operating Activities	(6,958,708)	(8,184,399)

Cash Flows From Investing Activities
Purchases of property and equipment	(920,865)	(174,567)
Vendor deposits for property and equipment	82,813	(33,095)
Net Cash Used In Investing Activities	(838,052)	(207,662)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in direct offering [1]	—	14,981,299
Proceeds from sale of common stock in At the Market offering [2]	3,607,827	860,365
Payment of issuance costs for At the Market offering [3]	(108,235)	—
Repayments of notes payable	(100,030)	(111,793)
Payment of offering issuance costs	—	(83,391)
Net Cash Provided By Financing Activities	3,399,562	15,646,480
Net (Decrease) Increase in Cash and Cash Equivalents	(4,397,198)	7,254,419
Cash, cash equivalents and restricted cash - Beginning of Period	22,863,520	27,336,850
Cash, cash equivalents and restricted cash - End of Period	$18,466,322	$34,591,269
[1]	Includes gross proceeds of $14,981,299, of which $5,741,299 is pre-funded warrants.
[2]	Includes gross proceeds of $886,974, less total issuance costs of $26,609.

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	18,466,322	$26,716,269
Restricted cash	—	7,875,000
	$18,466,322	$34,591,269
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$304,512	$95,585

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance premium financed by note payable	$609,140	$675,331
Recognition of right-of-use asset for lease liability upon adoption of ASU 2016-02	$—	$618,906
Right-of-use assets obtained in exchange for lease liabilities	$350,473	$79,181
Cashless exercise of stock options	$2	$—
Issuance of common stock related to vested restricted stock units	$—	$2

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is an ophthalmic technology company developing the Optejet® delivery system for use both in combination with its own drug-device therapeutic programs in mydriasis (pupil dilation), presbyopia and pediatric progressive myopia as well as out-licensing for additional indications. The Company’s investigational products are classified by the Food and Drug Administration (“FDA”) as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research, or CDER, is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA and CDER for premarket review and approval under new drug applications, or NDAs.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2023 and for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, as amended by Amendment No. 1, filed with the SEC on May 1, 2023.

Note 2 – Going Concern and Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Going Concern

As of March 31, 2023, the Company had unrestricted cash and cash equivalents in the aggregate amount of approximately $18.5 million. For the three months ended March 31, 2023 and 2022, the Company incurred net losses of approximately $5.7 million and $7.3 million, respectively, and used cash in operations of approximately $7.0 million and $8.2 million, respectively. The Company does not have recurring revenue, has not yet achieved profitability and may not become profitable. The Company expects to continue to incur cash outflows from operations. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement the Company’s product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and/or take additional measures to reduce costs in order to conserve its cash.

Reclassifications

Certain prior period balances have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Cash, Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.As of March 31, 2023, the Company had Treasury bills with original maturity dates of three months or less in the amount of $15,910,834.

The Company has cash deposits in a financial institution that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of March 31, 2023 and December 31, 2022, the Company had cash balances in excess of FDIC insurance limits of $2,055,488 and $22,613,520, respectively.

On March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation, or FDIC, was appointed as receiver. The Company has deposit accounts at SVB. The standard deposit insurance amount is up to $250,000 per depositor, per insured bank, for each account ownership category. As of the date of filing, the Company had approximately $305,000 in a deposit account at SVB.

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended
	March 31,
	2023	2022
Numerator:
Net loss	$(5,739,366)	$(7,339,665)
Net loss attributable to common stockholders	$(5,739,366)	$(7,339,665)

Denominator (weighted average quantities):
Common shares issued	37,380,976	28,032,758
Add: Prefunded warrants	—	1,870,130
Add: Undelivered vested restricted shares	29,611	105,306
Denominator for basic and diluted net loss per share	37,410,587	30,008,194

Basic and diluted net loss per common share	$(0.15)	$(0.24)

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	March 31,
	2023	2022
Options	5,460,099	4,774,473
Warrants	6,087,845	7,957,975
Restricted stock units	150,578	115,329
Total potentially dilutive shares	11,698,522	12,847,777

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Clinical Supply Arrangements

Bausch + Lomb, Inc. (“B+L”) and Arctic Vision (Hong Kong) Limited (“Arctic Vision”) have contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. The Company’s licensing agreements with B+L and Arctic Vision represent collaborative arrangements and they are not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) to report the net income from the clinical supply arrangements as other income.

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326)” and also issued subsequent amendments to the initial guidance under ASU 2018-19, ASU 2019-04 and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This replaces the existing incurred loss model with an expected loss model and requires the use of forward-looking information to calculate credit loss estimates. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20)” and “Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, to clarify the accounting for certain financial instruments with characteristics of liabilities and equity. The amendments in this update reduce the number of accounting models for convertible debt instruments and convertible preferred stock by removing the cash conversion model and the beneficial conversion feature model. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in-capital. In addition, ASU 2020-06 improves disclosure requirements for convertible instruments and earnings-per-share guidance. ASU 2020-06 also revises the derivative scope exception guidance to reduce form-over-substance-based accounting conclusions driven by remote contingent events. The amendments in this update are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2020-06 effective January 1, 2023 which eliminates the need to assess whether a beneficial conversion feature needs to be recognized upon the issuance of new convertible instruments. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Prepaid Expenses and Other Current Assets

As of March 31, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2023	2022
Prepaid insurance expenses	$803,486	$201,082
Payroll tax receivable	645,566	660,891
Prepaid general and administrative expenses	176,935	87,982
Prepaid conference expenses	132,026	97,743
Prepaid board of directors fees	106,250	—
Prepaid patent expenses	61,569	38,796
Prepaid rent and security deposit	18,750	74,959
Prepaid research and development expenses	13,006	2,521
Other	54,296	26,745
Total prepaid expenses and other current assets	$2,011,884	$1,190,719

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Accrued Compensation

As of March 31, 2023 and December 31, 2022, accrued compensation consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued bonus expenses	$330,500	$1,447,643
Accrued payroll expenses	306,689	299,548
Total accrued compensation	$637,189	$1,747,191

Note 5 – Accrued Expenses and Other Current Liabilities

As of March 31, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022
Accrued consulting and professional services	$325,886	$320,000
Accrued research and development expenses	59,090	35,524
Other	24,537	4,385
Credit card payable	22,286	50,639
Accrued travel and entertainment expenses	15,244	—
Accrued franchise tax	13,100	—
Accrued leasehold improvements	—	92,528
Total accrued expenses and other current liabilities	$460,143	$503,076

Note 6 – Notes Payable

As of March 31, 2023 and December 31, 2022, notes payable consisted of the following:

	March 31, 2023			December 31, 2022
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
D&O insurance policy loan	$509,110	$—	$509,110	$—	$—	$—
Avenue - Note payable	5,212,500	(772,369)	4,440,131	5,212,500	(847,114)	4,365,386
Avenue - Convertible note payable	5,212,500	(772,369)	4,440,131	5,212,500	(847,114)	4,365,386
Total	10,934,110	(1,544,738)	9,389,372	10,425,000	(1,694,228)	8,730,772
Current portion
D&O insurance policy loan	509,110	—	509,110	—	—	—
Avenue - Note payable	833,333	(123,480)	709,853	208,333	(33,885)	174,448
Avenue - Convertible note payable	833,333	(123,480)	709,853	208,333	(33,885)	174,448
Notes Payable, Current	2,175,776	(246,960)	1,928,816	416,666	(67,770)	348,896

Notes Payable, Non-Current	$8,758,334	$(1,297,778)	$7,460,556	$10,008,334	$(1,626,458)	$8,381,876

On February 24, 2023, the Company issued a note payable in the amount of $609,140 for the purchase of a directors and officers’ liability insurance policy (the “D&O Loan”). The note accrues interest at a rate of 7.11% per year and matures on August 24, 2023. The D&O Loan is payable in six monthly payments of $103,639 consisting of principal and interest. During the three months ended March 31, 2023, the Company repaid $100,030 of principal owed on the D&O Loan.

During the three months ended March 31, 2023, the Company recorded interest expense of $454,003, of which $450,394 is related to the Loan and Security Agreement with Avenue Capital Management II, L.P. (“Avenue”) and related entities, (including amortization of

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

debt discount of $149,490) and $3,609 is related to the D&O Loan. During the three months ended March 31, 2022, the Company recorded interest expense of $145,237, of which $143,403 was related to a fully repaid loan and $1,834 was related to the D&O Loan.

Note 7 – Commitments and Contingencies

Operating Leases

In February 2023, the Company exercised its options to renew its three leases in Redwood City, California, for a total of approximately 6,700 square feet. The leases were due to expire on August 31, 2023. The leases were extended from September 1, 2023 to August 31, 2025.

A summary of the Company’s right-of-use assets and liabilities is as follows:

For the Three Months Ended
March 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$136,150

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$350,473

Weighted Average Remaining Lease Term (Years)
Operating leases	3.50 years

Weighted Average Discount Rate
Operating leases	10.0%

Future minimum payments under all of the Company’s operating lease agreements are as follows:

For the Year Ending December 31,	Minimum Lease Payments
2023	$482,350
2024	480,984
2025	429,992
2026	308,839
2027	214,619
Total future minimum lease payments	1,916,784
Less: amount representing imputed interest	(309,935)
Present value of lease liabilities	1,606,849
Less: current portion	(472,901)
Lease liabilities, non current portion	$1,133,948

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Stockholders’ Equity

At-The-Market Offering

During the three months ended March 31, 2023, the Company received approximately $3.5 million in net proceeds from the sale of 1,299,947 shares of its common stock pursuant to its Sales Agreement with SVB Securities LLC (“SVB Securities”) in an ”at-the-market” offering.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended March 31, 2023 and 2022, the Company recorded expense of $819,064 ($375,130 of which was included within research and development expenses and $443,934 was included within general and administrative expenses on the statements of operations) and $908,987 ($501,181 of which was included within research and development expenses and $407,806 was included within general and administrative expenses on the statements of operations), respectively.

Restricted Stock Units

A summary of RSU activity during the three months ended March 31, 2023 is presented below:

		Weighted
		Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2023	172,800	$1.80
Granted	—	—
Vested	—	—
Forfeited	(22,222)	1.80
RSUs non-vested March 31, 2023	150,578	$1.80

Vested RSUs undelivered March 31, 2023	29,611	$3.68

To date, RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is to defer settlement of such RSUs until the termination of such director’s service on the Company’s board of directors. On February 28, 2023, the Company delivered 3,289 shares of common stock in respect of RSUs upon the resignation of a director.

As of March 31, 2023, there was $62,079 of unrecognized stock-based compensation expense related to RSUs that will be recognized over a weighted average period of 0.3 years.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2023	2022
Expected term (years)	5.85 - 10.00	0.58 - 10.00
Risk free interest rate	3.60% - 4.18%	0.76% - 1.98%
Expected volatility	82% - 83%	82% - 90%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three months ended March 31, 2023 and 2022 was approximately $1.61 and $2.28 per share, respectively. On January 25, 2023, the Company issued 19,530 shares of common stock pursuant to the cashless exercise of 73,334 stock options.

A summary of the option activity during the three months ended March 31, 2023 is presented below:

		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding as of January 1, 2023	5,380,553	$3.55
Granted	441,235	2.22
Exercised	(73,334)	1.56
Forfeited	(288,355)	3.68
Outstanding as of March 31, 2023	5,460,099	$3.52	7.2	$4,358,468

Exercisable as of March 31, 2023	3,933,774	$3.78	6.3	$2,398,462

The following table presents information related to stock options as of March 31, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.00 - $1.99	1,487,183	3.6	754,302
$2.00 - $2.99	1,360,358	7.2	938,202
$3.00 - $3.99	1,056,008	6.9	944,246
$4.00 - $4.99	364,581	8.3	220,684
$5.00 - $5.99	84,137	6.1	83,972
$6.00 - $6.99	942,914	6.7	827,450
$7.00+	164,918	5.0	164,918
	5,460,099	6.3	3,933,774

As of March 31, 2023, there was $3,228,544 of unrecognized stock-based compensation expense related to stock options that will be recognized over a weighted average period of 1.6 years.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2023 and 2022, the Company’s Board of Directors approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended March 31, 2023 and 2022, the Company recorded expense of $78,969 and $86,099, respectively, associated with its matching contributions, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the“SEC”) on March 31, 2023, as amended by Amendment No. 1, as filed with the SEC on May 1, 2023.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, and as amended by Amendment No. 1, as filed with the SEC on May 1, 2023, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this Quaterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Recent Development - FDA Approval of Mydcombi™

We received notification from the FDA on May 5, 2023 that its NDA for the Mydcombi™ product was approved. It is the only FDA-approved fixed combination of the two leading mydriatic agents in the United States. As an ophthalmic spray, Mydcombi may present a number of benefits for the optometric and ophthalmic offices as well as patients.  Those benefits may include better tolerability, more efficient use of office time and resources, and an overall improved doctor-patient experience. The Company is preparing to commercialize the product starting with a targeted launch and expanding in 2024 when internal manufacturing capabilities are expected to come on-line.

Overview

We are an ophthalmic technology company developing the Optejet® delivery system for use both in combination with our own drug-device therapeutic programs as well as out-licensing for additional indications. Our aim is to improve the delivery of topical ophthalmic medication through ergonomic design that facilitates ease-of-use, delivery of more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes.

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

Our drug-device product line includes Mydcombi™ (tropicamide and phenylephrine HCL ophthalmic spray) and therapeutic programs MicroPine (atropine ophthalmic spray) and MicroLine (pilocarpine ophthalmic spray). MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our IND to initiate the CHAPERONE study to reduce the progression of myopia in children. The first patient was enrolled in the CHAPERONE study in June 2019.

On October 9, 2020, we entered into the Bausch License Agreement with B+L, pursuant to which B+L may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. B+L also will pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, B+L assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study.

We have also successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, and the construction of our own fill and finish facility in Redwood City, California. As of the date of filing, we are up-to-date supplying clinical product for the CHAPERONE and VISION Studies.

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

Mydcombi™ is our fixed combination formulation of tropicamide-phenylephrine for inducing mydriasis for diagnostic procedures and in conditions where short term pupil dilation is desired.  Mydcombi is a novel approach for the over 106 million office-based comprehensive and diabetic eye exams performed every year in the United States. As the only FDA-approved fixed combination of the two leading mydriatic agents in the United States and as an ophthalmic spray, Mydcombi may present a number of benefits for the optometric and ophthalmic offices as well as patients.  Those benefits may include better tolerability, more efficient use of office time and resources, and an overall improved doctor-patient experience. As noted above in Recent Development, we received FDA approval on May 5, 2023, and are preparing to commercialize the product starting with a targeted launch and expanding in 2024 when we expect our internal manufacturing capabilities to come on-line.

On August 10, 2020, we entered into the Arctic Vision License Agreement with Arctic Vision, which was amended on September 14, 2021, pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $39.7 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from Eyenovia or, for such products not supplied by Eyenovia, pay a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to an exclusive license agreement with Senju dated March 8, 2015, as amended (the “Senju License Agreement”).

We are in active discussions with manufacturers of existing and late-stage ophthalmic medications to explore whether development with the Optejet technology can solve unmet medical and business needs. Some of those business needs could include extension of exclusivity under the Optejet patents, improvement in a drug’s tolerability profile, or potential improvement in treatment compliance.

Historically, we have financed our operations principally through equity offerings. We have also generated cash through licensing arrangements and our credit facilities with SVB and Avenue. However, based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements are issued. Our ability to continue as a going concern depends on our ability to complete additional licensing or business development transactions or raise additional capital through the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and/or take additional measures to reduce costs.

Our net losses were $5.7 million and $7.3 million for the three months ended March 31, 2023 and 2022. As of March 31, 2023, we had working capital and an accumulated deficit of approximately $20.0 million and $124.0 million, respectively.

Financial Overview

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

Results of Operations

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Research and Development Expenses

	For the Three Months Ended March 31,
	2023	2022
Personnel-related expenses	$1,614,852	$1,566,056
Direct clinical and non-clinical expenses	138,043	1,127,486
Non-cash stock-based compensation expenses	375,130	501,181
Facilities expenses	227,047	230,188
Supplies and materials	47,087	183,541
Other expenses	119,791	104,132
Total research and development expenses	$2,521,950	$3,712,584

Research and development expenses for the three months ended March 31, 2023 totaled approximately $2.5 million, a decrease of $1.2 million, or 32.1%, as compared to $3.7 million recorded for the three months ended March 31, 2022. The decrease in direct clinical and non-clinical expenses primarily resulted from the sharp decrease in clinical study expenses based on the VISION 2 Study being concluded in 2022. The decrease in non-cash stock-based compensation expenses primarily resulted from a change in the allocation percentages of a grant from research and development to general and administrative expense. The decrease in costs related to supplies and materials primarily resulted from the decline in clinical activity and the increase in deferred clinical supplies was due to greater demand from Arctic Vision and B+L for those supplies.

General and Administrative Expenses

	For the Three Months Ended March 31,
	2023	2022
Salaries and benefits	$1,021,951	$1,028,782
Professional fees	613,035	1,206,849
Stock-based compensation	443,934	407,806
Insurance expense	256,736	251,219
Sales and marketing	195,620	179,309
Facilities expense	121,419	106,031
Director fees and expense	97,500	85,833
Other	186,691	209,136
	$2,936,886	$3,474,965

General and administrative expense for the three months ended March 31, 2023 totaled $2.9 million, a decrease of $0.5 million, or 15.5%, as compared to $3.5 million recorded for the three months ended March 31, 2022. The decrease was primarily attributable to legal and professional recruiting expenses associated with the addition of new directors in 2022 that were not recurring during this quarter. The increase in non-cash stock-based compensation expenses primarily resulted from a change in the allocation percentages of a grant from research and development to general and administrative expense.

Liquidity and Capital Resources; Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$18,466,322	$22,863,520

Working capital	$20,022,953	$23,130,178

Notes payable (gross)	$10,934,110	$10,425,000

Since inception, we have experienced negative cash flows from operations. As of March 31, 2023, our accumulated deficit since inception was $124.0 million.

As of March 31, 2023, we had a cash and cash equivalents balance of $18.5 million, working capital of $20.0 million and stockholders’ equity of $15.8 million. As of March 31, 2023 and December 31, 2022, we had $10.9 million and $10.4 million, respectively, of debt outstanding.

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

During the three months ended March 31, 2023 and 2022, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2023 was $7.0 million, which includes cash used to fund a net loss of $5.7 million, reduced by $1.2 million of non-cash expenses, and $2.4 million of cash used to fund changes in the balances of operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2022 was $8.2 million, which includes cash used to fund a net loss of $7.3 million, reduced by $1.1 million of non-cash expenses, and $1.9 million of cash to fund changes in the balances of operating assets and liabilities.

Cash used in investing activities for the three months ended March 31, 2023 was $0.8 million, which was related to vendor deposits, leasehold improvement expenditures for new leases and the purchase of property and equipment. Cash used in investing activities for the three months ended March 31, 2022 was $0.2 million, which was related to vendor deposits, leasehold improvement expenditures and the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2023 totaled $3.4 million, which was attributable to aggregate proceeds received pursuant to the Sales Agreement with SVB Securities in an  “at-the-market” offering. Net cash provided by financing activities for the three months ended March 31, 2022 totaled $15.6 million, which was primarily attributable to aggregate proceeds received from our “at-the-market” offering facility and our March 2022 offering, in which we sold (i) 3,000,000 shares of common stock, (ii) pre-funded warrants to purchase an aggregate of 1,870,130 shares of common stock and (iii) warrants to purchase an aggregate of 4,870,130 shares of common stock. The aggregate gross proceeds to us from the March 2022 offering were approximately $15 million, excluding the proceeds, if any, from the exercise of the warrants.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay: (a) $2.5 million to settle our March 31, 2023 accounts payable, accrued expenses and other current liabilities; (b) $0.5 million relating to our non-cancelable operating lease commitments; and (c) $2.2 million of payments due under our notes payable.

After twelve months, we have commitments to pay an additional $1.1 million relating to our non-cancelable operating lease commitments and notes payable in the amount of $8.8 million.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, including critical accounting estimates, see Item 7 – Critical Accounting Policies in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2023, as amended by Amendment No. 1, as filed with the SEC on May 1, 2023.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures, must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the first quarter of 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023, as amended by Amendment No. 1, as filed with the SEC on May 1, 2023.

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

EYENOVIA, INC.

Date: May 12, 2023	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)