Form 10-Q
period 2023-06-30
EYENOVIA, INC.
filed 2023-08-11
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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

The number of outstanding shares of the registrant’s common stock was 38,211,808 as of August 8, 2023.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2023	2022
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$17,468,088	$22,863,520
Deferred clinical supply costs	3,578,326	2,284,931
License fee and expense reimbursements receivable	429,006	1,183,786
Security deposits, current	—	119,550
Prepaid expenses and other current assets	1,801,373	1,190,719
Total Current Assets	23,276,793	27,642,506

Property and equipment, net	3,698,421	1,295,115
Security deposits, non-current	198,674	80,874
Operating lease right-of-use asset	1,915,061	1,291,592
Equipment deposits	257,950	726,326
Total Assets	$29,346,899	$31,036,413

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,312,749	$1,428,283
Accrued compensation	1,013,118	1,747,191
Accrued expenses and other current liabilities	363,431	503,076
Operating lease liabilities - current portion	427,749	484,882
Notes payable - current portion, net of debt discount of $91,621 and $33,885 as of June 30, 2023 and December 31, 2022, respectively	947,163	174,448
Convertible notes payable - current portion, net of dedt discount of $0 and $33,885 as of June 30, 2023 and December 31, 2022, respectively	—	174,448
Total Current Liabilities	4,064,210	4,512,328

Operating lease liabilities - non-current portion	1,584,218	907,644
Notes payable - non-current portion, net of debt discount of $1,120,372 and $813,229 as of June 30, 2023 and December 31, 2022, respectively	8,683,794	4,190,938
Convertible notes payable - non-current portion, net of debt discount of $507,270 and $813,229 as of June 30, 2023 and December 31, 2022, respectively	4,492,730	4,190,938
Total Liabilities	18,824,952	13,801,848

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 38,169,398 and 36,668,980 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3,817	3,667
Additional paid-in capital	140,703,819	135,461,361
Accumulated deficit	(130,185,689)	(118,230,463)
Total Stockholders’ Equity	10,521,947	17,234,565
Total Liabilities and Stockholders’ Equity	$29,346,899	$31,036,413

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating Expenses:
Research and development	$2,811,061	$3,586,866	$5,333,011	$7,299,450
General and administrative	3,149,809	3,534,590	6,086,695	7,009,555
Total Operating Expenses	5,960,870	7,121,456	11,419,706	14,309,005
Loss From Operations	(5,960,870)	(7,121,456)	(11,419,706)	(14,309,005)

Other Income (Expense):
Other income, net	119,450	33,376	190,443	26,303
Interest expense	(558,003)	(153,436)	(1,012,006)	(298,673)
Interest income	183,563	2,416	286,043	2,610
Net Loss	$(6,215,860)	$(7,239,100)	$(11,955,226)	$(14,578,765)

Net Loss Per Share - Basic and Diluted	$(0.16)	$(0.22)	$(0.32)	$(0.46)

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	38,093,826	33,644,867	37,753,694	31,836,582

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three and Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	36,668,980	$3,667	$135,461,361	$(118,230,463)	$17,234,565
Issuance of common stock in At the Market offering [1]	1,299,947	130	3,499,462	—	3,499,592
Cashless exercise of stock options	19,530	2	(2)	—	—
Stock-based compensation	—	—	819,064	—	819,064
Issuance of common stock related to vested restricted stock units	3,289	—	—	—	—
Net loss	—	—	—	(5,739,366)	(5,739,366)
Balance - March 31, 2023	37,991,746	$3,799	$139,779,885	$(123,969,829)	$15,813,855
Issuance of common stock in At the Market offering [2]	121,989	13	403,107	—	403,120
Cashless exercise of stock options	1,219	—	—	—	—
Exercise of stock options	10,000	1	27,199	—	27,200
Stock-based compensation	—	—	493,632	—	493,632
Issuance of common stock related to vested restricted stock units	44,444	4	(4)	—	—
Net loss	—	—	—	(6,215,860)	(6,215,860)
Balance - June 30, 2023	38,169,398	$3,817	$140,703,819	$(130,185,689)	$10,521,947
[1]	Includes gross proceeds of $3,607,827 less total issuance costs of $108,235.
[2]	Includes gross proceeds of $415,588 less total issuance costs of $12,468.

	For the Three and Six Months Ended June 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	28,426,616	$2,844	$110,683,077	$(90,219,306)	$20,466,615
Issuance of common stock and warrants in registered direct offering [1]	3,000,000	300	14,897,608	—	14,897,908
Issuance of common stock in At the Market offering [2]	252,449	25	860,340	—	860,365
Stock-based compensation	—	—	908,987	—	908,987
Issuance of common stock related to vested restricted stock units	19,359	2	(2)	—	—
Net loss	—	—	—	(7,339,665)	(7,339,665)
Balance -March 31, 2022	31,698,424	$3,171	$127,350,010	$(97,558,971)	$29,794,210
Exercise of stock warrants	1,870,130	187	18,514	—	18,701
Stock-based compensation	—	—	1,036,926	—	1,036,926
Issuance of common stock related to vested restricted stock units	54,499	5	(5)	—	—
Net loss	—	—	—	(7,239,100)	(7,239,100)
Balance - June 30, 2022	33,623,053	$3,363	$128,405,445	$(104,798,071)	$23,610,737
[1]	Includes gross proceeds of $14,981,299 less total issuance costs of $83,391.
[2]	Includes gross proceeds of $886,974, less total issuance costs of $26,609.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(11,955,226)	$(14,578,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,312,696	1,945,913
Depreciation of property and equipment	187,267	145,901
Amortization of debt discount	313,446	52,431
Non-cash rent expense	280,968	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,514)	(461,761)
License fee and expense reimbursements receivables	754,780	1,095,831
Deferred clinical supply costs	(1,293,395)	(1,538,380)
Security and equipment deposits	1,750	(68,868)
Accounts payable	(115,534)	1,072,690
Accrued compensation	(734,073)	(529,534)
Accrued expenses and other current liabilities	(139,645)	(21,417)
Lease liabilities	(284,996)	2,356
Net Cash Used In Operating Activities	(11,673,476)	(12,883,603)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,122,197)	(281,342)
Vendor deposits for property and equipment	—	(118,298)
Net Cash Used In Investing Activities	(2,122,197)	(399,640)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in direct offering [1]	—	14,981,299
Payment of offering issuance costs	—	(83,391)
Proceeds from sale of common stock in At the Market offering	4,023,414	886,974
Payment of issuance costs for At the Market offering	(120,702)	(26,609)
Proceeds from exercise of stock options	27,200	18,701
Proceeds from note payable to Avenue	5,000,000	—
Payment of issuance costs for notes issued to Avenue	(125,982)	—
Repayments of notes payable	(403,689)	(448,999)
Net Cash Provided By Financing Activities	8,400,241	15,327,975
Net (Decrease) Increase in Cash and Cash Equivalents	(5,395,432)	2,044,732
Cash, cash equivalents and restricted cash - Beginning of Period	22,863,520	27,336,850
Cash, cash equivalents and restricted cash - End of Period	$17,468,088	$29,381,582

Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$17,468,088	$21,506,582
Restricted cash	—	7,875,000
	$17,468,088	$29,381,582
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$699,116	$199,367

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$609,140	$675,331
Right-of-use assets and lease liabilities recognized upon lease renewal	$904,437	$—
Vendor deposits applied to purchases of property and equipment	$468,376	$—
Original issue discount on notes payable	$212,500	$—
Cashless exercise of stock options	$2	$—
Issuance of common stock related to vested restricted stock units	$4	$7

[1] Includes gross proceeds of $14,981,299, of which $5,741,299 is pre-funded warrants.

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022. The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, as amended by Amendment No. 1, filed with the SEC on May 1, 2023.

Note 2 – Going Concern and Summary of Significant Accounting Policies

Since the date of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Going Concern

As of June 30, 2023, the Company had cash and cash equivalents in the aggregate amount of approximately $17.5 million. For the six months ended June 30, 2023 and 2022, the Company incurred net losses of approximately $12.0 million and $14.6 million, respectively, and used cash in operations of approximately $11.7 million and $12.9 million, respectively. The Company does not have recurring revenue, has not yet achieved profitability and may never become profitable. The Company expects to continue to incur cash outflows from operations. Research and development and general and administrative expenses will continue to be incurred by the Company and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital through licensing transactions, the sale of additional equity or debt securities, or otherwise, to support its future operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. If the Company is unable to secure additional capital, it may be required to curtail its research and development initiatives and/or take additional measures to reduce general and administrative and sales and marketing costs in order to conserve its cash.

Reclassifications

Certain prior period amounts presented on the Company’s financial statements have been reclassified in order to conform to current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.As of June 30, 2023, the Company had Treasury bills with original maturity dates of three months or less in the amount of $4,493,766.

The Company has cash deposits in a financial institution that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of June 30, 2023 and December 31, 2022, the Company had cash balances in excess of FDIC insurance limits of $12,474,323 and $22,613,520, respectively.

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(6,215,860)	$(7,239,100)	$(11,955,226)	$(14,578,765)

Denominator (weighted average quantities):
Common shares issued	38,064,215	31,669,431	37,724,083	31,089,811
Add: Prefunded warrants	—	1,870,130	—	671,594
Add: Undelivered vested restricted shares	29,611	105,306	29,611	75,177
Denominator for basic and diluted net loss per share	38,093,826	33,644,867	37,753,694	31,836,582

Basic and diluted net loss per common share	$(0.16)	$(0.22)	$(0.32)	$(0.46)

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	June 30,
	2023	2022
Options	5,185,078	4,926,750
Warrants	6,087,845	6,087,845
Convertible notes	2,327,747	—
Restricted stock units	86,205	111,110
Total potentially dilutive shares	13,686,875	11,125,705

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Clinical Supply Arrangements

Bausch + Lomb, Inc. (“B+L”) and Arctic Vision (Hong Kong) Limited (“Arctic Vision”) have contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. The Company’s licensing agreements with Bausch + Lomb and Arctic Vision represent collaborative arrangements and they are not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) to report the net income from the clinical supply arrangements as other income.

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

Note 3 – Prepaid Expenses and Other Current Assets

As of June 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2023	2022
Payroll tax receivable	$645,566	$660,891
Prepaid insurance expenses	600,607	201,082
Prepaid general and administrative expenses	310,701	87,982
Prepaid research and development expenses	83,192	2,521
Prepaid patent expenses	73,157	38,796
Prepaid conference expenses	69,400	97,743
Prepaid rent and security deposit	18,750	74,959
Other	—	26,745
Total prepaid expenses and other current assets	$1,801,373	$1,190,719

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Accrued Compensation

As of June 30, 2023 and December 31, 2022, accrued compensation consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued bonus expenses	$695,450	$1,447,643
Accrued payroll expenses	317,668	299,548
Total accrued compensation	$1,013,118	$1,747,191

Note 5 – Accrued Expenses and Other Current Liabilities

As of June 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022
Accrued consulting and professional services	$142,915	$320,000
Accrued research and development expenses	117,983	35,524
Accrued leasehold improvements	—	92,528
Credit card payable	58,549	50,639
Accrued franchise tax	26,201	—
Accrued travel and entertainment expenses	13,784	—
Other	3,999	4,385
Total accrued expenses and other current liabilities	$363,431	$503,076

Note 6 – Notes Payable

As of June 30, 2023 and December 31, 2022, notes payable consisted of the following:

	June 30, 2023			December 31, 2022
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current portion:
D&O insurance policy loan	$205,451	$—	$205,451	$—	$—	$—
Avenue - Note payable	833,333	(91,621)	741,712	208,333	(33,885)	174,448
Avenue - Convertible note payable	—	—	—	208,333	(33,885)	174,448
Total current portion	$1,038,784	$(91,621)	$947,163	$416,666	$(67,770)	$348,896

Non-Current portion:
Avenue - Note payable	9,804,166	(1,120,372)	8,683,794	5,004,167	(813,229)	4,190,938
Avenue - Convertible note payable	5,000,000	(507,270)	4,492,730	5,004,167	(813,229)	4,190,938
Total non-current portion	$14,804,166	$(1,627,642)	$13,176,524	$10,008,334	$(1,626,458)	$8,381,876

On February 24, 2023, the Company issued a note payable in the amount of $609,140 for the purchase of a directors and officers’ liability insurance policy (the “D&O Loan”). The note accrues interest at a rate of 7.11% per year and matures on August 24, 2023. The D&O Loan is payable in six monthly payments of $103,639 consisting of principal and interest. During the six months ended June 30, 2023, the Company repaid $403,689 of principal owed on the D&O Loan.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On May 22, 2023, pursuant to the Company’s Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., and related entities (“Avenue”), the Company received an additional tranche of non-convertible debt funding in the gross amount of $5,000,000. The Company paid approximately $126,000 of origination and legal fees connected to this debt funding. The additional funding was made under the provisions of the Loan and Security Agreement, bearing interest at an annual rate equal to the greater of (A) 7.0% and (B) the prime rate as reported in The Wall Street Journal plus 4.45%. The entire outstanding balance due under the Loan and Security Agreement has a maturity date of November 1, 2025. The additional funding triggered the extension of the interest-only period from the original 12 months to 18 months (through May 2024) for the entire outstanding balance due under the Loan and Security Agreement (initial and additional tranches). Following the interest-only period, the Company will make equal monthly payments of principal until the maturity date, plus interest.

During the three months ended June 30, 2023, the Company recorded interest expense of $558,003, of which $550,746 was related to the Loan and Security Agreement with Avenue Capital Management II, L.P. (“Avenue”) and related entities, (including amortization of debt discount of $163,956) and $7,257 was related to the D&O Loan. During the six months ended June 30, 2023, the Company recorded interest expense of $1,012,006, of which $1,001,140 was related to the Loan and Security Agreement (including amortization of debt discount of $313,446) and $10,866 was related to the D&O Loan.

Note 7 – Commitments and Contingencies

Operating Leases

In June 2023, the Company entered into an extension agreement to renew its lease for approximately 3,800 square feet of office space in New York, NY. The lease was due to expire on October 31, 2023. The lease was extended from November 1, 2023 to December 31, 2026.

In February 2023, the Company exercised its options to renew its three leases in Redwood City, California, for a total of approximately 6,700 square feet. The leases were due to expire on August 31, 2023. The leases were extended from September 1, 2023 to August 31, 2025.

A summary of the Company’s right-of-use assets and liabilities as follows:

For the Six Months Ended
June 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$284,996

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$904,437

Weighted Average Remaining Lease Term (Years)
Operating leases	3.5 years

Weighted Average Discount Rate
Operating leases	10.0%

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Future minimum payments under all of the Company’s operating lease agreements are as follows:

For the Year Ending December 31,	Minimum Lease Payments
2023	$445,025
2024	660,923
2025	675,400
2026	560,996
2027	214,619
Total future minimum lease payments	2,556,963
Less: amount representing imputed interest	(544,996)
Present value of lease liabilities	2,011,967
Less: current portion	(427,749)
Lease liabilities, non current portion	$1,584,218

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 8 – Stockholders’ Equity

Equity Incentive Plan

On June 27, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan, reserving an additional 1,000,000 shares of common stock for further issuance under such plan.

At-The-Market Offering

During the six months ended June 30, 2023, the Company received approximately $3.9 million in net proceeds from the sale of 1,421,936 shares of its common stock pursuant to its Sales Agreement with SVB Securities LLC (“SVB Securities”) in an ”at-the-market” offering (the “At-the-Market Offering Program”).

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended June 30, 2023 and 2022, the Company recorded expense of $493,632 ($36,197 of which was included within research and development expenses and $457,435 was included within general and administrative expenses on the statements of operations) and $1,036,926 ($516,669 of which was included within research and development expenses and $520,257 was included within general and administrative expenses on the statements of operations), respectively. For the six months ended June 30, 2023 and 2022, the Company recorded expense of $1,312,696 ($411,327 of which was included within research and development expenses and $901,369 was included within general and administrative expenses on the statements of operations) and $1,945,913 ($1,017,850 of which was included within research and development expenses and $928,063 was included within general and administrative expenses on the statements of operations), respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

A summary of RSU activity during the six months ended June 30, 2023 is presented below:

		Weighted
		Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2023	172,800	$1.80
Granted	86,205	2.32
Vested	(150,578)	1.80
Forfeited	(22,222)	1.80
RSUs non-vested June 30, 2023	86,205	$2.32

Vested RSUs undelivered June 30, 2023	29,611	$3.68

To date, RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is to defer settlement of such RSUs until the termination of such director’s service on the Company’s board of directors. On February 28, 2023, the Company delivered 3,289 shares of common stock in respect of RSUs upon the resignation of a director. On June 16, 2023, the Company delivered 44,444 shares of common stock in respect of RSUs based on the prior resignation of two directors.

As of June 30, 2023, there was $200,000 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 1.0 years.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Expected term (years)	5.50 - 10.00	5.09 - 5.50	5.50 - 10.00	0.58 - 10.00
Risk free interest rate	3.44% - 4.02%	2.79%	3.44% - 4.18%	0.76% - 2.79%
Expected volatility	82% - 94%	88%	82% - 95%	82% - 90%
Expected dividends	0.00%	0.00%	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the three months ended June 30, 2023 and 2022 was approximately $2.04 and $1.37 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the six months ended June 30, 2023 and 2022 was approximately $1.78 and $2.02 per share, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the option activity during the six months ended June 30, 2023 is presented below:

		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2023	5,380,553	$3.55
Granted	677,190	2.39
Exercised	(88,999)	1.83
Forfeited/ Expired	(783,666)	3.88
Outstanding June 30, 2023	5,185,078	$3.37	7.1	$962,979

Exercisable June 30, 2023	3,582,370	$3.69	6.2	$501,462

The following table presents information related to stock options as of June 30, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.00 - $1.99	1,407,183	4.7	884,183
$2.00 - $2.99	1,473,663	6.9	844,473
$3.00 - $3.99	908,528	6.8	694,510
$4.00 - $4.99	350,500	8.1	216,178
$5.00 - $5.99	50,805	4.3	50,638
$6.00 - $6.99	843,759	6.5	741,748
$7.00+	150,640	4.8	150,640
	5,185,078	6.2	3,582,370

As of June 30, 2023, there was $2,868,023 of unrecognized stock-based compensation expense related to stock options, which will be recognized over a weighted average period of 1.7 years.

Note 9 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2023 and 2022, the Company’s Board of Directors approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended June 30, 2023 and 2022, the Company recorded expense of $46,196 and $47,883 associated with its matching contributions, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded expense of $125,164 and $133,982 associated with its matching contributions, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023, as amended by Amendment No. 1, as filed with the SEC on May 1, 2023.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023, and as amended by Amendment No. 1, as filed with the SEC on May 1, 2023, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

FDA Approval of Mydcombi™

We received notification from the FDA on May 5, 2023 that our NDA for the Mydcombi™ product was approved. It is the only FDA-approved fixed combination of the two leading mydriatic agents in the United States. As an ophthalmic spray, Mydcombi may present a number of benefits for the optometric and ophthalmic offices as well as patients. Those benefits may include better tolerability, more efficient use of office time and resources, and an overall improved doctor-patient experience. We have begun the commercialization of Mydcombi, with the first commercial sale of the product on August 3, 2023 as part of a targeted launch, and are continuing to expand the manufacturing process in preparation for a broader launch in 2024, when internal manufacturing capabilities are expected to come on-line.

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

Mydcombi™ is our fixed combination formulation of tropicamide-phenylephrine for inducing mydriasis for diagnostic procedures and in conditions where short term pupil dilation is desired. Mydcombi is a novel approach for the over 106 million office-based comprehensive and diabetic eye exams performed every year in the United States. As the only FDA-approved fixed combination of the two leading mydriatic agents in the United States and as an ophthalmic spray, Mydcombi may present a number of benefits for the optometric and ophthalmic offices as well as patients. Those benefits may include better tolerability, more efficient use of office time and resources, and an overall improved doctor-patient experience. As noted above in “FDA Approval of Mydcombi”, we received FDA approval on May 5, 2023, and are preparing to commercialize the product starting with a targeted launch and expanding in 2024 when we expect our internal manufacturing capabilities to come on-line.

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

Our net losses were $6.2 million and $12.0 million for the three and six months ended June 30, 2023. As of June 30, 2023, we had working capital and an accumulated deficit of $19.2 million and $130.2 million, respectively.

Financial Overview

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our microdose-therapeutics and consist primarily of personnel-related expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

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

Results of Operations

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Research and Development Expenses

	For the Three Months Ended June 30,
	2023	2022
Personnel-related expenses	$1,747,020	$1,524,119
Direct clinical and non-clinical expenses	452,026	994,426
Non-cash stock-based compensation expenses	36,197	516,669
Facilities expenses	267,952	294,726
Supplies and materials	153,063	115,380
Other expenses	154,802	141,546
Total research and development expenses	$2,811,060	$3,586,866

Research and development expenses for the three months ended June 30, 2023 totaled $2.8 million, a decrease of $0.8 million, or 22%, as compared to $3.6 million recorded for the three months ended June 30, 2022. The increase in personnel-related expenses was primarily due to salary increases and new staff additions made throughout 2022, primarily related to the anticipated Mydcombi launch. The decrease in direct clinical and non-clinical expenses was primarily due to the VISION-2 Study being concluded in 2022. The decrease in non-cash stock-based compensation expenses was primarily due to the change in the allocation percentages of a grant from research and development expenses to general and administrative expenses and adjustments for forfeitures and expirations resulting from the review of outstanding options.

General and Administrative Expenses

	For the Three Months Ended June 30,
	2023	2022
Salaries and benefits	$975,393	$905,017
Professional fees	779,788	1,061,299
Stock-based compensation	457,435	520,257
Insurance expense	227,257	268,571
Sales and marketing	201,516	318,198
Facilities expense	126,251	115,923
Director fees and expense	106,250	95,000
Other	275,920	250,325
	$3,149,810	$3,534,590

General and administrative expenses for the three months ended June 30, 2023 totaled $3.1 million, a decrease of $0.4 million, or 11%, as compared to $3.5 million recorded for the three months ended June 30, 2022. The decrease was primarily attributable to a sharp decrease in professional fees which resulted from legal and recruiting expenses associated with the addition of new directors in 2022 that were not incurred in the first half of 2023. The decrease in sales and marketing expenses primarily resulted from the decrease in promotional expenses.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Research and Development Expenses

	For the Six Months Ended June 30,
	2023	2022
Personnel-related expenses	$3,361,872	$2,972,710
Direct clinical and non-clinical expenses	278,225	1,706,952
Non-cash stock-based compensation expenses	411,327	1,017,850
Facilities expenses	494,999	508,333
Supplies and materials	511,994	859,635
Other expenses	274,594	233,970
Total research and development expenses	$5,333,011	$7,299,450

Research and development expenses for the six months ended June 30, 2023 totaled $5.3 million, a decrease of $2.0 million, or 27%, as compared to $7.3 million recorded for the six months ended June 30, 2022. The increase in personnel-related expenses was primarily due to salary increases and costs related to staff additions made throughout 2022 mainly related to the ramp up for the Mydcombi launch. The decrease in direct clinical and non-clinical expenses was primarily due to the VISION-2 Study being concluded in 2022. The decrease in non-cash stock-based compensation expenses was primarily due to the change in the allocation percentages of a grant from research and development expenses to general and administrative expenses and adjustments for forfeitures and expirations resulting from the review of outstanding options. The decrease in supplies and materials expenses resulted from the increase in the cost reimbursements for the clinical supplies that were supplied to our clinical partners (Arctic Vision and B+L).

General and Administrative Expenses

	For the Six Months Ended June 30,
	2023	2022
Salaries and benefits	$1,997,344	$1,933,800
Professional fees	1,392,823	2,268,148
Stock-based compensation	901,369	928,063
Insurance expense	483,993	519,789
Sales and marketing	397,136	497,506
Facilities expense	247,669	221,954
Director fees and expense	203,750	180,833
Other	462,611	459,462
	$6,086,695	$7,009,555

General and administrative expenses for the six months ended June 30, 2023 totaled $6.1 million, a decrease of $0.9 million, or 13%, as compared to $7.0 million recorded for the six months ended June 30, 2022. The decrease was primarily attributable to a sharp decrease in professional fees which resulted from legal and recruiting expenses associated with the addition of new directors in 2022 that were not incurred in the first half of 2023. The decrease in sales and marketing expense primarily resulted from the decrease in promotional expenses.

Liquidity and Capital Resources and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$17,468,088	$22,863,520

Working capital	$19,212,583	$23,130,178

Notes payable (gross)	$15,842,950	$10,425,000

Since inception, we have experienced negative cash flows from operations. As of June 30, 2023, our accumulated deficit since inception was $130.2 million.

As of June 30, 2023, we had a cash and cash equivalents balance of $17.5 million, working capital of $19.2 million and stockholders’ equity of $10.5 million. As of June 30, 2023 and December 31, 2022, we had $15.8 million and $10.4 million, respectively, of debt outstanding.

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

During the six months ended June 30, 2023 and 2022, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2023 was $11.7 million, which includes cash used to fund a net loss of $12.0 million, reduced by $2.1 million of non-cash expenses, plus $1.8 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2022 was $12.9 million, which includes cash used to fund a net loss of $14.6 million, reduced by $2.1 million of non-cash expenses, plus $0.4 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the six months ended June 30, 2023 was $2.1 million, which was related to purchases of property and equipment. Cash used in investing activities for the six months ended June 30, 2022 was $0.4 million, which was related to purchases of and vendor deposits for property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2023 totaled $8.4 million, which was attributable to $4.0 million of gross proceeds received from sales under our At-the-Market Offering Program and $5.0 million of gross proceeds from the additional tranche under the Loan and Security Agreement. This was slightly offset by the repayment of $0.4 million of notes payable in connection with the D&O Loan, $0.1 million of the At-the-Market offering issuance costs relating to our At-the-Market Offering Program and $0.1 million of issuance costs related to the additional tranche under the Loan and Security Agreement. Net cash provided by financing activities for the six months ended June 30, 2022 totaled $15.3 million, which was attributable to $15.9 million of gross proceeds received from the March 2022 Offering (as defined in our Annual Report on Form 10-K, as filed with the SEC on March 31, 2023, as amended by Amendment No. 1, as filed with the SEC on May 1, 2023) and the At-the-Market Offering Program. This was slightly offset by the repayment of $0.4 million of notes payable in connection with the D&O Loan and the $0.1 million payment of issuance costs related to the March 2022 Offering.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay: (a) $2.7 million to settle our June 30, 2023 accounts payable, accrued compensation, and accrued expenses and other current liabilities; (b) $0.4 million relating to our non-cancelable operating lease commitments; and (c) $1.0 million of potential payments due under our notes payable. In addition, we would be required to pay an aggregate of $1.5 million of executive severance pay under the provisions of the Executive Employment Agreements with three executive officers, in the event that their respective employment with us were to be terminated without cause or if there is an involuntary termination (as defined in the agreement).

After twelve months we have commitments to pay an additional $1.6 million relating to our non-cancelable operating lease commitments and notes payable in the amount of $14.8 million.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, as amended by Amendment No. 1, as filed with the SEC on May 1, 2023.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, as amended by Amendment No. 1, as filed with the SEC on May 1, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits. (TO BE UPDATED – WILL CHECK WITH COVINGTON)

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022
10.1	Eyenovia Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan, as Amended	8-K	001-38365	10.1	June 27, 2023

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
*This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+ Management contract or other compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

Date: August 11, 2023	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial Officer)