Form 10-Q
period 2023-09-30
EYENOVIA, INC.
filed 2023-11-13
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

The number of outstanding shares of the registrant’s common stock was 44,122,225 as of November 9, 2023.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$20,702,212	$22,863,520
Inventories	50,296	—
Deferred clinical supply costs	3,622,687	2,284,931
License fee and expense reimbursements receivable	397,014	1,183,786
Security deposits, current	—	119,550
Prepaid expenses and other current assets	1,760,824	1,190,719
Total Current Assets	26,533,033	27,642,506

Property and equipment, net	3,531,365	1,295,115
Security deposits, non-current	198,674	80,874
Intangible assets	2,122,945	—
Operating lease right-of-use asset	1,792,667	1,291,592
Equipment deposits	686,753	726,326
Total Assets	$34,865,437	$31,036,413

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,426,028	$1,428,283
Accrued compensation	1,375,832	1,747,191
Accrued expenses and other current liabilities	295,703	503,076
Operating lease liabilities - current portion	444,616	484,882
Notes payable - current portion, net of debt discount of $327,217 and $33,885 as of September 30, 2023 and December 31, 2022, respectively	3,006,116	174,448
Convertible notes payable - current portion, net of debt discount of $0 and $33,885 as of September 30, 2023 and December 31, 2022, respectively	—	174,448
Total Current Liabilities	6,548,295	4,512,328

Operating lease liabilities - non-current portion	1,441,081	907,644
Notes payable - non-current portion, net of debt discount of $754,919 and $813,229 as of September 30, 2023 and December 31, 2022, respectively	6,549,248	4,190,938
Convertible notes payable - non-current portion, net of debt discount of $452,920 and $813,229 as of September 30, 2023 and December 31, 2022, respectively	4,547,080	4,190,938
Total Liabilities	19,085,704	13,801,848

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 42,898,246 and 36,668,980 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4,290	3,667
Additional paid-in capital	153,299,865	135,461,361
Accumulated deficit	(137,524,422)	(118,230,463)
Total Stockholders’ Equity	15,779,733	17,234,565
Total Liabilities and Stockholders’ Equity	$34,865,437	$31,036,413

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating Income
Revenue	$1,198	$—	$1,198	$—
Cost of revenue	(1,198)	—	(1,198)	—
Gross Profit	—	—	—	—

Operating Expenses:
Research and development	3,578,113	3,876,876	8,911,124	11,176,326
General and administrative	2,942,073	3,353,352	9,028,768	10,362,907
Total Operating Expenses	6,520,186	7,230,228	17,939,892	21,539,233
Loss From Operations	(6,520,186)	(7,230,228)	(17,939,892)	(21,539,233)

Other Income (Expense):
Other (expense) income, net	(348,226)	70,277	(157,783)	96,580
Interest expense	(679,222)	(177,138)	(1,691,228)	(475,811)
Interest income	208,901	28,093	494,944	30,703
Total Other Expense	(818,547)	(78,768)	(1,354,067)	(348,528)

Net Loss	$(7,338,733)	$(7,308,996)	$(19,293,959)	$(21,887,761)

Net Loss Per Share - Basic and Diluted	$(0.18)	$(0.21)	$(0.50)	$(0.67)

Shares Outstanding - Basic and Diluted	40,139,697	34,631,774	38,563,074	32,778,551

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three and Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	36,668,980	$3,667	$135,461,361	$(118,230,463)	$17,234,565
Issuance of common stock in At the Market offering [1]	1,299,947	130	3,499,462	—	3,499,592
Cashless exercise of stock options	19,530	2	(2)	—	—
Stock-based compensation	—	—	819,064	—	819,064
Issuance of common stock related to vested restricted stock units	3,289	—	—	—	—
Net loss	—	—	—	(5,739,366)	(5,739,366)
Balance - March 31, 2023	37,991,746	3,799	139,779,885	(123,969,829)	15,813,855
Issuance of common stock in At the Market offering [2]	121,989	13	403,107	—	403,120
Cashless exercise of stock options	1,219	—	—	—	—
Exercise of stock options	10,000	1	27,199	—	27,200
Stock-based compensation	—	—	493,632	—	493,632
Issuance of common stock related to vested restricted stock units	44,444	4	(4)	—	—
Net loss	—	—	—	(6,215,860)	(6,215,860)
Balance - June 30, 2023	38,169,398	3,817	140,703,819	(130,185,689)	10,521,947
Issuance of common stock and warrants in registered direct offering [3][7]	4,198,633	420	10,885,694	—	10,886,114
Issuance of common stock as consideration for licensing agreement [4]	487,805	49	999,951	—	1,000,000
Issuance of common stock in At the Market offering [5]	42,410	4	97,432	—	97,436
Warrant modification - incremental value (6)	—	—	1,738,700	—	1,738,700
Warrant modification - in issuance costs for registered direct offering (7)	—	—	(1,738,700)	—	(1,738,700)
Stock-based compensation	—	—	612,969	—	612,969
Net loss	—	—	—	(7,338,733)	(7,338,733)
Balance - September 30, 2023	42,898,246	$4,290	$153,299,865	$(137,524,422)	$15,779,733
[1]	Includes gross proceeds of $3,607,827 less total issuance costs of $108,235.
[2]	Includes gross proceeds of $415,588 less total issuance costs of $12,468.
[3]	Includes gross proceeds of $11,977,468 less total cash issuance costs of $1,091,354.
[4]	Shares issued as partial consideration for License Agreement with Formosa Pharmaceuticals Inc.
[5]	Includes gross proceeds of $100,449 less total issuance costs of $3,013.
[6]	Registered direct offering included modification of warrant originally granted in the March 2022 offering.

[7]Non-cash warrant modification issuance costs related to the registered direct offering of $1,738,700 are shown on a separate line item.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three and Nine Months Ended September 30, 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2022	28,426,616	$2,844	$110,683,077	$(90,219,306)	$20,466,615
Issuance of common stock and warrants in registered direct offering [1]	3,000,000	300	14,897,608	—	14,897,908
Issuance of common stock in At the Market offering [2]	252,449	25	860,340	—	860,365
Stock-based compensation	—	—	908,987	—	908,987
Issuance of common stock related to vested restricted stock units	19,359	2	(2)	—	—
Net loss	—	—	—	(7,339,665)	(7,339,665)
Balance -March 31, 2022	31,698,424	3,171	127,350,010	(97,558,971)	29,794,210
Exercise of stock warrants	1,870,130	187	18,514	—	18,701
Stock-based compensation	—	—	1,036,926	—	1,036,926
Issuance of common stock related to vested restricted stock units	54,499	5	(5)	—	—
Net loss	—	—	—	(7,239,100)	(7,239,100)
Balance - June 30, 2022	33,623,053	3,363	128,405,445	(104,798,071)	23,610,737
Issuance of common stock in At the Market offering [3]	1,876,314	188	3,098,506	—	3,098,694
Stock-based compensation	—	—	928,733	—	928,733
Issuance of common stock related to vested restricted stock units	26,322	2	(2)	—	—
Net loss	—	—	—	(7,308,996)	(7,308,996)
Balance - September 30, 2022	35,525,689	$3,553	$132,432,682	$(112,107,067)	$20,329,168
[1]	Includes gross proceeds of $14,981,299 less total issuance costs of $83,391.
[2]	Includes gross proceeds of $886,974, less total issuance costs of $26,609.
[3]	Includes gross proceeds of $3,194,530, less total issuance costs of $95,836.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(19,293,959)	$(21,887,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,925,665	2,874,646
Depreciation of property and equipment	505,684	228,898
Amortization of debt discount	497,654	78,645
Write-off of property and equipment	—	209,040
Write-down of inventories to net realizable value	12,218	—
Provision for returned deferred clinical supplies	400,000	—
Non-cash rent expense	403,362	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	39,035	(66,250)
License fee and expense reimbursements receivables	786,772	995,635
Deferred clinical supply costs	(1,637,756)	(1,871,096)
Inventories	(62,514)	—
Security and equipment deposits	1,750	(67,614)
Accounts payable	(2,255)	(509,145)
Accrued compensation	(371,359)	(275,609)
Accrued expenses and other current liabilities	(307,373)	539,084
Lease liabilities	(411,266)	50,905
Net Cash Used In Operating Activities	(17,514,342)	(19,700,622)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,702,361)	(509,370)
Vendor deposits for property and equipment	—	(53,589)
Investment in intangible asset	(1,122,945)	—
Net Cash Used In Investing Activities	(3,825,306)	(562,959)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in direct offering [1][2]	11,977,468	14,981,299
Payment of offering issuance costs	(1,091,354)	(83,391)
Proceeds from sale of common stock in At the Market offering	4,123,864	4,081,504
Payment of issuance costs for At the Market offering	(123,716)	(122,445)
Proceeds from exercise of stock options	27,200	18,701
Proceeds from note payable to Avenue	5,000,000	—
Payment of issuance costs for notes issued to Avenue	(125,982)	—
Repayments of notes payable	(609,140)	(675,332)
Net Cash Provided By Financing Activities	19,178,340	18,200,336
Net Decrease in Cash and Cash Equivalents	(2,161,308)	(2,063,245)
Cash, cash equivalents and restricted cash - Beginning of Period	22,863,520	27,336,850
Cash, cash equivalents and restricted cash - End of Period	$20,702,212	$25,273,605

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash, cash equivalents and restricted cash consisted of the following:
Cash and cash equivalents	$20,702,212	$17,398,605
Restricted cash	—	7,875,000
	$20,702,212	$25,273,605
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,194,132	$315,550

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$609,140	$675,332
Right-of-use assets and lease liabilities recognized upon lease renewal	$904,437	$—
Vendor deposits applied to purchases of property and equipment	$39,573	$—
Original issue discount on notes payable	$212,500	$—
Warrant modification - incremental value	$1,738,700	$—
Issuance of common stock in consideration of licensing agreement	$1,000,000	$—
Cashless exercise of stock options	$2	$—
Issuance of common stock related to vested restricted stock units	$4	$9

[1] For 2022, includes gross proceeds of $14,981,299, of which $5,741,299 is pre-funded warrants.
[2] For 2023, includes gross proceeds of $11,977,468, of which $4,168,011 is pre-funded warrants.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is an ophthalmic technology company developing the Optejet® delivery system for use both in combination with its own drug-device therapeutic programs in mydriasis (pupil dilation), presbyopia and pediatric progressive myopia as well as out-licensing for additional indications. The Company’s investigational products are classified by the Food and Drug Administration (“FDA”) as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research (“CDER”), is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA and CDER for premarket review and approval under new drug applications (“NDAs”).

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year ending December 31, 2023 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2022 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “2022 Form 10-K”), as amended by Amendment No. 1, filed with the SEC on May 1, 2023 (the “2022 Form 10-K Amendment”).

Note 2 – Going Concern and Summary of Significant Accounting Policies

Since the date of the 2022 Form 10-K, there have been no material changes to the Company’s significant accounting policies, except as disclosed below.

Going Concern

As of September 30, 2023, the Company had cash and cash equivalents in the aggregate amount of approximately $20.7 million. For the nine months ended September 30, 2023 and 2022, the Company incurred net losses of approximately $19.3 million and $21.9 million, respectively, and used cash in operations of approximately $17.5 million and $19.7 million, respectively. The Company does not have material recurring revenue, has not yet achieved profitability and may never become profitable. The Company expects to continue to incur cash outflows from operations. Research and development and general and administrative expenses will continue to be incurred by the Company and, as a result, the Company will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements were issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to raise further capital through licensing transactions, the sale of additional equity or debt securities, or otherwise, to support its future operations.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements.As of September 30, 2023, the Company had Treasury bills with original maturity dates of three months or less in the amount of $5,221,319.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of September 30, 2023 and December 31, 2022, the Company had cash balances in excess of FDIC insurance limits of $15,056,184 and $22,613,520, respectively.

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

The following table presents the computation of basic and diluted net loss per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(7,338,733)	$(7,308,996)	$(19,293,959)	$(21,887,761)

Denominator (weighted average quantities):
Common shares issued	39,107,338	34,564,366	38,192,414	32,260,723
Add: Prefunded warrants	926,225	—	305,349	445,269
Add: Undelivered vested restricted shares	106,134	67,408	65,311	72,559
Denominator for basic and diluted net loss per share	40,139,697	34,631,774	38,563,074	32,778,551

Basic and diluted net loss per common share	$(0.18)	$(0.21)	$(0.50)	$(0.67)

The following securities are excluded from the calculation of weighted average diluted common shares because their inclusion would have been anti-dilutive:

	September 30,
	2023	2022
Options	5,218,686	5,484,687
Warrants	10,926,554	6,087,845
Convertible notes	2,327,747	—
Restricted stock units	86,205	172,800
Total potentially dilutive shares	18,559,192	11,745,332

Clinical Supply Arrangements

Bausch + Lomb, Inc. (“B+L”) and Arctic Vision (Hong Kong) Limited (“Arctic Vision”) have contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. The Company’s licensing agreements with Bausch + Lomb and Arctic Vision represent collaborative arrangements and they are not customers with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) to report the net income from the clinical supply arrangements as other income.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales. The Company will periodically review for slow-moving, excess or obsolete inventories.

Inventory is primarily comprised of drug-device combination products, which are available for commercial sale, as follows:

September 30,
2023
Finished goods	$24,506
Work-in-process	—
Raw materials	25,790
Total inventory	$50,296

Intangible Assets

The application of the guidance in ASC 805 (“Business Combinations”) on accounting for business combinations can differ significantly depending on whether the acquired entity is considered a “business” or an “asset.” A determination of whether the transaction represented an asset acquisition or a business combination must be made. Pursuant to ASC 350 (“Intangibles - Goodwill and Other”), the payment made for the intangible asset will be capitalized and amortized over the useful life of the intangible asset.

On August 15, 2023 (the “Effective Date”), the Company entered into a license agreement (the “License”) with Formosa Pharmaceuticals Inc. (the “Licensor”), whereby the Company acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic nanosuspension, 0.05% (the “Licensed Product”), which is currently under review by the FDA for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Licensed Product. The License will remain in effect for ten years from the date of the first commercial sale of a Licensed Product, unless earlier terminated. The Company paid the Licensor the aggregate amount of $2,000,000 (the “Upfront Payment”), consisting of (a) cash in the amount of $1,000,000 and (b) 487,805 shares of common stock valued at $1,000,000, which is included in Intangible Assets on the accompanying condensed balance sheet. In addition to the Upfront Payment, the Company also capitalized $122,945 of transaction costs, which were primarily legal expenses. In addition, the Company must pay the Licensor up to $4 million upon the achievement of certain development milestones and up to $80 million upon the achievement of certain sales milestones. The initial trigger for development milestone payments is FDA approval of the Licensed Product. These contingent payments will be recorded when payment becomes probable and estimable.

It was determined that the transaction represented an asset acquisition, rather than a business combination, because substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset. Consequently, the accounting is pursuant to the cost accumulation model. The Upfront Payment has been capitalized as an intangible asset by the Company, and will be amortized over the useful life of 10 years beginning on the date of the first commercial sale of the Licensed Product.

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 3 – Prepaid Expenses and Other Current Assets

As of September 30, 2023 and December 31, 2022, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2023	2022
Payroll tax receivable	$500,684	$660,891
Prepaid insurance expenses	375,961	201,082
Prepaid conference expenses	345,334	97,743
Prepaid professional fees	193,750	—
Prepaid research and development expenses	155,767	2,521
Prepaid general and administrative expenses	110,659	87,982
Prepaid patent expenses	59,919	38,796
Prepaid security deposit	18,750	74,959
Other	—	26,745
Total prepaid expenses and other current assets	$1,760,824	$1,190,719

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Property and Equipment, Net

As of September 30, 2023 and December 31, 2022, property and equipment consisted of the following:

	September 30,	December 31,
	2023	2022
Equipment	$3,621,033	$1,271,372
Equipment not yet placed in service	4,430	90,411
Leasehold improvements	1,047,424	569,170
	4,672,887	1,930,953
Less: accumulated depreciation and amortization	(1,141,522)	(635,838)
Property and equipment, net	$3,531,365	$1,295,115

Depreciation expense was $318,417 and $82,997 for the three months ended September 30, 2023 and 2022, respectively, of which $316,673 and $80,212, respectively, was included within research and development expenses and $1,744 and $2,785, respectively, was included in general and administrative expenses in the accompanying statements of operations. Depreciation expense was $505,684 and $228,898 for the nine months ended September 30, 2023 and 2022, respectively, of which $499,535 and $221,031, respectively, was included within research and development expenses and $6,149 and $7,867, respectively, was included in general and administrative expenses in the accompanying statements of operations.

As of September 30, 2023 and December 31, 2022, the Company had $686,753 and $726,326, respectively, of outstanding deposits for equipment purchases.

Note 5 – Accrued Compensation

As of September 30, 2023 and December 31, 2022, accrued compensation consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued bonus expenses	$1,048,249	$1,447,643
Accrued payroll expenses	327,583	299,548
Total accrued compensation	$1,375,832	$1,747,191

Note 6 – Accrued Expenses and Other Current Liabilities

As of September 30, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022
Accrued rework of clinical supply returns	$100,000	$—
Accrued research and development expenses	45,000	35,524
Credit card payable	53,751	50,639
Accrued consulting and professional services	46,750	320,000
Accrued franchise tax	39,300	—
Accrued leasehold improvements	—	92,528
Accrued travel and entertainment expenses	10,033	—
Other	869	4,385
Total accrued expenses and other current liabilities	$295,703	$503,076

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Notes Payable

As of September 30, 2023 and December 31, 2022, notes payable consisted of the following:

	September 30, 2023			December 31, 2022
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current portion:
Avenue - Note payable	$3,333,333	$(327,217)	$3,006,116	$208,333	$(33,885)	$174,448
Avenue - Convertible note payable	—	—	—	208,333	(33,885)	174,448
Total current portion	$3,333,333	$(327,217)	$3,006,116	$416,666	$(67,770)	$348,896

Non-Current portion:
Avenue - Note payable	$7,304,167	$(754,919)	$6,549,248	$5,004,167	$(813,229)	$4,190,938
Avenue - Convertible note payable	5,000,000	(452,920)	4,547,080	5,004,167	(813,229)	4,190,938
Total non-current portion	$12,304,167	$(1,207,839)	$11,096,328	$10,008,334	$(1,626,458)	$8,381,876

On February 24, 2023, the Company issued a note payable in the amount of $609,140 for the purchase of a directors and officers’ liability insurance policy (the “D&O Loan”). The note accrued interest at a rate of 7.11% per year and matured on August 24, 2023. The D&O Loan was payable in six monthly payments of $103,639 consisting of principal and interest. During the nine months ended September 30, 2023, the Company fully repaid the $609,140 of principal owed on the D&O Loan.

On May 22, 2023, pursuant to the Company’s Loan and Security Agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., and related entities (“Avenue”), the Company received an additional tranche of non-convertible debt funding in the gross amount of $5,250,000 (which includes a $250,000 final payment, or 5% of the debt funding). The Company paid approximately $126,000 of origination and legal fees connected to this debt funding. The additional funding was made under the provisions of the Loan and Security Agreement, bearing interest at an annual rate equal to the greater of (A) 7.0% and (B) the prime rate as reported in The Wall Street Journal plus 4.45%. The entire outstanding balance due under the Loan and Security Agreement has a maturity date of November 1, 2025. The additional funding triggered the extension of the interest-only period from the original 12 months to 18 months (through May 2024) for the entire outstanding balance due under the Loan and Security Agreement (initial and additional tranches). Following the interest-only period, the Company will make equal monthly payments of principal until the maturity date, plus interest.

During the three months ended September 30, 2023, the Company recorded interest expense of $679,222, of which $677,394 (which includes amortization of debt discount of $184,208) was related to the Loan and Security Agreement with Avenue and $1,828 was related to the D&O Loan. During the nine months ended September 30, 2023, the Company recorded interest expense of $1,691,228, of which $1,678,534 was related to the Loan and Security Agreement (including amortization of debt discount of $497,654) and $12,694 was related to the D&O Loan.

Note 8 – Commitments and Contingencies

Clinical Supply Returns

A certain portion of clinical supply product sold to a licensee has been determined to be defective and will be returned to the Company to be replaced or reworked. The defect occurred with the clinical trial Gen 1.0 device. The Company is still working to determine the exact quantity of the defective clinical supply and the cost to replace or rework the product. The current estimate of the range of the loss is between $400,000 and $600,000, with no amount within that range being a more accurate estimate than the others at this time. Accordingly, the Company has recorded a charge equal to the low end of the range or $400,000, which is included within other income (expense), because the original sales to the licensee were recorded on that line item.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

A summary of the Company’s right-of-use assets and liabilities as follows:

For the Nine Months Ended
September 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$411,266

Right-of-use assets and lease liabilities recognized upon lease renewal
Operating leases	$904,437

Weighted Average Remaining Lease Term (Years)
Operating leases	3.28 years

Weighted Average Discount Rate
Operating leases	10.0%

Future minimum payments under all of the Company’s operating lease agreements are as follows:

For the Year Ending December 31,	Minimum Lease Payments
2023	$137,838
2024	660,923
2025	675,400
2026	560,996
2027	214,619
Total future minimum lease payments	2,249,776
Less: amount representing imputed interest	(364,079)
Present value of lease liabilities	1,885,697
Less: current portion	(444,616)
Lease liabilities, non current portion	$1,441,081

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 9 – Stockholders’ Equity

Equity Incentive Plan

On June 27, 2023, the Company’s stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan, as amended, reserving an additional 1,000,000 shares of common stock for further issuance under such plan.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

At-The-Market Offering

During the nine months ended September 30, 2023, the Company received approximately $4.0 million in net proceeds from the sale of 1,464,346 shares of its common stock pursuant to its Sales Agreement with Leerink Partners, formerly known as SVB Securities LLC (“Leerink Partners”) in an ”at-the-market” offering (the “At-the-Market Offering Program”).

Registered Direct Offering

On August 24, 2023, the Company entered into a securities purchase agreement with a certain institutional and accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell, in a registered direct offering by the Company directly to the Purchaser (the “August 2023 Offering”), 4,198,633 shares of common stock, pre-funded warrants to purchase up to 2,252,979 shares of common stock (the “Pre-Funded Warrants”) and warrants to purchase up to 4,838,709 shares of common stock (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”). The combined offering price for each share of common stock and accompanying Common Warrant was $1.86, and the combined offering price for each Pre-Funded Warrant and accompanying Common Warrant was $1.85.

The Common Warrants will be exercisable beginning six months following the date of issuance and may be exercised for a period of five years from the initial exercisability date at an exercise price of $2.23 per share. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full at an exercise price of $0.01 per share. The exercise prices and numbers of shares of common stock issuable upon exercise of the Common Warrants and the Pre-Funded Warrants are subject to typical anti-dilution provisions. A holder may not exercise any portion of such holder’s Common Warrants or Pre-Funded Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise (unless the holder otherwise elects a limitation of 9.99%). The Company determined that the Warrants met the criteria to be classified as equity.

The net cash proceeds of the August 2023 Offering were approximately $10.9 million after deducting cash issuance costs in the aggregate amount of approximately $1.1 million. See Warrant Modification below for details about an additional $1.7 million of non-cash issuance costs. The August 2023 Offering closed on August 29, 2023.

Warrant Modification

Original Warrant Issuance - March 2022

On March 3, 2022, the Company entered into a securities purchase agreement (the “March 2022 Purchase Agreement”) with a holder (the “Holder”) relating to the issuance and sale of 3,000,000 shares of common stock, pre-funded warrants to purchase an aggregate of 1,870,130 shares of common stock and warrants to purchase an aggregate of 4,870,130 shares of common stock (the “March 2022 Investor Warrants”). The March 2022 Investor Warrants became exercisable beginning six months from the date of issuance and initially were exercisable for a period of five years at an exercise price of $3.54 per share.

Warrant Amendment

In connection with the August 2023 Offering (see “Registered Direct Offering” above), the Company entered into a warrant amendment agreement (the “Amendment”) with the Holder, whereby the Company agreed to amend the March 2022 Investor Warrants to (i) reduce the exercise price from $3.54 per share of common stock to $2.23 per share of common stock, (ii) extend the term of the March 2022 Investor Warrants until March 1, 2029, (iii) include a stockholder approval requirement in connection with a modification of the beneficial ownership limitation and (iv) prohibit exercise of the March 2022 Investor Warrants for the six-month period following the effective date of the Amendment.

The Company accounted for the modification of the March 2022 Investor Warrants as an exchange of the old warrants for new warrants. The incremental value of the new warrant (resulting from the decrease in exercise price from $3.54 to $2.23 per share and the extension of the warrant expiration date to March 1, 2029) was measured as the excess of the fair value of the modified warrants over the fair

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

value of the original warrants immediately before modification. The increase in the incremental value of $1,738,700 was credited to additional paid-in-capital (“APIC”) and debited to APIC as an issuance cost of the August 2023 Offering.

Warrants

A summary of the warrant activity for the nine months ended September 30, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding January 1, 2023	6,087,845	$3.37
Granted	7,091,688	1.52
Repriced - Old (1)	(4,870,130)	3.54
Repriced - New (1)	4,870,130	2.23
Outstanding September 30, 2023	13,179,533	$1.89	4.2

Exercisable September 30, 2023	3,470,694	$0.95	0.7
(1)	Warrants represent the reset of the exercise price of the March 2022 Investor Warrants to purchase 4,870,130 shares of common stock to a price of $2.23 per share.

The following table presents information related to warrants as of September 30, 2023:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$0.0100 (1)	2,252,979	N/A	2,252,979
$2.2300 (2)	9,708,839	—	—
$2.4696	909,451	1.5	909,451
$2.7240	216,380	1.5	216,380
$4.7600	91,884	7.6	91,884
	13,179,533	0.7	3,470,694

(1)These are Pre-Funded Warrants that do not expire.

(2)These warrants are not yet exercisable.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended September 30, 2023 and 2022, the Company recorded expense of $612,969 ($235,731 of which was included within research and development expenses and $377,238 was included within general and administrative expenses on the statements of operations) and $928,733 ($420,619 of which was included within research and development expenses and $508,114 was included within general and administrative expenses on the statements of operations), respectively. For the nine months ended September 30, 2023 and 2022, the Company recorded expense of $1,925,665 ($647,058 of which was included within research and development expenses and $1,278,607 was included within general and administrative expenses on the statements of operations) and $2,874,646 ($1,438,469 of which was included within research and development expenses and $1,436,177 was included within general and administrative expenses on the statements of operations), respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

A summary of RSU activity during the nine months ended September 30, 2023 is presented below:

		Weighted
		Average
	Number of	Grant Date Value
	RSUs	Per Share
RSUs non-vested January 1, 2023	172,800	$1.80
Granted	86,205	2.32
Vested	(150,578)	1.80
Forfeited	(22,222)	1.80
RSUs non-vested September 30, 2023	86,205	$2.32

Vested RSUs undelivered September 30, 2023	135,745	$2.22

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

As of September 30, 2023, there was $203,055 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 1.0 years.

Stock Options

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Expected term (years)	N/A	5.41 - 5.85	5.50 - 10.00	0.58 - 10.00
Risk free interest rate	N/A	2.66% - 3.02%	3.44% - 4.18%	0.76% - 3.35%
Expected volatility	N/A	85% - 87%	82% - 95%	82% - 90%
Expected dividends	N/A	0.00%	0.00%	0.00%

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

There were no options granted in the three months ended September 30, 2023. The weighted average estimated grant date fair value of the stock options granted for the three months ended September 30, 2022 was approximately $1.22 per share. The weighted average estimated grant date fair value of the stock options granted for the nine months ended September 30, 2023 and 2022 was approximately $1.70 and $1.61 per share respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the option activity during the nine months ended September 30, 2023 is presented below:

		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2023	5,380,553	$3.55
Granted	797,190	2.29
Exercised	(88,999)	1.83
Forfeited/ Expired	(870,058)	3.86
Outstanding September 30, 2023	5,218,686	$3.33	7.0	$59,408

Exercisable September 30, 2023	3,835,305	$3.62	6.2	$59,408

The following table presents information related to stock options as of September 30, 2023:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.00 - $1.99	1,493,849	5.3	1,067,990
$2.00 - $2.99	1,450,105	6.7	841,000
$3.00 - $3.99	898,528	6.7	717,140
$4.00 - $4.99	333,000	7.9	224,429
$5.00 - $5.99	50,805	4.0	50,638
$6.00 - $6.99	843,759	6.3	785,468
$7.00+	148,640	4.5	148,640
	5,218,686	6.2	3,835,305

As of September 30, 2023, there was $2,841,102 of unrecognized stock-based compensation expense related to stock options, which will be recognized over a weighted average period of 1.8 years.

Note 10 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. For 2023 and 2022, the Company’s Board of Directors approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended September 30, 2023 and 2022, the Company recorded expense of $46,636 and $39,914 associated with its matching contributions, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded expense of $171,800 and $173,896 associated with its matching contributions, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 11 - Subsequent Events

Exercise of Pre-Funded Warrants

On November 2, 2023, the Purchaser exercised a portion of its Pre-Funded Warrants in order to purchase 1,223,979 of the Company’s common stock at the exercise price of $0.01 per share. The total proceeds of the transaction were $12,240 (see “Registered Direct Offering” in Note 9 – Stockholders’ Equity).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in our 2022 Form 10-K, as amended by our 2022 Form 10-K Amendment.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of our 2022 Form 10-K, as amended by our 2022 Form 10-K Amendment, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

License Agreement With Formosa

On August 15, 2023, we entered into a license agreement (the “License”) with Formosa Pharmaceuticals Inc. (“Formosa”), whereby we acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic nanosuspension, 0.05% (the “Licensed Product”), which is currently under review by the U.S. Food and Drug Administration (“FDA”), for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Licensed Product. The License will remain in effect for ten years from the date of the first commercial sale of a Licensed Product, unless earlier terminated. We paid Formosa an upfront payment in an aggregate amount of $2,000,000 which consisted of (a) cash in the amount of $1,000,000 and (b) 487,805 shares of common stock valued at $1,000,000. We also capitalized $122,945 of transaction costs in connection with the License. In addition, we must pay Formosa up to $4 million upon the achievement of certain development milestones and up to $80 million upon the achievement of certain sales milestones.

FDA Approval of Mydcombi™

We received notification from the FDA on May 5, 2023 that our NDA for the Mydcombi™ product was approved. It is the only FDA-approved fixed combination of the two leading mydriatic agents in the United States. As an ophthalmic spray, Mydcombi may present a number of benefits for the optometric and ophthalmic offices as well as patients. Those benefits may include better tolerability, more efficient use of office time and resources, and an overall improved doctor-patient experience. We have begun the commercialization of Mydcombi, with the first commercial sale of the product occurring on August 3, 2023 as part of a targeted launch, and are continuing to expand the manufacturing process in preparation for a broader launch in 2024, when internal manufacturing capabilities are expected to come on-line.

Overview

We are an ophthalmic technology company commercializing Mydcombi™ (tropicamide and phenylephrine HCL ophthalmic spray) for mydriasis and developing the Optejet® delivery system both for use in combination with our own drug-device therapeutic programs and for out-licensing for use in combination with therapeutics for additional indications. Our aim is to improve the delivery of topical ophthalmic medication through the ergonomic design of the Optejet which facilitates ease-of-use and delivery of more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes.

The ergonomic and functional design of the Optejet allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle, to administer medications. Drug is delivered in a microscopic array of droplets faster than the blink reflex to help ensure instillation success. The precise delivery of a low-volume columnar spray by the Optejet device minimizes contamination with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%.

A more physiologically appropriate volume of medication in the range of seven to nine microliters is delivered by the Optejet, which is approximately one-fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. Lower volume of medication exposes the ocular surface to less active ingredient and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drug to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye.

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

Our drug-device product line includes Mydcombi (tropicamide and phenylephrine HCL ophthalmic spray) and therapeutic programs MicroPine (atropine ophthalmic spray) and MicroLine (pilocarpine ophthalmic spray). MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a back-of-the-eye ocular disease associated with pathologic axial elongation and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our Investigational New Drug application (“IND”) to initiate the CHAPERONE study to reduce the progression of myopia in children. The first patient was enrolled in the CHAPERONE study in June 2019.

On October 9, 2020, we entered into a license agreement (the “Bausch License Agreement”) with B+L, pursuant to which B+L may develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we may receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. B+L also will pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, B+L assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study.

We have also successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, as well as the construction of our new manufacturing facility in Reno, Nevada and the construction of our own fill and finish facility in Redwood City, California. As of the date of filing, we are up-to-date supplying clinical product for the CHAPERONE study.

MicroLine is our investigational pharmacologic treatment for presbyopia, a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. Allergan recently launched Vuity™, a pilocarpine drug product for the treatment of presbyopia. Our second Phase III study, VISION-2, used the same drug, delivered with the advantages of our Optejet® device. We released positive top-line results from VISION-2 in the fourth quarter of 2022. We are now manufacturing registration batches for stability testing with the goal of filing a new drug application for MicroLine by the end of 2024.

Mydcombi is our fixed combination formulation of tropicamide-phenylephrine for inducing mydriasis for diagnostic procedures and in conditions where short term pupil dilation is desired. Mydcombi is a novel approach for the over 106 million office-based comprehensive and diabetic eye exams performed every year in the United States. As the only FDA-approved fixed combination of the two leading mydriatic agents in the United States and as an ophthalmic spray, Mydcombi may present a number of benefits for the optometric and ophthalmic offices as well as patients. Those benefits may include better tolerability, more efficient use of office time and resources, and an overall improved doctor-patient experience. As noted above in “FDA Approval of Mydcombi”, we received FDA approval on May 5, 2023, and are commercializing the product starting with a targeted launch and expanding in 2024 when we expect our internal manufacturing capabilities to come on-line.

On August 10, 2020, we entered into a license agreement with Arctic Vision (as amended on September 14, 2021, the “Arctic Vision License Agreement”) pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $39.7 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from Eyenovia or, for such products not supplied by Eyenovia, pay a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to an exclusive license agreement with Senju dated March 8, 2015, as amended (the “Senju License Agreement”).

We are in active discussions with manufacturers of existing and late-stage ophthalmic medications to explore whether development with the Optejet technology can solve unmet medical and business needs. Some of those business needs could include extension of exclusivity under the Optejet patents, improvement in a drug’s tolerability profile, or potential improvement in treatment compliance.

Historically, we have financed our operations principally through equity offerings. We have also generated cash through licensing arrangements and our credit facilities with Leerink Partners and Avenue. However, based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements were issued. Our ability to continue as a going concern depends on our ability to complete additional licensing or business development transactions or raise additional capital through the sale of equity or debt securities to support our future operations. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and/or take additional measures to reduce costs.

Our net losses were $7.3 million and $19.3 million for the three and nine months ended September 30, 2023, respectively. As of September 30, 2023, we had working capital and an accumulated deficit of $20.0 million and $137.5 million, respectively.

Financial Overview

Revenue and Cost of Sales

Revenue is earned from the sale of our product, Mydcombi. The first commercial sale of the product occurred on August 3, 2023 as part of a targeted launch.

Cost of sales consisted of the cost of the production of the MydCombi ophthalmic spray that was sold.

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

Other Income (Expense), Net

Other income (expense), net consists of (a) other income (expense) related to our sales of clinical supply to our licensees; (b) interest income earned on treasury bills; and (c) interest expense incurred on our indebtedness.

Results of Operations

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Revenue and Cost of Sales

Revenue for the three months ended September 30, 2023 totaled $1,198, which was offset by cost of revenues of $1,198. We expect to generate flat gross margins (after writing inventories down to net realizable value) during the early stages of the commercialization process for Mydcombi until we can roll out our second generation Optejet device and scale up production.

Research and Development Expenses

	For the Three Months Ended September 30,
	2023	2022
Personnel-related expenses	$1,716,355	$1,187,195
Direct clinical and non-clinical expenses	269,471	1,619,948
Non-cash stock-based compensation expenses	235,731	420,619
Facilities expenses	333,114	212,584
Supplies and materials	685,698	206,781
Other expenses	337,744	229,749
Total research and development expenses	$3,578,113	$3,876,876

Research and development expenses for the three months ended September 30, 2023 totaled $3.6 million, a decrease of $0.3 million, or 8%, as compared to $3.9 million recorded for the three months ended September 30, 2022. The increase in personnel-related expenses was primarily due to salary increases and new staff additions made throughout 2023, primarily related to the anticipated Mydcombi launch. The decrease in direct clinical and non-clinical expenses was primarily due to the VISION-2 study being concluded in 2022 and the decrease in the use of external consultants. The decrease in non-cash stock-based compensation expenses was primarily due to the change in the allocation percentages applied to research and development expenses and general and administrative expenses beginning in late 2022. This resulted primarily from a change in the role of an individual from a senior executive officer role to an advisory role.

General and Administrative Expenses

	For the Three Months Ended September 30,
	2023	2022
Salaries and benefits	$963,634	$900,506
Professional fees	715,832	793,842
Stock-based compensation	377,238	508,114
Insurance expense	224,645	269,840
Sales and marketing	203,733	407,737
Facilities expense	111,388	120,636
Director fees and expense	96,875	113,542
Other	248,728	239,135
	$2,942,073	$3,353,352

General and administrative expenses for the three months ended September 30, 2023 totaled $2.9 million, a decrease of $0.4 million, or 12%, as compared to $3.4 million recorded for the three months ended September 30, 2022. The decrease was primarily attributable to a decrease in professional fees which resulted from legal and recruiting expenses associated with the addition of new directors in 2022 that were not incurred in the first half of 2023. The decrease in non-cash stock-based compensation expenses was primarily due to the ending of the amortization period for older grants. The decrease in sales and marketing expenses primarily resulted from the decrease in promotional expenses.

Other Income (Expense), Net

Net other expense for the three months ended September 30, 2023 totaled $0.8 million, an increase of $0.7 million, or 939%, as compared to $0.1 million for the three months ended September 30, 2022. The increase was primarily due to a $0.5 million increase in interest expense and a $0.4 million increase in the provision for clinical supply returns, partially offset by a $0.2 million increase in interest income.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Revenue and Cost of Sales

Revenue for the nine months ended September 30, 2023 totaled $1,198, which was offset by cost of revenues of $1,198. We expect to generate flat gross margins (after writing inventories down to net realizable value) during the early stages of the commercialization process for Mydcombi until we can roll out our second generation Optejet device and scale up production.

Research and Development Expenses

	For the Nine Months Ended September 30,
	2023	2022
Personnel-related expenses	$5,078,228	$4,159,905
Direct clinical and non-clinical expenses	547,697	3,494,633
Non-cash stock-based compensation expenses	647,058	1,438,469
Facilities expenses	828,111	720,917
Supplies and materials	1,197,692	898,683
Other expenses	612,338	463,719
Total research and development expenses	$8,911,124	$11,176,326

Research and development expenses for the nine months ended September 30, 2023 totaled $8.9 million, a decrease of $2.3 million, or 20%, as compared to $11.2 million recorded for the nine months ended September 30, 2022. The increase in personnel-related expenses was primarily due to salary increases and costs related to staff additions made throughout 2022 mainly related to the ramp up for the Mydcombi launch. The decrease in direct clinical and non-clinical expenses was primarily due to the VISION-2 study being concluded in 2022 and the decrease in the use of external consultants. In addition, the decrease in direct clinical expenses related to an increase in supplies and materials expenses resulting from the prospective change in the nature of the accounting for the Gen 2.0 device from a clinical expense to a supply expense.The decrease in non-cash stock-based compensation expenses was primarily due to the change in the allocation percentages applied to research and development expenses and general and administrative expenses beginning in January 2023. This resulted primarily from a change in the role of an individual from a senior executive officer role to an advisory role.

General and Administrative Expenses

	For the Nine Months Ended September 30,
	2023	2022
Salaries and benefits	$2,960,978	$2,834,306
Professional fees	2,108,656	3,061,990
Stock-based compensation	1,278,607	1,436,177
Insurance expense	708,639	789,629
Sales and marketing	600,869	905,243
Facilities expense	359,057	342,590
Director fees and expense	300,625	294,375
Other	711,337	698,597
	$9,028,768	$10,362,907

General and administrative expenses for the nine months ended September 30, 2023 totaled $9.0 million, a decrease of $1.3 million, or 13%, as compared to $10.4 million recorded for the nine months ended September 30, 2022. The decrease was primarily attributable to a decrease in professional fees which resulted from legal and recruiting expenses associated with the addition of new directors in 2022 that were not incurred in the first half of 2023. The decrease in sales and marketing expense primarily resulted from the decrease in promotional expenses.

Other Income (Expense), Net

Net other expense for the nine months ended September 30, 2023 totaled $1.4 million, an increase of $1.0 million, or 289%, as compared to $0.3 million for the nine months ended September 30, 2022. The increase was primarily due to a $1.2 million increase in interest expense and a $0.4 million increase in the provision for clinical supply returns, partially offset by a $0.5 million increase in interest income.

Liquidity and Capital Resources and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$20,702,212	$22,863,520

Working capital	$19,984,738	$23,130,178

Notes payable (gross)	$15,637,500	$10,425,000

Since inception, we have experienced negative cash flows from operations. As of September 30, 2023, our accumulated deficit since inception was $137.5 million.

As of September 30, 2023, we had a cash and cash equivalents balance of $20.7 million, working capital of $20.0 million and stockholders’ equity of $15.8 million. As of September 30, 2023 and December 31, 2022, we had $15.6 million and $10.4 million, respectively, of debt outstanding.

These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q were issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce general and administrative and sales and marketing costs in order to conserve our cash.

During the nine months ended September 30, 2023 and 2022, our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2023 was $17.5 million, which includes cash used to fund a net loss of $19.3 million, reduced by $3.7 million of non-cash expenses, plus $2.0 million of cash used to fund changes in operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2022 was $19.7 million, which includes cash used to fund a net loss of $21.9 million, reduced by $3.4 million of non-cash expenses, plus $1.2 million of cash used to fund changes in operating assets and liabilities.

Cash used in investing activities for the nine months ended September 30, 2023 was $3.8 million, which was related to $2.7 million of purchases of property and equipment and a $1.1 million cash investment in an intangible asset. Cash used in investing activities for the nine months ended September 30, 2022 was $0.6 million, which was related to purchases of and vendor deposits for property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2023 totaled $19.2 million, which was attributable to $12.0 million of gross proceeds received from the August 2023 Offering, $4.1 million of gross proceeds from our At-the-Market Offering Program and $5.0 million of gross proceeds from the additional tranche under the Loan and Security Agreement. This was slightly offset by the repayment of $0.6 million of notes payable in connection with the D&O Loan, $1.1 million of August 2023 Offering cash issuance costs, $0.1 million of the At-the-Market offering issuance costs and $0.1 million of issuance costs related to the additional tranche under the Loan and Security Agreement. Net cash provided by financing activities for the nine months ended September 30, 2022 totaled $18.2 million, which was attributable to $19.1 million of gross proceeds received from the March 2022 Offering (as defined in our 2022 Form 10-K, as amended by our 2022 Form 10-K Amendment) and the At-the-Market Offering Program. This was slightly offset by the repayment of $0.7 million of notes payable in connection with the D&O Loan and the $0.2 million payment of issuance costs related to the March 2022 Offering and the At-the-Market Offering Program.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay: (a) $3.1 million to settle our September 30, 2023 accounts payable, accrued compensation, and accrued expenses and other current liabilities; (b) $0.4 million relating to our non-cancelable operating lease commitments; and (c) $3.3 million of potential payments due under our notes payable. In addition, we would be required to pay an aggregate of $1.5 million of executive severance pay under the provisions of our executive employment agreements with three executive officers, in the event that their respective employment with us were to be terminated without cause or if there is an involuntary termination (as defined in the agreement).

After twelve months we have commitments to pay an additional $1.4 million relating to our non-cancelable operating lease commitments and notes payable in the amount of $12.3 million.

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

Critical Accounting Policies and Estimates

For a description of our critical accounting policies, including critical accounting estimates, see Item 7 – Critical Accounting Policies in our 2022 Form 10-K, as amended by our 2022 Form 10-K Amendment.

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

There have been no material changes to our critical accounting policies and estimates from those disclosed in our financial statements and the related notes and other financial information included in our 2022 Form 10-K, as amended by our 2022 Form 10-K Amendment, except as disclosed below:

(a)

Inventories - Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales. The Company will periodically review for slow-moving, excess or obsolete inventories.

(b)

Intangible Assets - The application of the guidance in ASC 805 (“Business Combinations”) on accounting for business combinations can differ significantly depending on whether the acquired entity is considered a “business” or an “asset.” A determination of whether the transaction represented an asset acquisition or a business combination must be made. Pursuant to ASC 350 (“Intangibles – Goodwill and Other”), the payment made for the intangible asset will be capitalized as an intangible asset over the useful life of the intangible asset.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our 2022 Form 10-K, as amended by our 2022 Form 10-K Amendment.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Recent Sales of Unregistered Securities

On August 15, 2023, we entered into the License with Formosa whereby we acquired the exclusive U.S. rights to commercialize the Licensed Product for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Licensed Product. Among other consideration, in connection with the License, we issued to Formosa 487,805 shares of the Company’s common stock valued at $1,000,000. The shares issued to Formosa were issued pursuant to Section 4(a)(2) of the Securities Act. The Company did not receive any proceeds from the issuance of common stock to Formosa.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or officers, or the Company, adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934 or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022
4.1	Form of Warrant	8-K	001-38365	4.1	August 29, 2023
4.2	Form of Pre-Funded Warrant	8-K	001-38365	4.2	August 29, 2023
10.1#	License Agreement, dated August 15, 2023, by and between Eyenovia, Inc. and Formosa Pharmaceuticals, Inc.	—	—	—	Filed herewith
10.2	Securities Purchase Agreement, dated August 24, 2023	8-K	001-38365	10.1	August 29, 2023
10.3	Warrant Amendment Agreement, dated August 24, 2023	8-K	001-38365	10.2	August 29, 2023
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
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

#Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) is the type of information that the Company treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

Date: November 13, 2023	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial Officer)