Form 10-K
period 2023-12-31
EYENOVIA, INC.
filed 2024-03-18
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Emerging growth company ☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2023 (based on the closing price of $2.37 on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter), was approximately $88.0 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 47,386,349 as of March 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders currently scheduled to be held on June 12, 2024 are incorporated by reference into Part III hereof.

Eyenovia, Inc.

Form 10-K

For Year Ended December 31, 2023

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We might not be able to continue as a going concern, which would likely cause our stockholders to lose most or all of their investment.
●	We will need to raise additional capital in order to continue developing our product candidates and to manufacture and commercialize them and Mydcombi and clobetasol propionate ophthalmic suspension 0.05% (“clobetasol propionate”), currently our only FDA-approved commercial products.
●	We have incurred operating losses since our inception. We expect to continue to incur losses for the foreseeable future and might never achieve or maintain profitability.
●	Our relatively short operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.

Risks Related to Development and Commercialization of Our Products and Product Candidates

●	Our ability to achieve profitability is highly dependent on the commercial success of Mydcombi and clobetasol propionate, and to the extent Mydcombi and/or clobetasol propionate is not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.
●	We are dependent on our ability to successfully commercialize our products and our and our licensees’ ability to develop, obtain marketing approval for and successfully commercialize our future product candidates.
●	Delays in the commencement or completion of clinical testing of product candidates we are developing or may develop in the future may occur and could result in significantly increased costs and longer timelines and could impact our ability to ever become profitable.
●	Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval and limit the commercial profile of an approved label, and such side effects or other properties could result in significant negative consequences following any marketing approval of any of our product candidates.
●	We might not be able to develop any additional marketable products utilizing our technology and we might not be able to identify and successfully implement an alternative product development strategy.
●	If the market opportunities for our products and product candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.
●	The commercial success of our products and product candidates will depend in large part on the degree of market acceptance among ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community.

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

●	The regulatory approval processes of the U.S. Food and Drug Administration, or FDA, and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable. If we are not able to obtain required regulatory approval for any of our current or future product candidates, our business may be materially and adversely affected.
●	If we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

Risks Related to Our Business Operations and Managing Growth

●	We are highly dependent on the services of our senior management team, including our Chief Executive Officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical, scientific and sales personnel, our business will be harmed.
●	We have limited corporate infrastructure and may experience difficulties in managing growth.

Risks Related to Our Dependence on Third Parties

●	We rely on third parties to conduct, supervise, and monitor our clinical trials and perform some of our research and preclinical studies. If these third parties do not satisfactorily carry out their contractual duties or fail to meet expected deadlines, our development programs may be delayed or subject to increased costs, each of which may have an adverse effect on our business and prospects.
●	We may encounter delays in the manufacturing of the second generation Optejet device, including as a result of our reliance on third parties for manufacturing activities, and this may cause delays in the commercialization of our products and our product candidatess. Any such delays would increase the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development and commercialization efforts.
●	If we, our service providers or our third-party manufacturers fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

Risks Related to Our Intellectual Property and Potential Litigation

●	Our success depends on our ability to protect our intellectual property and proprietary technology.
●	Our patents covering our proprietary technology may be subject to challenge, narrowing, circumvention and invalidation by third parties.
●	We cannot be sure that we were the first to make the technologies claimed in our patents or patent applications or that we were the first to file for patent protection.

●	The patent application process is subject to numerous risks and there can be no assurance that we will be successful in obtaining patents for which we have applied.
●	Obtaining and maintaining patent protection of our technologies depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	We may become involved in lawsuits to protect or enforce our patents or other intellectual property, which could be expensive, time consuming and unsuccessful.
●	If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

Risks Related to Ownership of Our Common Stock

●	A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
●	The price of our common stock has been, and may continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
●	We have broad discretion in the use of our cash, including the net proceeds from our financings, and might not use them effectively.

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

Overview

We are an ophthalmic technology company commercializing Mydcombi™ (tropicamide and phenylephrine HCL ophthalmic spray) for inducing mydriasis for routine diagnostic procedures and in conditions where short term pupil dilation is desired, preparing for the commercialization of clobetasol propionate ophthalmic suspension 0.05% (“clobetasol propionate”), for the treatment of post-operative inflammation and pain following ocular surgery, and developing the Optejet® delivery system both for use in combination with our own drug-device therapeutic programs and for out-licensing for use in combination with therapeutics for additional indications. Our aim is to improve the delivery of topical ophthalmic medication through the ergonomic design of the Optejet which facilitates ease-of-use and delivery of a more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes.

The ergonomic and functional design of the Optejet allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle to administer medications. Drug is delivered in a microscopic array of droplets faster than the blink reflex to help ensure instillation success. The precise delivery of a low-volume columnar spray by the Optejet device minimizes contamination risk with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%.

A more physiologically appropriate volume of medication in the range of seven to nine microliters is delivered by the Optejet, which is approximately one - fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. Lower volume of medication exposes the ocular surface to less active ingredient and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drug to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye.

We are developing versions of the Optejet with on-board digital technology that records the date and time of each use. These data may be used to provide reminders via Bluetooth to smart devices and to allow healthcare practioners to monitor usage. This information can then be used by practitioners and health care systems to measure treatment compliance and improve medical decision making. In this way, the Optejet could serve as an extension of the physician’s office by providing information that is not currently possible to collect except through the use of diaries.

Our drug-device product line includes Mydcombi (tropicamide and phenylephrine HCL ophthalmic spray), clobetasol propionate, and therapeutic programs MicroPine (atropine ophthalmic spray) and MicroLine (pilocarpine ophthalmic spray). MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a disease associated with pathologic axial elongation of the eye and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our Investigational New Drug application (“IND”) to initiate the CHAPERONE study to reduce the progression of myopia in children. The first patient was enrolled in the CHAPERONE study in June 2019.

On October 9, 2020, we entered into a license agreement (the “Bausch License Agreement”) with Bausch + Lomb (“B+L”), pursuant to which B+L had the rights to develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we were eligible to receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. B+L also agreed to pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, B+L assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study.

On January 12, 2024, we entered into a subsequent agreement with B+L to repatriate our rights to MicroPine and take control of the CHAPERONE study. In this agreement, we agreed to pay B+L $2 million in cash and an additional $3 million in common stock upon successful transfer of the regulatory documents and study elements to Eyenovia. We also agreed to pay B+L a 2% royalty on net sales once MicroPine is commercialized in the United States, assuming receipt of regulatory approvals. We believe that this new arrangement is in our and our shareholders’ best interests, as it may substantially increase the value of the asset significantly through potential improvements in the conduct of the study, including a planned interim analysis of the data in late 2024.

We have also successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, as well as the construction of our new manufacturing facility in Reno, Nevada and the construction of our own fill and finish facility in Redwood City, California. We have received FDA clearance for using both Coastline International and our Redwood City facility for the production of Mydcombi cartridges, and FDA clearance for using our Reno facility for the production of technical elements such as the base unit for the Optejet device.

MicroLine is our investigational pharmacologic treatment for presbyopia, a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. There are two FDA-approved treatments for presbyopia which use pilocarpine, the same drug used in our investigational product. We have completed two Phase III studies using our Optejet® device. In these studies, patients reported high satisfaction with using the device, and a strong preference over using an eye dropper bottle. We released positive top-line results from VISION-2 in the fourth quarter of 2022. We are now planning to meet with the FDA in mid-2024 to discuss a transition of the product to our new Gen-2 Optejet device, which has a significantly lower cost to manufacture than the first generation device.

Mydcombi is our fixed combination formulation of tropicamide-phenylephrine for inducing mydriasis for diagnostic procedures and in conditions where short term pupil dilation is desired. Mydcombi is a novel approach for the over 106 million office-based comprehensive and diabetic eye exams and 7 million ocular surgeries performed every year in the United States. As the only FDA-approved fixed combination of the two leading mydriatic agents in the United States and as an ophthalmic spray, Mydcombi may present a number of benefits for ophthalmic surgical centers, optometric and ophthalmic offices and patients. Those benefits may include improved cost-effectiveness in centers that employ single-use bottles for mydriasis, more efficient use of office time and resources, and an overall improved doctor-patient experience. We are currently commercializing the product starting with a targeted launch and continuing to expand during 2024, when we expect our ten sales representatives and internal manufacturing capabilities to come on-line.

On August 10, 2020, we entered into a license agreement with Arctic Vision (as amended on September 14, 2021, the “Arctic Vision License Agreement”) pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”). In addition, we may receive up to a total of $37.7 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from Eyenovia or, for such products not supplied by Eyenovia, pay a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to an exclusive license agreement with Senju dated March 8, 2015, as amended (the “Senju License Agreement”).

In addition to our own development programs, on August 15, 2023, we entered into a license agreement (the “License”) with Formosa Pharmaceuticals Inc. (“Formosa”), whereby we acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate, which was approved by the U.S. Food and Drug Administration (“FDA”) on March 4, 2024. On March 13, 2024, the NDA for the product was transferred from Formosa to Eyenovia. The License will remain in effect for ten years from the date of the first commercial sale of clobetasol propionate, unless earlier terminated. We paid Formosa an upfront payment in an aggregate amount of $2,000,000 which consisted of (a) cash in the amount of $1,000,000 and (b) 487,805 shares of common stock valued at $1,000,000. We also capitalized $122,945 of transaction costs in connection with the License. In addition, we must pay Formosa up to $4 million upon the achievement of certain development milestones and up to $80 million upon the achievement of certain sales milestones.

We are in active discussions with manufacturers of existing and late-stage ophthalmic medications to explore whether development with the Optejet technology can solve unmet medical and business needs. Some of those business needs could include extension of exclusivity under the Optejet patents, improvement in a drug’s tolerability profile, or potential improvement in treatment compliance.

The following summarizes our product pipeline and anticipated milestones:

Product or Product Candidate	Indication	Next Expected Milestones
Mydcombi™	Pharmaceutical Mydriasis (Pupil Dilation)	Approved; Commercial Launch Underway
Clobetasol Propionate	Post Ocular Surgery Pain and Inflammation	Approved; Commercial Launch Pending
MicroLine	Improvement in Near Vision (Presbyopia)	Pre-NDA Meeting Mid-2024
MicroPine	Pediatric Myopia Progression (Near-Sightedness)	Phase III CHAPERONE Ongoing; Planned Phase III Interim Analysis Q4 2024

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

Improve clinical outcomes and patient experiences while providing an improved tolerability profile with our microdose therapeutics. We believe the Optejet will allow for high precision targeted microdosing for multiple eye treatments, while eliminating ophthalmic over-dosing and reducing ocular exposure to toxic preservatives and pharmacologic ingredients compared to conventional eye drop delivery mechanisms. Our clinical trials have demonstrated similar efficacy to eye drops, as well as improved side effect profile and enhanced patient experience with the Optejet as compared to conventional eye drops.

Leverage our Optecare ™ technology to introduce and develop patient-specific compliance and treatment adherence enhancement programs. The Optejet’s mobile e-health technology is designed to track when a patient administers treatments, allowing physicians to monitor patient compliance more accurately. We believe this could enhance patient compliance and improve compliance monitoring by empowering patients and physicians with access to dynamic, real-time monitoring and compliance data for a more intelligent, informed and personalized therapeutic paradigm.

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

Our Solution: The Optejet

Gen-1	Gen-2	In Use

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

The FDA has determined that our Optejet products are treated as combination drug/device products, with CDER as the lead reviewing center. As such, we do not anticipate needing separate FDA approval for the Optejet dispenser alone.

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

Speed of delivery: Our piezo-print technology is similar to high-precision ink-jet printing. Unlike a simple aerosolized mechanism, the Optejet is designed with ejection control that creates a fast and targeted micro-jet delivery. Solution is dispensed to the ocular surface in less time than the average involuntary blink reflex from the time the first droplet hits the corneal surface to the completion of dose delivery.

Smart electronics: A key feature of the Optejet is the embedded electronic, Bluetooth enabled Optecare system, which we believe is the first intelligent electronic delivery system for ophthalmic therapies. Our electronic functions are designed to enable patients and physicians to track when doses are administered. We believe this technology will improve compliance and chronic disease management by empowering patients and physicians with access to dynamic, real time monitoring and compliance data for a more intelligent and personalized therapeutic paradigm. Recent changes in payment codes may now provide a way for healthcare providers to bill for this important service.

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

Our Product and Product Candidates

Eyenovia currently has two FDA-approved products, Mydcombi and clobetasol propionate, and two research programs: MicroLine (for presbyopia) and MicroPine (for progressive myopia).

Mydcombi

Mydcombi is the only FDA-approved fixed combination of the two leading pupil dilation drugs, tropicamide and phenylephrine, delivered with our Optejet technology. The product is indicted to induce mydriasis (pupil dilation) for routine diagnostic procedures and in conditions where short term pupil dilation is desired. There are approximately 106 million estimated office-based comprehensive and diabetic eye exams and seven million ophthalmic surgical dilations performed every year in the United States. The benefits of Mydcombi include effective, reliable dilation with low risk of cross-contamination as compared with eye dropper bottles, ease of use for technicians and doctors, and good tolerability for patients. We believe the market for Mydcombi exceeds $250 million in the United States alone.

Background of Mydriasis and Market Opportunity

There are an estimated 106 million topical mydriatic applications performed every year as a required part of the comprehensive dilated eye exam and standard retina fundoscopy for diabetic retinopathy screening, macular degeneration evaluation, glaucoma optic disc evaluation and many other back-of-the-eye conditions. There are an additional estimated four million applications for ocular surgery. Most optometrist and ophthalmologist offices maintain bottles of both phenylephrine and tropicamide eyedrops and use the drops in combination. Each bottle is used on multiple patients, which carries a risk of contamination and ocular infection. The bottles are purchased directly from suppliers and are not subject to insurance reimbursement. Our combination therapy allows the purchase of one product for eye dilation. Additionally, the Optejet does not come in direct contact with the eye, thus minimizing the risk of infection.

Most dilated eye exams require the sequential administration of two separate topical pharmacologic agents/drops (tropicamide, followed by phenylephrine). All current mydriatic formulations use conventional macrodose drop delivery (30–50 µL), which can significantly overdose the ocular surface whose physiologic capacity is only 6–8 µL. Studies demonstrate that standard macrodosed pharmacologic dilation is associated with significant ocular discomfort and mild-moderate eye pain. On the standard visual analogue scale for pain, such discomfort can exceed the levels of pain associated with a flu vaccine subcutaneous injection. Additionally, there are systemic safety concerns with mydriatic macrodosing for retinopathy of prematurity retinal screening and pediatric dilated eye exams. Studies comparing microdosed phenylephrine and cyclopentolate to traditional eye drops (30–50 µL drop size) in premature babies and in full-term infants have shown equivalent pupil dilation with drop sizes ranging from 5–8 µL while reducing systemic levels by more than 50%.

Pharmacologic mydriasis: dilated pupil after application

Efficacy and Safety

The above diagram represents the pooled data (MIST-1 and MIST-2) from the approved labeling for Mydcombi. The graph summarizes pupil diameter over time. Vertical bars show 95% confidence interval for the mean at each point. Smooth curves are based on 8 degrees of freedom (df) generalized additive model (GAM) smooth through time, adjusting for baseline pupil diameter. Confidence intervals are not adjusted for correlation.

Mydcombi (TR-PH) was statistically and clinically superior to its components (TR – tropicamide, PH – phenylephrine) as well as placebo at all timepoints post-dosing. By twenty minutes post-dosing, the mean pupil dilation was above 6mm, more than sufficient for a thorough clinical examination.

All adverse events were transient and mild and occurred in fewer than 2% of patients.

Commercial Plans

We plan to hire a ten-person sales team, managed by two experienced sales directors, to promote Mydcombi directly to institutions and key ophthalmic and optometric offices. We have obtained wholesale licenses nation-wide and will be handling distribution internally to maintain control over the product and help ensure a good experience for this novel technology. Ordering and reordering will be managed on-line at EyenoviaRx.com.

Clobetasol Propionate

We have licensed this topical ocular steroid from Formosa Pharmaceuticals and will have commercial rights to this product within the United States. The product was approved by the FDA on March 4, 2024. This unique post-ocular surgery steroid is the first product developed using Formosa’s proprietary APNT nanoparticle formulation platform, which reduces an active pharmaceutical ingredient’s particle size with high uniformity and purity, thereby allowing penetration to relevant compartments in the eye, and ultimately enhancing bioavailability.

Clobetasol propionate will be the first new steroid in this market in over 15 years, and one of the few that is dosed twice-daily (instead of up to 4 times daily) without the need to taper dosing over a 14 day course of therapy. With 7 million ocular surgeries conducted annually in the United States, we estimate the market opportunity for this product to be over $200 million.

In clinical studies, clobetasol propionate was very effective, with approximately 90% of patients experiencing zero pain towards the end of therapy. Adverse events were few and mild, including 1% of patients experiencing elevated intraocular pressure, which may have been related to the surgery itself.

We plan to leverage our Mydcombi sales team to also cover promotion of this new, differentiated eye drop, with an anticipated launch in the second half of 2024.

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

Reducing pupil size with pilocarpine has been shown to improve near visual acuity in individuals who have presbyopia. In one clinical study, subjects aged 45‒50 years who bilaterally self-administered both pilocarpine 1% and diclofenac 0.1% eyedrops every six hours during the day for up to five years reported good improvement in near vision without compromising distance vision. Thus, pilocarpine’s miotic effect may be useful in treating the increasingly compromised near vision that parallels the development of presbyopia.

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

MicroPine

A key therapeutic program for Eyenovia is our first-in-class topical treatment for pediatric progressive myopia, a disease reaching epidemic proportions according to the American Academy of Ophthlmology.

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

Our MicroPine program involves the development of a micro-formulation (dilute and low volume) of atropine ophthalmic solution for reduction of myopia progression in children. Delivered with the Optejet dispenser, the product is also intended to make use of the Optejet’s Optecare system to assist with compliance and adherence. The potential market opportunity for MicroPine in the United States alone may be $1.2 billion, according to third party analysts.

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

We expect that over half of the intended enrollment of CHAPERONE will have reached the three-year efficacy endpoint in late 2024. At that time, we plan to discuss an interim analysis with the FDA to determine if there is a more efficient pathway towards approval for the product.

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

Sales and Marketing

We are building a sales and distribution organization that will be staged to match with our planned product launches and size of the opportunities. We have hired and plan to deploy ten sales representatives and two national sales directors who will focus on the promotion of Mydcombi as well as clobetasol propionate. We have also built the infrastructure to act as a wholesaler for Mydcombi, and will be partnering with an online pharmacy for the launch of clobetasol propionate. Our management team and directors, which are leading the commercialization planning of our lead product candidates in the United States, have substantial experience in the commercialization of ophthalmic therapeutics.

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

Clobetasol propionate is our second product for commercialization. Like Mydcombi, clobetasol will also be “cash-pay,” negating the need for infrastructure focused on managed care reimbursement. Clobetasol will be sold in two ways: (1) prescribed by ocular surgeons to patients through an online pharmacy, and (2) purchased directly from Eyenovia by offices who sell the medication directly to their patients as part of their overall fee.

MicroLine, if approved, would again be “cash-pay”. If we decide to pursue approval, and receive approval, for this product, we would expand our sales force in the United States and focus on promotion in the optometrist office. We also plan to leverage the experience that these offices have had with Mydcombi to speed acceptance and prescribing of MicroLine to appropriate patients.

MicroPine is our fourth expected product for commercialization. MicroPine is planned to be launched as a reimbursed product, similar to glaucoma medications, where formulatory position is obtained through negotiations with payers. We would make use of our planned sales force calling on optometrists, many who have a specialty in treating pediatric progressive myopia.

Manufacturing

For clinical supply, Eyenovia relies on internal manufacturing capabilities along with third-party contract manufacturing organizations (CMOs) to produce the Optejet® cartridges and bases. In order to streamline our manufacturing process and reduce costs, Eyenovia has invested in two of its own facilities, one in Redwood City, CA that was recently FDA-approved for Mydcombi cartridge production, and one in Reno, NV that has recently been FDA-approved for ejector and base unit manufacturing. We also use a CMO, Coastline International in Mexico, for production of certain subassemblies as well as a CMO for the production of our drug substances. We are currently developing and manufacturing the second generation of our device, and we expect our strategy for moving from the first to the second generation device to be the subject of an FDA meeting this summer. Assuming we come to an agreement with the FDA to demonstrate comparability between the two devices, this should provide a path for Eyenovia to introduce the second generation platform to the commercial market in 2026.

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

For clobetasol propionate, there are several steroid options in this field, but we are not aware of any product with the combination of dosing, efficacy and safety attributes that our product will have. Additionally, we believe our “value pricing” approach, where patients can expect to pay a fixed amount regardless of their insurance coverage or status, will further differentiate us in this market.

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

We are currently engaged in an appeal taken from three inter partes review (“IPR”) proceedings successfully challenging the validity of certain patents owned by Sydnexis, Inc. The Patent Trial and Appeal Board instituted IPR2022-00384, filed by Eyenovia on December 29, 2021 and challenging claims in U.S. Patent No. 10,842,787; and IPR2022-00414 and IPR2022-00415, both filed by Eyenovia on January 7, 2022, and challenging claims in U.S. Patent Nos. 10,940,145 and 10,888,557, respectively. All three IPR proceedings were instituted and then consolidated for trial. On July 13, 2023, the Board determined in a final written decision that all claims across the three challenged Sydnexis patents were unpatentable. Sydnexis subsequently appealed to the U.S. Court of Appeals for the Federal Circuit, and briefing is currently in progress, with a decision anticipated in 2025.

Patents

As of December 31, 2023, we owned seventeen U.S. issued and allowed utility patents or design patents, and ten pending U.S. patent applications, as well as 97 issued foreign patents, and 26 pending foreign patent applications, and one pending international PCT application.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Our Mydcombi, MicroLine and clobetasol propionate product candidates are intended as “cash pay” and therefore are not likely subject to the significant uncertainty that exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. The sales of MicroPine, however, would likely depend in part on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

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

Human Capital Resources

As of March 15, 2024, we had 57 total employees. All 57 are full-time employees and there are no part-time employees. We also engage various consultants and contractors.

We consider our relations with our employees to be good. To successfully commercialize our product candidates, we must be able to attract and retain highly skilled personnel. We anticipate hiring additional employees during 2024. We continually evaluate the business need and opportunity and balance in-house expertise and capacity with outsourced expertise and capacity. Currently, we outsource substantial clinical trial work to clinical research organizations and manufacturing to contract manufacturers.

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

Information About Our Directors and Executive Officers

Name	Position
Tsontcho Ianchulev, M.D., M.P.H.	Chairman and Director of Eyenovia
Michael Geltzeiler	Director of Eyenovia
Rachel Jacobson	Director of Eyenovia and President of the Drone Racing League (DRL)
Charles Mather	Director of Eyenovia
Ram Palanki, Pharm.D.	Director of Eyenovia and Executive Vice President of Commercial Strategy & Operations at REGENXBIO Inc.
Ellen Strahlman, M.D., MHSc	Director of Eyenovia
Michael Rowe	Chief Executive Officer and Director of Eyenovia
John Gandolfo	Chief Financial Officer and Secretary of Eyenovia
Bren Kern	Chief Operating Officer of Eyenovia

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

Our audited financial statements for the year ended December 31, 2023 were prepared under the assumption that we would continue as a going concern. However, we have concluded that there is substantial doubt about our ability to continue as a going concern, therefore our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2023, indicating that, without additional sources of funding, our cash at December 31, 2023 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 – Summary of Significant Accounting Policies – Liquidity and Going Concern of our financial statements included within this Annual Report on Form 10-K. However, management cannot assure you that our plans to raise additional capital will be successful. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

We will need to raise additional capital in order to continue developing our product candidates and to manufacture and commercialize them as well as Mydcombi and clobetasol propionate, currently our only FDA-approved commercial products. Such funding might not be available on acceptable terms, or at all. Failure to obtain this necessary capital may force us to delay, limit or terminate certain of our product development and commercialization efforts or to continue operations.

We require substantial additional funding to continue our research and development activities. We also need substantial funding to advance manufacturing and commercialization, and fund our operating expenses and other activities into next year. If additional capital is not available when needed, including because of general market conditions, we may need to significantly scale back or reprioritize our research and development activities, manufacturing and commercialization plans, and potentially even cease our operations.

We will require substantial funds to discover, develop, protect and conduct research and development for our product candidates, including preclinical testing for future product candidates and clinical trials of any of our product candidates, and to manufacture and market any products that are or may be approved for commercial sale. Even if we are successful in raising additional capital, such funds may prove to be insufficient for these activities. Our financing needs may change substantially because of research and development, manufacturing and commercialization-related costs, competition, clinical trials and costs arising from additional regulatory approvals. We might not succeed in raising needed additional funds. The timing of our need for additional funds will depend on a number of factors, which factors are difficult to predict or may be outside of our control, including:

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

If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, research programs, Mydcombi, clobetasol propionate or product candidates, or grant licenses on terms that might not be favorable to us.

The terms of our Loan and Security Agreement with Avenue Capital Management II, L.P. and the lenders listed therein require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 22, 2022, we entered into a Loan and Security Agreement with Avenue Capital Management II, L.P. and related entities (together, “Avenue”) (the “Loan and Security Agreement”) that is secured by a lien on all of our assets. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, Avenue may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, Avenue’s right to repayment would be senior to the rights of the holders of our common stock. Avenue could declare an event of default upon the occurrence of any event that could reasonably be expected to result in what they interpret as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by Avenue of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We have incurred operating losses since our inception. We expect to continue to incur losses for the foreseeable future and might never achieve or maintain profitability.

We have incurred net losses of approximately $145.5 million since inception, have not generated any significant product sales revenue and have not achieved profitable operations. Our net losses were approximately $27.3 million and $28.0 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. It could be a year or more, if ever, before we achieve profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue the ongoing development of our product candidates;
●	seek marketing approvals for our current and future product candidates that successfully complete clinical trials;
●	continue to develop a sales, marketing and distribution infrastructure to commercialize Mydcombi, clobetasol propionate and any other product candidate for which we may obtain marketing approval;
●	develop, maintain, expand and protect our intellectual property portfolio;
●	implement additional operational, financial and management systems;
●	attract, hire and retain additional administrative, clinical, regulatory and scientific personnel; and
●	initiate preclinical studies and clinical trials for any additional product candidates that we may pursue in the future.

Even if we are able to generate substantial revenues from the sale of our potential products, we might not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we might not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business or continue our operations. In addition, because of the numerous risks and uncertainties associated with product development, we are unable to predict the timing or amount of increased expenses, or when, or if, we will be able to achieve or maintain profitability.

Our relatively short operating history may make it difficult for investors to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in 2014, and our operations to date have been primarily limited to organizing and staffing our company, business planning, raising capital and developing our product candidates. We have entered into licensing agreements with Arctic Vision, for the development and commercialization of MicroPine, MicroLine and MydcombiTM in Greater China and South Korea, and Senju, for the development and commercialization of MicroPine, MicroLine and Mydcombi in Asia (other than Greater China and South Korea). Other than FDA approval of Mydcombi and clobetasol propionate, we have not yet demonstrated our ability to obtain marketing approval, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. We will need to transition from a company with a product development focus to a company capable of supporting commercial and manufacturing activities in the near future. We might not be successful in such a transition. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors during such transition. Consequently, any predictions about our future success or viability might not be as accurate as they could be if we had a longer operating history.

If we are unable to use carryforward tax losses or benefit from favorable tax legislation to reduce our taxes, our business, results of operations and financial condition may be adversely affected.

We have incurred significant net operating losses since our inception in July 2014. As of December 31, 2023, we had federal net operating loss carry-forwards of approximately $104.3 million, of which approximately $10.8 million will expire at various dates from 2034 to 2037 for federal purposes. If we are unable to use carryforward tax losses to reduce our future taxable basis for corporate tax purposes, our business, results of operations and financial condition may be adversely affected.

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

RISKS RELATED TO DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT AND PRODUCT CANDIDATES

Our ability to achieve profitability is highly dependent on the commercial success of Mydcombi and clobetasol propionate, and to the extent Mydcombi and clobetasol propionate are not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Mydcombi and clobetasol propionate are currently our only products that have been approved by FDA for commercial sale in the U.S. For the year ended December 31, 2023, we recorded net sales of Mydcombi of $3,787. Revenues from sales of Mydcombi have not been sufficient to fund our operations fully in prior periods and we cannot provide assurance that revenues from Mydcombi sales will be sufficient to fund our operations fully in the future. We will need to generate substantially more product revenue from Mydcombi and/or clobetasol propionate generate other revenue such as through sales of future approved products to achieve and sustain profitability. We may be unable to sustain or increase revenues generated from Mydcombi product sales for a number of reasons, including:

●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;
●	interruptions in supply of Mydcombi from our contract manufacturing partners;
●	the availability, relative price and efficacy of Mydcombi as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk;
●	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of Mydcombi outside of the U.S.; and
●	changed or increased regulatory restrictions in the U.S., E.U. and/or other foreign territories.

We are dependent on our ability to successfully commercialize our product Mydcombi and clobetasol propionate, and our ability to develop, obtain marketing approval for and successfully commercialize MicroPine, MicroLine, and any future product candidates. If we are unable to develop, obtain marketing approval for and/or successfully commercialize our products and product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

Apart from Mydcombi and clobetasol propionate, we currently have no products approved for sale and have invested a significant portion of our efforts and financial resources in the development of MicroPine for pediatric progressive myopia and MicroLine for presbyopia. Our prospects are substantially dependent on our and our licensees abilities to develop, obtain marketing approval for and successfully commercialize Mydcombi and clobetasol propionate and these product candidates.

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

If we are unable to develop, obtain marketing approval for or successfully commercialize our MicroPine and MicroLine product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

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

The commencement of clinical trials of our product candidates can be delayed for many reasons, including delays in:

●	obtaining required funding;
●	obtaining guidance or authorizations from the FDA or foreign regulatory authorities;
●	finalizing the trial design as a result of discussions with the FDA, other regulatory authorities or prospective clinical trial investigators or sites;
●	reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

●	obtaining sufficient quantities of our product candidates and other clinical trial material; or
●	obtaining IRB approval to conduct a clinical trial at a prospective site.

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

●	the severity and difficulty of diagnosing the disease under investigation;
●	the eligibility and exclusion criteria for the trial in question;
●	the size of the patient population and process for identifying patients;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	the design of the trial protocol;
●	the perceived risks and benefits of the product candidate in the trial in relation to other available therapies, including any new products that may be approved for the indications we are investigating;
●	the availability of competing commercially available therapies and other competing therapeutic candidates’ clinical trials for the disease or condition under investigation;
●	the willingness of patients to be enrolled in our clinical trials;
●	the risk that subjects enrolled in clinical trials will drop out of our trials before completion;
●	our ability to obtain and maintain clinical trial subject informed consents
●	the efforts to facilitate timely enrollment in clinical trials;
●	potential disruptions caused by geopolitical events such as the ongoing war between Russia and Ukraine or between Israel and Hamas;
●	the patient referral practices of physicians;
●	the ability to monitor subjects adequately during and after treatment; and
●	the proximity and availability of clinical trial sites for prospective subjects.

Inability to enroll a sufficient number of subjects for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials and we have limited influence over their performance.

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

We might not be able to develop any additional marketable products utilizing our technology and we might not be able to identify and successfully implement an alternative product development strategy.

The approach we have adopted to discover and develop product candidates is new and may never lead to marketable products other than Mydcombi and clobetasol propionate. We have concentrated our efforts on developing therapeutic product candidates utilizing new advanced technology for drug delivery. To our knowledge, no person or company has developed any therapeutic product utilizing the same technology and no such ophthalmic micro-therapeutic product other than Mydcombi and clobetasol propionate has been approved for marketing to date. We are leading a new field of ophthalmic micro-therapeutic research and development and the scientific discoveries that form the basis for our efforts to develop products are relatively new. The scientific evidence to support the feasibility of developing such products and treatments based on these discoveries is limited. Our focus solely on developing products utilizing our proprietary technology, as opposed to more traditional technology, increases the risks associated with investing in our stock. If we are unsuccessful in developing product candidates utilizing our technology or finding additional applications for our technology, we may be required to change the scope and direction of our product development activities. If we are not able to identify and successfully implement an alternative product development strategy, our business may fail.

If the market opportunities for Mydcombi and clobetasol propionate and our product candidates are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We are currently focusing efforts on commercializing our Mydcombi and clobetasol propionate products, and we have licensed commercialization rights to Mydcombi as well as MicroPine and MicroLine in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea to Arctic Vision (with Senju retaining such licensed rights in the rest of Asia). Our understanding of both the number of people who have needs for our products, as well as the subset of people who have the potential to benefit from our product and product candidates in varying countries, are based on estimates in published literature. While we believe these estimates are reasonable, they may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of mydriasis, progressive myopia and presbyopia. The number of patients in the United States and elsewhere may turn out to be lower than expected or these patients might not be otherwise amenable to our product or product candidates or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

The commercial success of Mydcombi and clobetasol propionate and our product candidates will depend in large part on the degree of market acceptance among ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community.

There can be no assurance that Mydcombi and clobetasol propionate will achieve commercial success or market acceptance and, even if we receive regulatory approval to market our product candidates, our product candidates might not gain market acceptance upon their commercial introduction, both of which could prevent us from becoming profitable.

We may have difficulties convincing the medical community, third-party payors and consumers to accept and use Mydcombi, clobetasol propionate and any of our product candidates that may be approved for commercialization in the future. Other factors that we believe will affect market acceptance of Mydcombi, clobetasol propionate and our product candidates, if approved, include:

●	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;
●	safety, efficacy and ease of administration of Mydcombi, clobetasol propionate or our product candidates;
●	the success of physician education programs;
●	the availability of any government and third-party payor reimbursement;
●	the pricing of Mydcombi, clobetasol propionate or our product candidates, particularly as compared to alternative treatment methods and medications;
●	the extent to which alternative treatment methods and medications are more readily available as compared to the availability of Mydcombi, clobetasol propionate or any product candidates that we may develop in the future; and
●	the prevalence and severity of any adverse effects.

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

We have limited resources for the manufacturing, sales, marketing and distribution of drug products. To achieve commercial success for Mydcombi, clobetasol propionate and the product candidates for which we may in the future obtain marketing approval, we will need to establish and maintain an adequate sales force, and additional manufacturing, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We received FDA approval for our primary Mydcombi manufacturing facility in February 2024, which we believe will allow us to expand and continue to build our manufacturing operations. However, we may encounter delays in the manufacturing process for Mydcombi that could delay the process of commercialization of the product, which could have a material negative effect on our revenues.

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

We are exposed to the risk of claims seeking monetary damages being filed against us for loss or harm suffered by participants of our clinical trials or for loss or harm suffered by users of Mydcombi, clobetasol propionate or any of our drug products that may receive approval for commercialization in the future. In either event, the FDA or the regulatory authorities of other countries or regions may commence investigations of the safety and effectiveness of any such clinical trial or commercialized drug, the manufacturing processes and facilities or marketing programs utilized in respect of any such clinical trial or drug. Such investigations may result in mandatory or voluntary recalls of any commercialized drug or other significant enforcement action such as limiting the indications for which any such drug may be used, or suspension or withdrawal of approval for any such drug. Investigations by the FDA or any other regulatory authority in other countries or regions also could delay or prevent the completion of any of our other clinical development programs.

Product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and to limit commercialization of any products that we develop.

We face an inherent risk of product liability exposure related to the use of Mydcombi, clobetasol propionate and our product candidates that we develop in human clinical trials. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for Mydcombi, clobetasol propionate or any product candidates or products that we develop;
●	injury to our reputation and significant negative media attention;
●	withdrawal of clinical trial participants;
●	significant costs to defend the related litigation;
●	substantial monetary awards to clinical trial participants or patients;
●	loss of revenue;
●	reduced time and attention of our management to pursue our business strategy; and
●	the inability to commercialize any future products that we develop.

Our insurance policies might not fully cover the risk of loss associated with our operations. We may need to increase our insurance coverage as we commercialize Mydcombi and clobetasol propionate and expand or undertake new our clinical trials for existing and future product candidates. Insurance coverage is increasingly expensive. We might not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In the event that we are required to pay damages for any such claim, we may be forced to seek bankruptcy or to liquidate because our asset and revenue base may be insufficient to satisfy the payment of damages and any insurance that we have obtained or may obtain for product or clinical trial liability might not provide sufficient coverage against potential liabilities.

We may not be able to successfully commercialize Mydcombi, clobetasol propionate and our product candidates, if approved, due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell Mydcombi, clobetasol propionate or our product candidates profitably.

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

We cannot be sure that reimbursement will be available for Mydcombi, clobetasol propionate or any product that we may commercialize in the future and, if coverage and reimbursement are available, what the level of reimbursement will be. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

For products administered by or under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself may or may not be available. Instead, the hospital or administering physician may be reimbursed only for providing the treatment or procedure in which our product is used. Further, from time to time, the Centers for Medicare & Medicaid Services, or CMS, the federal agency responsible for administering the Medicare program, revises the reimbursement amounts paid to health care providers, including the Medicare Physician Fee Schedule and Hospital Outpatient Prospective Payment System, which may result in reduced Medicare payments.

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

Prior to obtaining approval to commercialize any biologic product candidate in the United States or abroad, we must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or other foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical or preclinical studies and clinical trials may be interpreted differently by different regulatory agencies. Even if we believe the nonclinical or clinical data for MicroPine and MicroLine are promising, such data may be insufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for our products either prior to or after approval, or it may object to elements of our clinical development programs. This could result in substantial additional costs or delays in the development of our product candidates.

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

Of the large number of product candidates developed by pharmaceutical manufacturers, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized. The lengthy approval and marketing authorization process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval and marketing authorization to market MicroPine, MicroLine, or any of our future product candidates, which would significantly harm our business, financial condition, results of operations and prospects.

We have invested a significant portion of our time and financial resources in the development of our product candidates. Our business is dependent on our ability to successfully complete nonclinical and clinical development of, obtain regulatory approval for, and, if approved, successfully commercialize such product candidates in a timely manner.

Even if we receive approval of an NDA or foreign marketing application for MicroPine, MicroLine or any future product candidates, the FDA or the applicable foreign regulatory agency may grant approval or other marketing authorization contingent on the performance of costly additional clinical trials, including post-marketing clinical trials. The FDA or the applicable foreign regulatory agency also may approve or authorize for marketing a product candidate for a more limited indication or patient population than we originally request or may not approve or authorize the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval or other marketing authorization would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

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

MicroPine and MicroLine may be considered drug/device combinations and the process for obtaining regulatory approval in the United States will require compliance with complex procedures because concordance between two centers of the FDA (CDRH and CDER) is necessary for approval of combination products.

We anticipate that our product candidates in development, MicroPine and MicroLine, will be considered drug/device combination products because, like Mydcombi, they are also pre-filled or co-packaged ophthalmic drug dispenser products intended for use only with the Optejet dispenser. In October 2021, we received a CRL from the FDA, which in part informed us that pre-filled or co-packaged ophthalmic drug dispenser products like Mydcombi have been reclassified as drug-device combination products. If MicroPine or MicroLine are not also designated as drug-device combination products, or if either CDER or CDRH were to institute additional requirements for the approval of MicroPine or MicroLine, we could be required to complete clinical studies with more patients and over longer periods of time than is currently anticipated. This would significantly increase the anticipated cost and timeline to completion of MicroPine or MicroLine’s development and require us to raise additional funds. The FDA may determine that the results of our completed clinical trials are not sufficiently robust or convincing and require additional clinical and/or nonclinical studies prior to approval of MicroPine or MicroLine. The impact of either a change in the lead FDA review center or the imposition of additional, currently unanticipated requirements for approval could be significant to us and have a material adverse effect on the prospects for developing MicroPine or MicroLine, as well as on our business and our financial condition.

If we receive regulatory approval for any of our current or future product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if approved, could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered following approval. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

If the FDA or a comparable foreign regulatory authority approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, storage, advertising, promotion, import, export, recordkeeping, monitoring, and reporting of our product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product.

The FDA may require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third - party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

If we obtain FDA approval for any of our current or future product candidates in the United States, and although we have obtained FDA approval for Mydcombi and clobetasol propionate in the United States, we may never obtain approval for or commercialize Mydcombi, clobetasol propionate or any of our current or future product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

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

Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Other than Mydcombi and clobetasol propionate in the United States, we do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

We must comply with requirements concerning advertising and promotion for Mydcombi, clobetasol propionate and any product candidates for which we obtain marketing approval in the future. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA or comparable foreign regulatory and governmental authorities, Department of Justice, Office of Inspector General for the U.S. Department of Health and Human Services, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities grant regulatory approval for a product candidate, the regulatory approval is limited to those specific uses and indications for which a product is approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our current product candidates and any future product candidates, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, which may require additional nonclinical studies or clinical trials, and must abide by the FDA or a comparable foreign regulatory or governmental authority’s strict requirements regarding the content of promotion and advertising.

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

If we are found to have impermissibly promoted Mydcombi, clobetasol propionate or any of our current product candidates and any future product candidates, we may become subject to significant liability and government sanctions or enforcement actions. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In the United States, engaging in the impermissible promotion of Mydcombi or clobetasol propionate or, for our product candidates, following approval, for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting products for off-

label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

In the United States, the promotion of pharmaceutical products are subject to additional FDA requirements and restrictions on promotional statements. If the FDA determines that our promotional activities violate its regulations and policies pertaining to product promotion, it could request that we modify our promotional materials or subject us to regulatory or other enforcement actions, including issuance of warning letters or untitled letters, suspension or withdrawal of an approved product from the market, requests for recalls, payment of civil fines, disgorgement of money, imposition of operating restrictions, injunctions or criminal prosecution, and other enforcement actions. Similarly, industry codes in foreign jurisdictions may prohibit companies from engaging in certain promotional activities and regulatory agencies in various countries may enforce violations of such codes with civil penalties. If we become subject to regulatory and enforcement actions our business, financial condition, results of operations, stock price and prospects will be materially harmed.

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

Our relationships with customers, health care providers, physicians, prescribers, purchasers, third-party payors, charitable organizations and patients are subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which expose us to potential criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

As a result of our commercialization of Mydcombi, we are (and upon commercialization of our product candidates, will continue to be) subject to additional health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Health care providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the federal Anti-Kickback Statute, or the AKS, and the FCA, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act, or the ACA, was passed. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services, or HHS, as of January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

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

As of March 15, 2024, we had only 57 full time employees and we rely on third-party contractors for the provision of professional and other services. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial, legal and other resources. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing these growth activities. We might not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of our current and potential future drug candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenue could be reduced and we might not be able to implement our business strategy. Our future financial performance, our ability to successfully commercialize Mydcombi, clobetasol propionate and our drug candidates, develop a scalable infrastructure and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

In the ordinary course of our business, we collect and store sensitive data and intellectual property and proprietary business information owned or controlled by ourselves or our customers. This data encompasses a wide variety of business-critical information including research and development information, operational information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, faulty password management, lapses in compliance with privacy and security mandates, or other disruptions. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations.. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and further development of our product candidates could be delayed. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Our information technology systems may have vulnerabilities, and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks, such as ransomware attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers or expose sensitive customer data, or give rise to monetary fines and other penalties, which could be significant.

Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, phishing schemes, and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses.

Any such security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States and elsewhere where we conduct business, could result in enforcement actions by U.S. states, the U.S. federal government or foreign governments, liability or sanctions under data privacy laws that protect personally identifiable information, regulatory penalties, other legal proceedings such as but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our development programs, business operations and collaborations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, our insurance may be insufficient to cover our losses resulting from cyber-attacks, breaches, or other interruptions, and any incidents may result in loss of, or increased costs of, such insurance. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

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

We may encounter delays in the manufacturing of the second generation Optejet device, including as a result of our reliance on third parties for manufacturing activities, and this may cause delays in the commercialization of our products and our product candidatess. Any such delays would increase the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost, which could delay, prevent or impair our development and commercialization efforts.

We do not currently operate and might not be able to timely implement adequate internal manufacturing facilities for all of the components necessary for commercial production of Mydcombi. If we are unable to establish adequate manufacturing processes internally or to reach and maintain agreements with third parties to help us with manufacturing, our commercialization activities would be delayed. Reliance on third-party providers may expose us to more risk than if we were to manufacture our product candidates ourselves. We do not control the manufacturing processes of the third-party suppliers we contract with and are dependent on those third parties for the production of components of our product candidates in accordance with relevant applicable regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. If either we or our third-party suppliers fail to comply with these requirements, we may be subject to regulatory enforcement action, including the seizure of products and shutting down of production.

We do not currently have any agreements with third-party suppliers for the long-term commercial supply of components for Mydcombi. We may be unable to conclude agreements for commercial supply with a sufficient number of suppliers or may be unable to do so on acceptable terms. If we are unable to reach acceptable agreements with a sufficient number of suppliers of materials, our commercialization activities will be delayed and our ability to implement our business plan will be compromised.

Our manufacturing process is complicated and expensive and it requires months of advance planning. We rely on a limited number of manufacturers for our current supply of Mydcombi for commercialization. If we were unable to acquire the necessary amount of deliverables to meet market demand, our ability to commercialize could be delayed substantially.

Additionally, we do not currently operate and might not be able to timely implement adequate internal manufacturing facilities for all of the components necessary for clinical or commercial production of our product candidates. In addition, we rely on, and expect to continue to rely on, a number of third parties for the supply of parts, formulations, active pharmaceutical ingredients, and other materials required for our research and development activities. If we are unable to establish adequate manufacturing processes internally or to reach and maintain agreements with third parties to help us, our research and development, manufacturing, and commercialization activities would be delayed.

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

We or our third-party suppliers may encounter shortages in the raw materials or active pharmaceutical ingredients necessary to produce Mydcombi in sufficient quantities for commercialization or to meet an increase in demand, or, for our unapproved clinical products, our clinical trials, as a result of capacity constraints or delays or disruptions in the market for the raw materials or active pharmaceutical ingredients, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients by our competitors or others. The failure by us or our third-party suppliers to obtain the raw materials or active pharmaceutical ingredients necessary to manufacture sufficient quantities of Mydcombi and our product candidates may have a material adverse effect on our business.

Our third-party suppliers may be subject to inspection and approval by regulatory authorities. Our third-party suppliers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party suppliers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Mydcombi and product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize Mydcombi and our product candidates could suffer significant interruptions.

Any disruption, such as a fire, natural hazards or vandalism at our third-party suppliers could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative component supply sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to third-party suppliers occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our product candidates and any products that may obtain approval in the future. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities or under new processes in clinical trials or, for any products reaching approval, in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption, such as loss of potential sales of Mydcombi. For these reasons, a significant disruptive event of any third-party suppliers could have drastic consequences, including placing our financial stability at risk.

Mydcombi, clobetasol propionate and our product candidates and any drugs that we may develop may compete with other product candidates and drugs for access to manufacturing facilities. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and other applicable regulatory requirements and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future suppliers could delay clinical development or marketing approval.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our clinical or commercial demand for Mydcombi, clobetasol propionate or any of our product candidates, we could experience delays in our planned clinical studies or commercialization. For example, the COVID-19 pandemic may impact our ability to procure sufficient supplies for the development of our current and future product candidates, and the extent of such impacts will depend on the severity and duration of the spread of the virus and the actions undertaken to contain COVID-19 or treat its effects. We could be unable to find alternative suppliers of acceptable quality and experience that can produce and supply appropriate volumes at an acceptable cost or on favorable terms. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay commercialization of Mydcombi, clobetasol propionate and any other product candidates that reach approval, and our clinical trials, which would materially adversely affect our business, financial condition and results of operation.

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

Our commercialization and research and development activities, and the research and development activities of our service providers and third-party manufacturers, may involve the use of hazardous materials and chemicals or the maintenance of various flammable and toxic chemicals. Failure to adequately handle and dispose of these materials could lead to liabilities for resulting damages, which could be substantial. We also may be subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-home pathogens and the handling of bio-hazardous materials.

If we, our service providers, or any third-party manufacturers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could adversely affect our ability to develop, market and sell our product candidates successfully and could harm our reputation and lead to reduced acceptance of our product candidates. These enforcement actions may include:

●	restrictions on, or prohibitions against, marketing our products or our product candidates;
●	restrictions on importation of our products or our product candidates;
●	suspension of review or refusal to approve new or pending applications;
●	suspension or withdrawal of product approvals;
●	product seizures;
●	injunctions; and
●	civil and criminal penalties and fines.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 15, 2024, we had 47,386,349 shares of common stock outstanding, 10,926,554 shares of common stock issuable upon exercise of warrants, 6,154,595 shares of our common stock issuable upon exercise of options, 2,327,747 of shares issuable upon the conversion of convertible debt, 241,764 shares of common stock issuable upon the vesting and/or delivery of restricted stock units and $3.0 million in shares of common stock issuable to Bausch Health Companies Inc. upon achievement of certain regulatory milestones.

The price of our common stock has been, and may continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The stock market historically has experienced extreme price and volume fluctuations, such as those seen in 2023. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From our IPO in January 2018 through March 15, 2024, the per share trading price of our common stock has been as high as $10.74 and as low as $1.05. The per share trading price of our common stock might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

●	general economic, industry and market conditions, including as a result of the coronavirus pandemic and geopolitical events such as the ongoing war between Russia and Ukraine or between Israel and Hamas;
●	our ability to successfully manufacture and commercialize Mydcombi and clobetasol propionate;
●	our ability to successfully conduct clinical trials, submit NDAs and gain marketing approval for our product candidates;
●	results of clinical trials of our product candidates or those of our competitors;
●	the success of competitive products or technologies;
●	commencing, maintaining, or terminating of licensing agreements and other collaborations;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	the level of expenses related to any of our product candidates or clinical development programs;
●	the results of our efforts to discover, develop, acquire or in-license additional product candidates;

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors; and
●	the other factors described in this “Risk Factors” section.

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

We are an “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million as of the last business day of our most recently completed second quarter if our annual revenues are $100 million or more as of our most recently completed fiscal year, or until our public float exceeds $700 million as of the last business day of our most recently completed second quarter if our annual revenues are less than $100 million as of our most recently completed fiscal year.

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

Item 1C. Cybersecurity.

Information technology is important to our business operations, and we are committed to protecting the privacy, security and integrity of the data we use in our business, as well as our employee and clinical data. The Company has a comprehensive cybersecurity program in place for assessing, identifying and managing cybersecurity risks that is designed to protect its systems and data from unauthorized access, use or other security impact. This program is integrated into the Company’s overall Enterprise Risk Management and Resiliency process.

We continuously monitor and update our information technology networks and infrastructure to prevent, detect, address and mitigate risks associated with unauthorized access, misuse, computer viruses and other events that could have a security impact. We invest in industry standard security technology to protect the Company’s data and business processes against risk of cybersecurity incidents. Our data security management program includes identity, trust, vulnerability and threat management business processes, as well as adoption of standard data protection policies.

In terms of governance and oversight, the following is in place to enhance transparency and accountability in cybersecurity management:

Responsibility Assignment:

●	The Company’s Chief Operating Officer (COO) assumes a pivotal role in overseeing the cybersecurity risk management program. The COO collaborates with business leaders on the matters of cybersecurity across the Company.

Board Oversight:

●	Cybersecurity risks fall within the purview of the Audit Committee and, ultimately, the Board of Directors. Regular oversight and reviews occur at established intervals. The Audit Committee engages in discussions with the COO and Company management at least once a year, covering various aspects of cybersecurity risk management, including recent developments, evolving standards, vulnerability assessments, and the threat environment.

We measure our data security effectiveness by benchmarking against industry-accepted methods and we work to remediate any significant findings. We maintain and routinely test backup systems and disaster recovery and also have processes in place to prevent disruptions resulting from our implementation of new software and systems.

We have a comprehensive incident response plan to address cybersecurity incidents. Our incident response plan includes procedures for identifying, containing and responding to cybersecurity incidents and is subject to regular review and assessment to ensure that it is effective in protecting our information technology. To date, we believe that our cybersecurity program has been effective in protecting the confidentiality, integrity, and availability of its information; however, the Company cannot guarantee that its cybersecurity program will be successful in preventing all cybersecurity incidents. Further, we currently maintain a cyber insurance policy that provides coverage for security breaches; however, such insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyber-attacks and other related breaches.

We engage external parties, including consultants, computer security firms and risk management and governance experts, to enhance our cybersecurity oversight. In order to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers, we also have a third-party risk management program designed to help protect against the misuse of information technology by third parties and business partners, which includes certification of our major technology suppliers and any outsourced services through accepted security certification standards.

While we are regularly subject to cybersecurity attacks, ransomware and other security breaches, we have not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2023. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Item 2.   Properties.

Our principal executive offices are located in approximately 3,800 square feet of office space in New York City, NY. In addition, we lease approximately 12,000 square feet of office space in Reno, Nevada where we perform certain of our research and development activities. We also lease approximately 6,700 square feet for an operational commercial manufacturing facility in Redwood City, California and 4,600 square feet of office space in Laguna Hills, California for clinical, medical affairs and the commercial team offices.

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

Based upon information furnished by our transfer agent, at March 15, 2024, we had approximately 36 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based on, and should be read in conjunction with our financial statements for the years ended December 31, 2023 and 2022, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

Overview

We are an ophthalmic technology company commercializing Mydcombi™ (tropicamide and phenylephrine HCL ophthalmic spray) for inducing mydriasis for routine diagnostic procedures and in conditions where short term pupil dilation is desired, and clobetasol propionate ophthalmic suspension, for the treatment of post-operative pain and inflammation following ocular surgery, and developing the Optejet® delivery system both for use in combination with our own drug-device therapeutic programs and for out-licensing for use in combination with therapeutics for additional indications. Our aim is to improve the delivery of topical ophthalmic medication through the ergonomic design of the Optejet which facilitates ease-of-use and delivery of more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes.

The ergonomic and functional design of the Optejet allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle, to administer medications. Drug is delivered in a microscopic array of droplets faster than the blink reflex to help ensure instillation success. The precise delivery of a low-volume columnar spray by the Optejet device minimizes contamination risk with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%.

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

We are developing versions of the Optejet with on-board digital technology that records the date and time of each use. These data may be used to provide reminders via Bluetooth to smart devices and to allow healthcare practioners to monitor usage. This information can then be used by practitioners and health care systems to measure treatment compliance and improve medical decision making. In this way, the Optejet could serve as an extension of the physician’s office by providing information that is not currently possible to collect except through the use of diaries.

Our drug-device product line includes Mydcombi (tropicamide and phenylephrine HCL ophthalmic spray) and therapeutic programs MicroPine (atropine ophthalmic spray) and MicroLine (pilocarpine ophthalmic spray). MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a disease associated with pathologic axial elongation of the eye and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our IND to initiate the CHAPERONE study to reduce the progression of myopia in children. The first patient was enrolled in the CHAPERONE study in June 2019.

On October 9, 2020, we entered into a license agreement with B+L, pursuant to which B+L had the rights to develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and were eligible to receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. B+L also agreed to pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, B+L assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study.

On January 12, 2024, we entered into a subsequent agreement with B+L to repatriate our rights to MicroPine and take control of the CHAPERONE study. In this agreement, we agreed to pay B+L $2 million in cash and an additional $3 million in common stock upon successful transfer of the regulatory documents and study elements to Eyenovia. We also agreed to pay B+L a 2% royalty on net sales once MicroPine is commercialized in the United States, assuming receipt of regulatory approvals. We believe that this new arrangement is in our and our shareholders’ best interests, as it may substantially increase the value of the asset through potential improvements in the conduct of the study, including a planned interim analysis of the data in late 2024.

We have also successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, as well as the construction of our new manufacturing facility in Reno, Nevada and the construction of our own fill and finish facility in Redwood City, California. We have received FDA clearance for using both Coastline International and our Redwood City facility for the production of Mydcombi cartridges, and FDA clearance for using our Reno facility for the production of technical elements such as the base unit for the Optejet device.

MicroLine is our investigational pharmacologic treatment for presbyopia, a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. There are two FDA-approved treatments for presbyopia which use pilocarpine, the same drug used in our investigational product. We have completed two Phase III studies using our Optejet® device. In these studies, patients reported high satisfaction with using the device and a strong preference over using an eye dropper bottle. We released positive top-line results from VISION-2 in the fourth quarter of 2022. We are planning to meet with the FDA in mid-2024 to discuss a transition of the product into our new Gen-2 Optejet device, which has a significantly lower cost to manufacture than the first generation device.

Mydcombi is the only FDA-approved fixed combination of the two leading mydriatic agents, tropicamide and phenylephrine in the United States and our first FDA-approved product. As an ophthalmic spray delivered with Optejet technology, Mydcombi may present a number of benefits for ophthalmic surgical centers, optometric and ophthalmic offices and patients. Those benefits may include improved cost-effectiveness in centers that employ single-use bottles for mydriasis, more efficient use of office time and resources, and an overall improved doctor-patient experience. We have begun the commercialization of Mydcombi, with the first commercial sale of the product occurring on August 3, 2023 as part of a targeted launch, and are planning to expand our launch with the onboarding of ten sales representatives in early 2024. We received FDA approval for our primary Mydcombi manufacturing facility in February 2024, which we believe will allow us to expand and continue to build our manufacturing operations.

On August 10, 2020, we entered into a license agreement with Arctic Vision pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju. In addition, we may receive up to a total of $37.7 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from Eyenovia or, for such products not supplied by Eyenovia, pay a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement.

We are in active discussions with manufacturers of existing and late-stage ophthalmic medications to explore whether development with the Optejet technology can solve unmet medical and business needs. Some of those business needs could include extension of exclusivity under the Optejet patents, improvement in a drug’s tolerability profile, or potential improvement in treatment compliance.

On August 15, 2023, we entered into a license agreement with Formosa, whereby we acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension 0.05% (the “Licensed Product”), which was approved by the FDA, for post-operative inflammation and pain after ocular surgery, on March 4, 2024. The License will remain in effect for ten years from the date of the first commercial sale of a Licensed Product, unless earlier terminated.

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

Our net losses were $27.3 million and $28.0 million for the years ended December 31, 2023 and 2022. As of December 31, 2023, we had working capital and an accumulated deficit of approximately $11.2 million and $145.5 million, respectively.

Financial Overview

Revenue and Cost of Revenue

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

Results of Operations

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022

Revenue and Cost of Revenue

Revenue for the year ended December 31, 2023 totaled $3,787, which was offset by cost of revenues of $3,787. We expect to generate flat gross margins (after writing inventories down to net realizable value) during the early stages of the commercialization process for Mydcombi until such time as we can roll out our second generation Optejet device and scale up production.

No revenue was earned or recognized during the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2023 totaled $13.0 million, a decrease of $0.4 million, or 3%, as compared to $13.4 million recorded for the year ended December 31, 2022. Research and development expenses consisted of the following:

	For the Year Ended
	December 31,
	2023	2022
Personnel-related expenses	$6,869,585	$6,070,577
Supplies and materials	1,762,676	920,319
Non-cash stock-based compensation expenses	839,038	1,809,305
Direct clinical and non-clinical expenses	714,995	2,817,085
Facilities expenses	1,442,001	994,069
Depreciation expense	776,479	301,205
Other expenses	571,058	466,120
Total research and development expenses	$12,975,832	$13,378,680

The increase in personnel-related expenses was primarily due to new staff additions made throughout 2023 and higher payroll tax expense due to us no longer being eligible for R&D payroll tax credits in 2023, compared to $0.3 million in 2022. The increase in supplies and materials was primarily due to an increase in dispenser parts and materials. The decrease in non-cash stock-based compensation expenses was primarily due to the ending of the amortization period for older grants. The decrease in direct clinical and non-clinical expenses was primarily due to the VISION-2 study being concluded in 2022, B+L taking over responsibility for the MicroPine clinical process and the decrease in the use of external consultants. The increase in facilities expenses was primarily due to costs related to the new Reno facility. The increase in depreciation expense was primarily due to increased equipment purchases.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2023 totaled $12.4 million, a decrease of $1.1 million, or 8%, as compared to $13.5 million recorded for the year ended December 31, 2022. General and administrative expenses consisted of the following:

	For the Year Ended
	December 31,
	2023	2022
Salaries and benefits	$3,964,522	$3,842,993
Professional fees	2,738,539	3,427,450
Stock-based compensation	1,658,852	1,956,062
Other	1,221,425	1,260,729
Sales and marketing	1,097,402	1,203,767
Insurance expense	933,284	1,061,505
Director fees and expense	415,326	398,125
Facilities expense	401,265	382,204
	$12,430,614	$13,532,835

The decrease in professional fees was primarily due to reduced costs for legal activity, as well as reduced recruiting expenses for 2022 director searches. The decrease in non-cash stock-based compensation expenses was primarily due to the ending of the amortization period for older equity grants.

Other Income (Expense)

Other income (expense) for the year ended December 31, 2023 totaled approximately $1.9 million of net other expense, an increase of $0.8 million, as compared to $1.1 million of net other expense for the year ended December 31, 2022. Net other expense for the year ended December 31, 2023 primarily consisted of approximately $2.4 million of interest expense related to the Avenue loan and $0.4 million for the potential replacement cost for returned products, primarily offset by $0.2 million of income from the sale of clinical supplies and $0.7 million of interest income, mainly from Treasury bills. Net other expense for the year ended December 31, 2022 primarily consisted of approximately $1.4 million of interest expense related to the SVB loan and the Avenue loan, primarily offset by $0.2 million of income from the sale of clinical supplies and $0.1 million of interest income.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2023	2022
Cash and Cash Equivalents	$14,849,057	$22,863,520

Working Capital	$11,176,336	$23,130,178

Notes Payable (Gross)	$15,637,500	$10,425,000

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds received in equity and debt financings. At December 31, 2023, our accumulated deficit since inception was approximately $145.5 million.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services. During the years ended December 31, 2023 and 2022, our sources and uses of cash were as follows:

Net cash used in operating activities for the year ended December 31, 2023 was approximately $23.8 million, which includes cash used to fund a net loss of $27.3 million, reduced by $1.4 million of net cash used by changes in the levels of operating assets and liabilities, offset by $4.9 million of non-cash expenses. Net cash used in operating activities for the year ended December 31, 2022 was approximately $25.1 million, which includes cash used to fund a net loss of $28.0 million, reduced by $2.3 million of net cash used by changes in the levels of operating assets and liabilities, offset by $5.2 million of net non-cash expenses.

Net cash used in investing activities for the year ended December 31, 2023 was approximately $4.0 million, which includes $2.9 million attributable to purchases of property and equipment and $1.1 million attributable to the license agreement with Formosa. Net cash used in investing activities for the year ended December 31, 2022 was approximately $0.9 million which was attributable to purchases of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2023 totaled approximately $19.8 million, which was primarily attributable to $10.9 million of net proceeds from the sale of common stock and warrants from a registered direct offering, $4.6 million of net proceeds from the sale of common stock and warrants in our at-the-market offering pursuant to the Sales Agreement with SVB Securities LLC and $4.9 million of net proceeds from the credit facility with Avenue, offset by $0.6 million from the repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2022 totaled approximately $21.5 million, which was primarily attributable to $14.9 million of net proceeds from the sale of common stock and warrants from a registered direct offering, $5.3 million of net proceeds from the sale of common stock and warrants in our at-the-market offering pursuant to the Sales Agreement with SVB Securities LLC, or SVB Securities (formerly known as SVB Leerink LLC), and $9.5 million of net proceeds from the credit facility with Avenue, offset by $8.2 million from the repayment of notes payable.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $3.7 million to settle our December 31, 2023 accounts payable, accrued expenses and other current liabilities, (b) $0.5 million relating to our non-cancelable operating lease commitments; (c) $1.0 million of potential executive severance pay; and (d) $5.8 million of gross payments due under our notes payable and convertible notes payable (if not previously converted).

After twelve months we have commitments to pay (a) an additional $1.3 million relating to our non-cancelable operating lease commitments, and $9.8 million of gross payments due in connection with notes payable and convertible notes payable (if not previously converted).

Avenue Loan and Security Agreement

As presented in Note 7 – Notes Payable and Convertible Notes Payable, on November 22, 2022, we entered into the Loan and Security Agreement with Avenue, for an aggregate principal amount of up to $15,000,000. The initial tranche of the Loan and Security Agreement was $10,000,000. Up to $5,000,000 of the principal amount outstanding may be converted at the option of the Lender into shares of our common stock at a conversion price of $2.148 per share, subject to typical anti-dilution adjustments. On May 22, 2023, pursuant to the Loan and Security Agreement, we received an additional tranche of non-convertible debt funding in the amount of $5,000,000. The Avenue loan bears interest at an annual rate equal to the greater of (A) 7.0% and (B) the prime rate as reported in The Wall Street Journal plus 4.45%. The Avenue loan maturity date is November 1, 2025. The additional funding triggered the extension of the interest-only period from the original 12 months to 18 months (through May 2024) for the entire outstanding balance due under the Loan and Security Agreement (initial and additional tranches). Following the interest-only period, we will make equal monthly payments of principal until the maturity date, plus interest. We must also make a final payment equal to 4.25% of the initial and additional tranches, amounting to a premium of $637,500 on the aggregate borrowing. If we prepay the Avenue loan, it will be required to pay a prepayment fee of 2% if the Avenue loan is prepaid during the second year and 1% if the Avenue loan is repaid during the third year.

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

Going Concern

As of December 31, 2023, we had cash and cash equivalents of approximately $14.8 million and an accumulated deficit of approximately $145.5 million. For the years ended December 31, 2023 and 2022, we incurred net losses of approximately $27.3 million and $28.0 million, respectively, and used cash in operations of approximately $23.8 million and $25.1 million, respectively. We do not have recurring revenue and have not yet achieved profitability. We expect to continue to incur cash outflows from operations. We expect that our research and development and general and administrative expenses will continue to increase and, as a result, we will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to generate sufficient recurring revenues or our ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support our future operations.

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above.

Critical Accounting Policies

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our accounting policies are more fully described in Note 2 – Summary of Significant Accounting Policies, in our financial statements included at the end of this Annual Report. The following represent our most critical accounting policies:

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. We base our estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in our balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, revenue recognition, the recoverability and useful lives of long-lived assets, the realization of inventories and deferred clinical supply costs, the recovery of deferred costs and the deferral of revenues. Certain of our estimates could be affected by external conditions, including those unique to us and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2023, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2023.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial and accounting officer have concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption for non-accelerated filers.

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained in our proxy statement related to the 2024 Annual Meeting of Stockholders currently scheduled to be held on June 12, 2024, or 2024 Proxy Statement, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit Committee is incorporated by reference from the section captioned “Corporate Governance Matters—Board Committees—Audit Committee” contained in our 2024 Proxy Statement.

We have adopted a code of business conduct and ethics relating to the conduct of our business by all of our employees, executive officers, and directors. The policy is posted on our website, www.eyenovia.com.

The information required by this Item concerning our executive officers is incorporated by reference from the section captioned “Executive Officers” contained in our 2024 Proxy Statement.

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section of our 2024 Proxy Statement captioned “Delinquent Section 16(a) Reports.”

Item 11.   Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation,” and “Director Compensation” in our 2024 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2023 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Equity Compensation Plan Information

Weighted-
		average	Number of securities
	Number of securities	exercise price	remaining available for
	to be issued upon	of outstanding	future issuance under
	exercise of	options,	equity compensation plans
	outstanding options,	warrants and	(excluding securities
Plan Category	warrants, and rights	rights	reflected in column (a)
Equity compensation plans approved by security holders
2014 Equity Incentive Plan, as amended	851,610	$3.13	182,625
Amended and Restated 2018 Omnibus Stock Incentive Plan	4,696,531	3.17	1,871,784
Equity compensation plans not approved by security holders	—	—	—
Total	5,548,141	$3.17	2,054,409

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our 2024 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related-Party Transactions” and “Corporate Governance Matters” in our 2024 Proxy Statement.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” in the proxy statement for the 2024 Annual Meeting of Stockholders.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this report:
1.	Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2.	Financial Statement Schedules:

None.

3.	Exhibits Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022

4.1	Description of Securities	10-K	001-38365	4.1	March 31, 2023

4.2	Form of Class A Warrant Issued on March 24, 2020	8-K	001-38365	4.1	March 25, 2020

4.3	Form of Class B Warrant Issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

4.4	Form of Warrant Issued on May 7, 2021	8-K	001-38365	4.1	May 10, 2021

4.5	Form of Pre-Funded Warrant Issued on March 7, 2022	8-K/A	001-38365	4.1	March 9, 2022

4.6	Form of Warrant Issued on March 7, 2022	8-K/A	001-38365	4.2	March 9, 2022

4.7	Form of Warrant Issued on August 29, 2023	8-K	001-38365	4.1	August 29, 2023

4.8	Form of Warrant issued on August 29, 2023	8-K	001-38365	4.2	August 29, 2023

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.1.1#	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	10-Q	001-38365	10.24	August 14, 2020

10.1.2#	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020

10.2*	Master Consulting Services Agreement, dated November 4, 2014, between Eyenovia, Inc. and Private Medical Equity, Inc.	S-1	333-222162	10.10	December 19, 2017

10.3*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Tsontcho Ianchulev	8-K	001-38365	10.16	February 19, 2019

10.4*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo	8-K	001-38365	10.17	February 19, 2019

10.5*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo	8-K	001-38365	10.19	February 19, 2019

10.6	Form of Nondisclosure, Assignment of Inventions and Noncompetition Agreement	8-K	001-38365	10.21	February 19, 2019

10.7*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.14	August 14, 2019

10.8*	Form of Nonqualified Stock Option Agreement	S-8	333-233278	10.15	August 14, 2019

10.9	Registration Rights Agreement, dated March 23, 2020, between Eyenovia, Inc. and the investors named therein	8-K	001-38365	10.23	March 25, 2020

10.10	Promissory Note and Agreement dated May 3, 2020	8-K	001-38365	10.24	May 8, 2020

10.11*	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	8-K	001-38365	10.1	June 17, 2022

10.12*	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38365	10.14	June 14, 2018

10.13*	Form of Restricted Stock Award Agreement	8-K	001-38365	10.15	June 14, 2018

10.14#	License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

10.15#	License Agreement by and between Eyenovia, Inc. and Bausch Health Ireland Limited, dated October 9, 2020	8-K	001-38365	10.1	October 13, 2020

10.16*	First Amendment to Executive Employment Agreement, dated February 1, 2021, by and between the Company and Michael M. Rowe	8-K	001-38365	10.1	February 3, 2021

10.17#	Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated May 7, 2021	8-K	001-38365	10.1	May 10, 2021

10.18#	First Amendment to Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated September 29, 2021	10-Q	001-38365	10.3	November 12, 2021

10.19	Waiver Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated November 30, 2021	8-K	001-38365	10.1	December 3, 2021

10.20	Sales Agreement, by and between Eyenovia, Inc. and SVB Leerink LLC, dated December 14, 2021	S-3	333-261638	1.2	December 14, 2021

10.21	Securities Purchase Agreement by and between Eyenovia, Inc. and Armistice Capital Master Fund Ltd., dated March 3, 2022	8-K	001-38365	10.1	March 7, 2022

10.22	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Tsontcho Ianchulev	10-K	001-38365	10.23	March 30, 2022

10.23	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and John Gandolfo	10-K	001-38365	10.24	March 30, 2022

10.24	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Michael Rowe	10-K	001-38365	10.25	March 30, 2022

10.25	Third Amendment to Loan and Security Agreement, dated as of May 6, 2022, by and between Eyenovia, Inc. and Silicon Valley Bank.	8-K	001-38365	10.1	May 15, 2022

10.26*#	Employment Agreement, dated July 26, 2022, by and between Eyenovia, Inc, and Michael Rowe	10-Q	001-38365	10.2	August 11, 2022

10.27*	Executive Chair Agreement, dated August 1, 2022, by and between, Eyenovia, Inc. and Tsontcho Ianchulev	10-Q	001-38365	10.3	August 11, 2022

10.28	Non-Employee Director Compensation Policy, as amended	10-Q	001-38365	10.1	November 14, 2022

10.29	Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.30	March 31, 2023

10.30	Supplement to the Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.31	March 31, 2023

10.31	Subscription Agreement, dated November 22, 2022, by and among Eyenovia, Inc., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.32	March 31, 2023

10.32	Employment Agreement, dated December 19, 2022, by and between Eyenovia, Inc. and Bren Kern	10-K	001-38365	10.33	March 31, 2023

10.33	Form of Restricted Stock Unit Agreement	10-K/A	001-38365	10.34	May 1,2023

10.34	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan, as Amended	8-K	001-38365	10.1	June 27, 2023

10.35#	License Agreement, dated August 15, 2023, by and between Eyenovia, Inc. and Formosa Pharmaceuticals, Inc.	10-Q	001-38365	10.1	November 13, 2023

10.36	Securities Purchase Agreement, dated August 24, 2023	8-K	001-38365	10.1	August 29, 2023

10.37	Warrant Amendment Agreement, dated August 24, 2023	8-K	001-38365	10.2	August 29, 2023

10.38#	Mutual Termination and Reassignment, dated January 12, 2024, by and between Eyenovia, Inc and Bausch + Lomb Ireland Limited	--	--	--	Filed herewith

23.1	Consent of Marcum LLP	--	--	--	Filed herewith

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	--	--	--	Filed herewith

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2022 and 2021; (ii) Statements of Operations for the Years Ended December 31, 2022 and 2021; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2022 and 2021; (iv) Statements of Cash Flows for the Years Ended December 31, 2022 and 2021; and (v) Notes to Financial Statements	--	--	--	Filed herewith

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	--	--	--	Filed herewith
*	Management contract or other compensatory plan.
#

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) are the type of information that the Company treats as private or confidential.

Item 16.   Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EYENOVIA, INC.

Date: March 18, 2024	By:	/s/ Michael Rowe
Michael Rowe
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rowe	Chief Executive Officer	March 18, 2024
Michael Rowe	(Principal Executive Officer) and Director

/s/ John Gandolfo	Chief Financial Officer	March 18, 2024
John Gandolfo	(Principal Financial and Accounting Officer)

/s/ Tsontcho Ianchulev	Director	March 18, 2024
Tsontcho Ianchulev

/s/ Rachel Jacobson	Director	March 18, 2024
Rachel Jacobson

/s/ Charles E. Mather IV	Director	March 18, 2024
Charles E. Mather IV

/s/ Ram Palanki	Director	March 18, 2024
Ram Palanki

/s/ Ellen Strahlman	Director	March 18, 2024
Ellen Strahlman

/s/ Michael Geltzeiler	Director	March 18, 2024
Michael Geltzeiler

EYENOVIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Eyenovia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eyenovia, Inc. (the “Company”) as of December 31, 2023 and 2022, the related statements of operations, changes stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017.

New York, NY

March 18, 2024

EYENOVIA, INC.

Balance Sheets

	December 31,
	2023	2022
Assets

Current Assets
Cash and cash equivalents	$14,849,057	$22,863,520
Inventories	109,798	—
Deferred clinical supply costs	4,256,793	2,284,931
License fee and expense reimbursements receivable	123,833	1,183,786
Security deposits, current	1,506	119,550
Prepaid expenses and other current assets	1,365,731	1,190,719
Total Current Assets	20,706,718	27,642,506

Property and equipment, net	3,374,384	1,295,115
Security deposits, non-current	197,168	80,874
Intangible assets	2,122,945	—
Operating lease right-of-use asset	1,666,718	1,291,592
Equipment deposits	711,441	726,326
Total Assets	$28,779,374	$31,036,413

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,753,172	$1,428,283
Accrued compensation	1,658,613	1,747,191
Accrued expenses and other current liabilities	287,928	503,076
Operating lease liabilities - current portion	501,250	484,882
Notes payable - current portion, net of debt discount of $503,914 and $33,885 as of December 31, 2023 and 2022, respectively	5,329,419	174,448
Convertible notes payable - current portion, net of debt discount of $0 and $33,885 as of December 31, 2023 and 2022, respectively	—	174,448

Total Current Liabilities	9,530,382	4,512,328

Operating lease liabilities - non-current portion	1,292,667	907,644
Notes payable - non-current portion, net of debt discount of $448,367 and $813,229 as of December 31, 2023 and 2022, respectively	4,355,800	4,190,938
Convertible notes payable - non-current portion, net of debt discount of $398,569 and $813,229 as of December 31, 2023 and 2022, respectively	4,601,431	4,190,938

Total Liabilities	19,780,280	13,801,848

Commitments and contingencies (Note 9)

Stockholders' Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized;
0 shares issued and outstanding as of December 31, 2023 and 2022
Common stock, $0.0001 par value, 90,000,000 shares authorized; 45,553,026 and 36,668,980 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4,555	3,667
Additional paid-in capital	154,486,098	135,461,361
Accumulated deficit	(145,491,559)	(118,230,463)

Total Stockholders’ Equity	8,999,094	17,234,565

Total Liabilities and Stockholders’ Equity	$28,779,374	$31,036,413

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2023	2022
Operating Income
Revenue	$3,787	$—
Cost of revenue	(3,787)	—
Gross Profit	—	—

Operating Expenses:
Research and development	12,975,832	13,378,680
General and administrative	12,430,614	13,532,835
Total Operating Expenses	25,406,446	26,911,515

Loss From Operations	(25,406,446)	(26,911,515)

Other (Expense) Income:
Other (expense) income , net	(176,411)	197,090
Interest expense	(2,371,851)	(1,380,058)
Interest income	693,612	83,326
Total Other Expense	(1,854,650)	(1,099,642)

Net Loss	$(27,261,096)	$(28,011,157)

Net Loss Per Share - Basic and Diluted	$(0.66)	$(0.83)

Shares Outstanding - Basic and Diluted	41,032,970	33,649,747

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Changes in Stockholders’ Equity

	For the Years Ended December 31, 2023 and 2022
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity

Balance - January 1, 2022	28,426,616	$2,844	$110,683,077	$(90,219,306)	$20,466,615
Issuance of common stock and warrants in direct offering [1]	3,000,000	300	14,897,608	—	14,897,908
Issuance of common stock in debt financing [2]	547,807	54	859,679	—	859,733
Origination costs related to equity in debt financing	—	—	(44,375)	—	(44,375)
Issuance of common stock in At the Market offering [3]	2,716,061	271	5,281,505	—	5,281,776
Exercise of pre-funded stock warrants	1,870,130	187	18,514	—	18,701
Stock-based compensation	—	—	3,765,364	—	3,765,364
Issuance of common stock related to vested restricted stock units	108,366	11	(11)	—	—
Net loss	—	—	—	(28,011,157)	(28,011,157)
Balance - December 31, 2022	36,668,980	3,667	135,461,361	(118,230,463)	17,234,565
Issuance of common stock and warrants in registered direct offering [4][8]	4,198,633	420	10,885,694	—	10,886,114
Issuance of common stock as consideration for licensing agreement [5]	487,805	49	999,951	—	1,000,000
Exercise of pre-funded stock warrants	2,252,979	225	22,304	—	22,529
Issuance of common stock in At the Market offering [6]	1,866,147	187	4,591,705	—	4,591,892
Cashless exercise of stock options	20,749	2	(2)	—	—
Exercise of stock options	10,000	1	27,199	—	27,200
Stock-based compensation	—	—	2,497,890	—	2,497,890
Issuance of common stock related to vested restricted stock units	47,733	4	(4)	—	—
Warrant modification - incremental value [7]	—	—	1,738,700	—	1,738,700
Warrant modification - in issuance costs for registered direct offering [8]	—	—	(1,738,700)	—	(1,738,700)
Net loss	—	—	—	(27,261,096)	(27,261,096)
Balance - December 31, 2023	45,553,026	$4,555	$154,486,098	$(145,491,559)	$8,999,094

[1] Includes gross proceeds of $14,981,299 less total issuance costs of $83,391.

[2] Relative fair value of stock issued in connection with debt.

[3] Includes gross proceeds of $5,445,130 less total issuance costs of $163,354.

[4] Includes gross proceeds of $11,977,468 less total cash issuance costs of $1,091,354.

[5] Shares issued as partial consideration for License Agreement with Formosa Pharmaceuticals Inc.

[6] Includes gross proceeds of $4,733,909 less total issuance costs of $142,017.

[7] Warrant originally granted in the March 2022 offering was modified in connection with the registered direct offering.

[8] Warrant modification in connection with registered direct offering accounted for as a non-cash issuance cost of the registered direct offering, but is presented on a separate line item for clarity.

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2023	2022
Cash Flows From Operating Activities
Net loss	$(27,261,096)	$(28,011,157)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	2,497,890	3,765,364
Depreciation of property and equipment	783,208	307,430
Amortization of debt discount	681,860	411,918
Write-off of property and equipment	—	209,040
Write-down of inventories to net realizable value	12,218	—
Provision for clinical supplies to be returned	400,000	—
Non-cash rent expense	529,311	474,778
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	434,128	219,555
License fee and expense reimbursements receivables	1,059,953	621,279
Deferred clinical supply costs	(2,271,862)	(2,284,931)
Inventories	(122,016)	—
Security and equipment deposits	1,750	(81,389)
Accounts payable	324,889	(185,821)
Accrued compensation	(88,578)	203,573
Accrued expenses and other current liabilities	(315,148)	(342,643)
Lease liabilities	(503,046)	(412,478)
Net Cash Used In Operating Activities	(23,836,539)	(25,105,482)

Cash Flows From Investing Activities
Purchases of property and equipment	(2,847,592)	(540,360)
Vendor deposits for property and equipment	—	(334,385)
Investment in intangible asset	(1,122,945)	—
Net Cash Used In Investing Activities	(3,970,537)	(874,745)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in direct offering [1][2]	11,977,468	14,981,299
Payment of offering issuance costs	(1,091,354)	(83,391)
Proceeds from sale of common stock in At the Market offering	4,733,909	5,445,130
Payment of issuance costs for At the Market offering	(142,017)	(163,354)
Proceeds from exercise of stock options	27,200	—
Proceeds from exercise of stock warrants	22,529	18,701
Proceeds from note payable and equity issued to Avenue	5,000,000	10,000,000
Payment of issuance costs for equity issued to Avenue	—	(46,836)
Payment of issuance costs for notes issued to Avenue	(125,982)	(469,320)
Repayments of notes payable	(609,140)	(8,175,332)

Net Cash Provided By Financing Activities	19,792,613	21,506,897

Net Decrease in Cash and Cash Equivalents	(8,014,463)	(4,473,330)

Cash and Cash Equivalents - Beginning of Year	22,863,520	27,336,850

Cash and Cash Equivalents - End of Year	$14,849,057	$22,863,520

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2023	2022
Supplemental Disclosure of Cash Flow Information:
Cash paid during the year for:
Interest	$1,690,548	$315,550

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$609,140	$675,332
Recognition of right-of-use asset for lease liability upon adoption of ASU 2016-02	$—	$618,906
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,186,098
Right-of-use assets and lease liabilities recognized upon lease renewal	$904,437	$—
Vendor deposits applied to purchases of property and equipment	$14,885	$—
Original issue discount on notes payable	$212,500	$—
Warrant modification - incremental value	$1,738,700	$—
Issuance of common stock as consideration for licensing agreement	$1,000,000	$—
Cashless exercise of stock options	$2	$—
Common shares issued recorded as debt discount for Avenue Loan	$—	$859,733
Issuance of common stock related to vested restricted stock units	$4	$11

[1] For 2022, includes gross proceeds of $14,981,299, of which $5,741,299 is pre-funded warrants.

[2] For 2023, includes gross proceeds of $11,977,468, of which $4,168,011 is pre-funded warrants.

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1 – Business Organization and Nature of Operations

Eyenovia, Inc., (“Eyenovia”, or “the Company”), is an ophthalmic technology company developing the Optejet® delivery system for use both in combination with its own drug-device therapeutic programs as well as out-licensing for additional indications. Eyenovia’s aim is to improve the delivery of topical ophthalmic medication through ergonomic design that facilitates ease-of-use and delivery of more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes. The ergonomic and functional design of the Optejet® allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle to administer medications. Drug is delivered in a microscopic array of droplets faster than the blink reflex to help ensure instillation success. The precise delivery of a low-volume columnar spray by the Optejet® device minimizes contamination with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet® has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of ~ 50%. A more physiologically appropriate volume of medication in the range of seven to nine microliters is delivered by the Optejet, approximately one fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. Lower volume of medication exposes the ocular surface to less active ingredient and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drug to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye. Versions of the Optejet are being developed with on-board digital technology to provide reminders via Bluetooth to smart devices and date and time stamp device use. This information can then be used by practitioners and health care systems to measure treatment compliance and improve medical decision making. In this way, the Optejet could serve as an extension of the physician’s office by providing information that is not currently possible to collect except through the use of diaries. To address unmet medical needs, the Company is developing the next generation of smart ophthalmic therapeutics to target new indications or new combinations where there are currently no or few drug therapies approved by the U.S. Food and Drug Administration, or FDA. The Company’s investigational products are classified by the FDA as drug-device combination products with drug primary mode of action, meaning that the Center for Drug Evaluation and Research, or CDER, is designated as the lead center with primary jurisdictional oversight. Accordingly, the product candidates are submitted to the FDA and CDER for premarket review and approval under new drug applications, or NDAs.

Note 2 – Summary of Significant Accounting Policies

Liquidity and Going Concern

As of December 31, 2023, the Company had unrestricted cash and cash equivalents of approximately $14.8 million and an accumulated deficit of approximately $145.5 million. For the years ended December 31, 2023 and 2022, the Company incurred net losses of approximately $27.3 million and $28.0 million, respectively, and used cash in operations of approximately $23.8 million and $25.1 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations for the near future. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to generate sufficient recurring revenues or the Company’s ability to raise further capital, through the sale of additional equity or debt securities or otherwise, to support its future operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies, or acquire other companies or technologies to enhance or complement its product and service offerings. If the Company is unable to generate sufficient recurring revenues or secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, fair value calculations for equity securities, establishment of valuation allowances for deferred tax assets, revenue recognition, the recoverability and useful lives of long-lived assets, the realization of inventories and deferred clinical supply costs, the recovery of deferred costs and the deferral of revenues. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that actual results could differ from those estimates.

See Note 2 - Summary of Significant Accounting Policies — Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2023 and 2022, the Company had Treasury bills with original maturity dates of three months or less in the amount of $5,450,118 and $0, respectively.

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of December 31, 2023 and 2022, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $14,243,870 and $22,613,520, respectively.

On March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. The Company has deposit accounts at SVB. The standard deposit insurance amount is up to $250,000 per depositor, per insured bank, for each account ownership category. As of December 31, 2023, the Company had approximately $106,000 in deposit accounts at SVB.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 1 to 10 years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. Vendor deposits toward the purchase of property and equipment are reflected as equipment deposits on the accompanying balance sheets. The Company commences depreciation of assets when they are placed in service.

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company did not record any impairment losses during the years ended December 31, 2023 and 2022.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Revenue Recognition

The Company’s revenues are generated primarily through research, development and commercialization agreements. The terms of such agreements may contain multiple promised goods and services, which may include (i) licenses to its intellectual property, and (ii) in certain cases, payment in connection with the manufacturing and delivery of clinical supply materials. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; milestone payments; payments for clinical product supply, and royalties on future product sales.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company recognizes revenue primarily from the following type of contract:

Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.

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

Arctic Vision License Agreement

On August 10, 2020, the Company entered into the Arctic Vision License Agreement pursuant to which Arctic Vision may develop and commercialize MicroPine for the treatment of progressive myopia and MicroLine for the treatment of presbyopia in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. On September 14, 2021, the Company and Arctic Vision executed Amendment 1 to the Arctic Vision License Agreement pursuant to which Arctic Vision may develop and commercialize MicroStat for the treatment of mydriasis in Greater China and South Korea.

Milestone Payments

The Company may receive up to $37.7 million in milestone payments in connection with the Arctic Vision License Agreement, as amended, based on various development and regulatory milestones, including the initiation of clinical research and regulatory approvals in Greater China and South Korea, related to the filing of marketing authorization applications of approximately $13.2 million and the receipt of regulatory approvals of approximately $24.5 million. The Company currently anticipates the remaining milestone related performance obligations to be achieved between late 2024 and late 2025.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Royalty Payments

Arctic Vision also will purchase its supply of MicroPine, MicroLine and MicroStat from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned through December 31, 2023. The Company will pay a percentage in the range from 30% to 40% of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement. See Note 10—Related Party Transactions—Senju License Agreement for additional details.

Bausch License Agreements

On October 9, 2020, the Company entered into the Bausch License Agreement pursuant to which Bausch + Lomb may develop and commercialize the Bausch Licensed Product in the Licensed Territory. Bausch + Lomb could terminate the Bausch License Agreement, with respect to the Bausch Licensed Product to either country in the Licensed Territory, at any time for convenience upon 90 days’ written notice.

On January 12, 2024, the Company and Bausch + Lomb entered into a Letter Agreement (the “Letter Agreement”), pursuant to which Eyenovia will reacquire the rights to the Bausch Licensed Product (see Note 13 – Subsequent Events). The terms of the agreement include the transfer of the rights and certain assets relating to the Bausch Licensed Product from Bausch + Lomb to the Company in exchange for cash and common stock consideration. In addition, under the terms of the Letter Agreement, the Company has also agreed to pay Bausch + Lomb a low single-digit royalty on its net sales of the Bausch Licensed Product in the United States and Canada for a period of ten years from the date of the first commercial sale by the Company (or its affiliates or licensees) of the Bausch Licensed Product in the United States. Under the Letter Agreement, (i) the Company will re-acquire any and all licenses and other rights granted by the Company to Bausch + Lomb under the original Bausch License Agreement, (ii) any and all licenses and other rights granted by Bausch + Lomb to the Company under the License Agreement are terminated, other than as set forth in the Letter Agreement, and (iii) other than as set forth in the Letter Agreement, Bausch + Lomb is released from all of their ongoing obligations under the License Agreement, including development and commercialization obligations.

In connection with the entry into the Letter Agreement, the Company will issue Bausch + Lomb $ 3.0 million in shares of the Company’s common stock, within ten business days of the completion of the Regulatory Transfers. Under the Letter Agreement, the Company has also agreed to pay Bausch + Lomb an upfront payment of $ 2.0 million in cash.

Clinical Supply Arrangements

Bausch + Lomb and Arctic Vision had contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. Based on the Letter Agreement with Bausch + Lomb referenced above, the arrangement with Bausch + Lomb is terminated. The arrangement with Arctic Vision is still in place. The Company’s licensing agreement with Arctic Vision represent collaborative arrangements and they are not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) report the net income from the clinical supply arrangements as other income. Deferred clinical supply costs were $4.3 million and $2.3 million at December 31, 2023 and 2022, respectively. Net income from the sale of clinical supplies was included in other income and amounted to $0.2 million for each of the years ended December 31, 2023 and 2022, but a $0.4 million provision for possible product returns was also charged against the results for the year ended December 31, 2023. This provision was for the cost to replace or rework the defective clinical supply product. See Note 9 – Commitments and Contingencies – Clinical Supply Returns.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales. The Company will periodically review for slow-moving, excess or obsolete inventories.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Inventory is primarily comprised of drug-device combination products, which are available for commercial sale, as follows:

December 31,
2023
Finished goods	$30,683
Work-in-process	—
Raw materials	79,115
Total inventory	$109,798

Intangible Assets

The application of the guidance in ASC 805 (“Business Combinations”) on accounting for business combinations can differ significantly depending on whether the acquired entity is considered a “business” or an “asset.” A determination of whether the transaction represented an asset acquisition or a business combination must be made.

On August 15, 2023 (the “Effective Date”), the Company entered into a license agreement (the “License”) with Formosa Pharmaceuticals Inc. (the “Licensor”), whereby the Company acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension, 0.05%, which was approved by the FDA for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Licensed Product. The License will remain in effect for ten years from the date of the first commercial sale of a Licensed Product, unless earlier terminated. The Company paid the Licensor the aggregate amount of $2,000,000 (the “Upfront Payment”), consisting of (a) cash in the amount of $1,000,000 and (b) 487,805 shares of common stock valued at $1,000,000, which is included in Intangible Assets on the accompanying balance sheet. In addition to the Upfront Payment, the Company also capitalized $122,945 of transaction costs, which were primarily legal expenses. In addition, the Company must pay the Licensor up to $4 million upon the achievement of certain development milestones and up to $80 million upon the achievement of certain sales milestones. The initial trigger for development milestone payments is FDA approval of the Licensed Product. These contingent payments will be recorded when payment becomes probable and estimable.

It was determined that the transaction represented an asset acquisition, rather than a business combination, because substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset. Consequently, the accounting is pursuant to the cost accumulation model. The Upfront Payment has been capitalized as an intangible asset by the Company, and will be amortized over the useful life of 10 years, beginning on the date of the first commercial sale of the Licensed Product.

Operating Leases

The Company adopted the Accounting Standards Update, or ASU 2016-02,“Leases (Topic 842)” as of December 31, 2022, effective January 1, 2022. The Company leases its facilities under non-cancellable operating leases. The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The Company recognizes a liability to make lease payments, the “lease liability”, and an asset representing the right to use the underlying asset during the lease term, the “right-of-use asset”. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the right-of-use asset.

Research and Development

Research and development expenses are charged to operations as incurred. The Company records prepaid expenses on its balance sheet for the payment of research and development expenses in advance of services being provided.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, plus fully vested shares that are subject to issuance for little or no monetary consideration. Diluted loss per share reflects the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock. The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2023	2022
Numerator:
Net income (loss)	$(27,261,096)	$(28,011,157)
Net loss attributable to common stockholders	$(27,261,096)	$(28,011,157)

Denominator (weighted average quantities):
Common shares issued	39,907,873	33,252,644
Add: Prefunded warrants	1,042,033	333,037
Add: Undelivered vested restricted shares	83,064	64,066
Denominator for basic and diluted net loss per share	41,032,970	33,649,747

Basic and diluted net loss per common share	$(0.66)	$(0.83)

The following securities are excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	December 31,
	2023	2022
Warrants	10,926,554	6,087,845
Options	5,306,377	5,380,553
Convertible notes	2,327,747	—
Restricted stock units	106,019	172,800
Total potentially dilutive shares	18,666,697	11,641,198

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard, but does not expect it to have a material impact on its financial statements.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 3 – Prepaid Expenses and Other Current Assets

As of December 31, 2023 and 2022, prepaid expenses and other current assets consisted of the following:

	December 31,
	2023	2022
Payroll tax receivable	$500,684	$660,891
Prepaid research and development expenses	421,056	2,521
Prepaid insurance expenses	167,338	201,082
Prepaid conference expenses	123,556	97,743
Prepaid general and administrative expenses	85,938	87,982
Prepaid patent expenses	48,409	38,796
Prepaid rent and security deposit	18,750	74,959
Other	—	26,745
Total prepaid expenses and other current assets	$1,365,731	$1,190,719

Note 4 - Property and Equipment, Net

As of December 31, 2023 and 2022, property and equipment consisted of the following:

	December 31,
	2023	2022
Equipment	$3,038,651	$1,361,783
Leasehold improvements	1,754,779	569,170
	4,793,430	1,930,953
Less: accumulated depreciation and amortization	(1,419,046)	(635,838)
Property and equipment, net	$3,374,384	$1,295,115

Equipment not yet placed in service	$711,441	$726,326

Depreciation expense was $783,208 and $307,430 for the years ended December 31, 2023 and 2022, respectively, of which $776,479 and $301,205, respectively, was included within research and development expenses and $6,729 and $6,225, respectively, was included in general and administrative expenses in the accompanying statements of operations.

As of December 31, 2023 and 2022, the Company had $711,441 and $726,326 of outstanding deposits for equipment purchases, which are presented as non-current assets on the balance sheet.

Note 5 – Accrued Compensation

As of December 31, 2023 and 2022, accrued compensation consisted of the following:

	December 31,
	2023	2022
Accrued bonus expenses	$1,302,997	$1,447,643
Accrued payroll expenses	355,616	299,548
Total accrued compensation	$1,658,613	$1,747,191

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 6 – Accrued Expenses and Other Current Liabilities

As of December 31, 2023 and 2022, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022
Accrued rework of clinical supply returns	$100,000	$—
Accrued research and development expenses	89,872	35,524
Accrued professional services	63,028	320,000
Credit card payable	27,193	50,639
Other	7,835	4,385
Accrued leasehold improvements	—	92,528
Total accrued expenses and other current liabilities	$287,928	$503,076

Note 7 – Notes Payable and Convertible Notes Payable

As of December 31, 2023 and 2022, notes payable and convertible notes payable consisted of the following:

	December 31, 2023			December 31, 2022
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current portion:
Avenue - Note payable	$5,833,333	$(503,914)	$5,329,419	$208,333	$(33,885)	$174,448
Avenue - Convertible note payable	—	—	—	208,333	(33,885)	174,448
Total current portion	$5,833,333	$(503,914)	$5,329,419	$416,666	$(67,770)	$348,896

Non-Current portion:
Avenue - Note payable	$4,804,167	$(448,367)	$4,355,800	$5,004,167	$(813,229)	$4,190,938
Avenue - Convertible note payable	5,000,000	(398,569)	4,601,431	5,004,167	(813,229)	4,190,938
Total non-current portion	$9,804,167	$(846,936)	$8,957,231	$10,008,334	$(1,626,458)	$8,381,876

BankDirect Capital Finance Loan

On February 24, 2022, the Company issued a note payable in the amount of $675,332 for the purchase of a directors and officers’ liability insurance policy. The note payable was payable in six monthly payments consisting of principal and interest amounting to $113,628 for an aggregate amount of $681,768. The note accrued interest at a rate of 3.26% per year and matured on August 24, 2022. The note payable was repaid in full during the year ended December 31, 2022. Interest expense was $6,436 for the year ended December 31, 2022.

On February 24, 2023, the Company issued a note payable in the amount of $609,140 for the purchase of a directors and officers’ liability insurance policy. The note accrued interest at a rate of 7.11% per year and matured on August 24, 2023. The D&O Loan was payable in six monthly payments of $103,639 consisting of principal and interest. The note payable was repaid in full during the year ended December 31, 2023. Interest expense was $12,694 for the year ended December 31, 2023.

Silicon Valley Bank Loan

On May 7, 2021, or the Effective Date, the Company entered into a Loan and Security Agreement, (the “Loan”), with Silicon Valley Bank, or SVB, for an aggregate principal amount of up to $25.0 million. The initial tranche of the Loan, in the amount of $7.5 million was received by the Company on May 7, 2021. In connection with the Loan, the Company issued warrants to SVB to purchase 91,884 shares of common stock at an exercise price per share equal to $4.76. The warrants are exercisable for a period of ten years from the date of issuance. The maturity date of the Loan was May 1, 2025. The Loan indicated a prepayment fee of 2.0% of the principal balance

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

made on or prior to the second anniversary of the Effective Date. The Loan also provided for a final payment in an amount equal to the original aggregate principal amount of the Loan multiplied by 5.0%. On September 29, 2021, the Company and SVB executed the First Amendment to the Loan and Security Agreement, (the “Amendment”). In accordance with the Amendment, the Company was required to maintain a collateralized money market account in the amount of $7,875,000.

On November 4, 2022, the Company repaid the Loan in full. The full amount of the payment was $8,025,000, and included the principal amount of the loan ($7,500,000), the final payment ($375,000)and a 2% prepayment fee ($150,000). The final payment and prepayment fee were recorded as interest expense. The entire restricted cash account in the amount of $7,875,000 was used to make the substantial amount of the payment. During the year ended December 31, 2022, the Company recorded interest expense relating to the Loan of $1,174,736, including the amortization of debt discount of $349,632.

Avenue Ventures Loan

On November 22, 2022, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., (“Avenue 1”), and Avenue Venture Opportunities Fund, L.P. II, (“Avenue 2”), and together with Avenue, (the “Lender”), for an aggregate principal amount of up to $15,000,000 (the “Avenue Loan”). The initial tranche of the Avenue Loan was $10,000,000, consisting of $4,000,000 from Avenue and $6,000,000 from Avenue 2. Up to $5,000,000 of the principal amount outstanding may be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $2.148 per share, subject to typical anti-dilution adjustments. The Avenue Loan bears interest at an annual rate equal to the greater of (A) 7.0% and (B) the prime rate as reported in The Wall Street Journal plus 4.45%. The Avenue Loan maturity date is November 1, 2025. The Company was able to request an additional $5,000,000 of gross funding between April 1, 2023 and July 31, 2023, subject to agreed-upon conditions. The Company must also make an incremental final payment equal to 4.25% of the aggregate funding, amounting to a premium of $425,000 on the initial tranche. The Company will make monthly interest-only payments during the first twelve months of the Avenue Loan, which could be increased to up to eighteen months upon the achievement of specified performance milestones. Following the interest-only period, the Company will make equal monthly payments of principal and interest until the maturity date, plus interest. If the Company prepays the Avenue Loan, it will be required to pay a prepayment fee of 3% if the Avenue Loan is prepaid during the first year, 2% if the Avenue Loan is prepaid during the second year and 1% if the Avenue Loan is repaid during the third year.

On May 22, 2023, pursuant to the Loan and Security Agreement, the Company received an additional tranche of non-convertible debt funding in the amount of $5,000,000. The Company paid approximately $126,000 of origination and legal fees connected to this debt funding. The additional funding is subject to the same interest and maturity date as the initial tranche. The additional funding triggered the extension of the interest-only payment period from the original 12 months to 18 months (through May 2024) for the entire outstanding balance due under the Avenue Loan Agreement (initial and additional tranches). Following the interest-only period, the Company will make equal monthly payments of principal until the maturity date, plus interest. The Company must also make a final payment equal to 4.25% of the additional tranche, amounting to a premium of $212,500 on the additional tranche. The total final payment on the aggregate borrowing is $637,500. If the Company prepays the Avenue Loan, it will be required to pay a prepayment fee of 2% if the Avenue Loan is prepaid during the second year and 1% if the Avenue Loan is repaid during the third year.

The Avenue Loan requires the Company to make and maintain representations and warranties and other agreements that are customary in loan agreements of this type. The Avenue Loan is secured by all of the Company’s assets, including intellectual property. The Avenue Loan also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments. Upon the occurrence of an event of default, all interest and principal immediately become due and payable. In addition, Avenue will have the right to exercise any other right or remedy provided by applicable law.

The Company paid a portfolio management fee of 1% of the total commitment of $15,000,000, or $150,000 of cash on December 1, 2022. This has been accounted for as a component of debt discount.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

In connection with the Avenue Loan, the Company granted an aggregate of 547,807 shares of its common stock to the Lender. Based on the Company’s stock price of $1.79 per share on the closing date, the shares have a gross value of $980,575 and a relative fair value of $859,733. This is accounted for as a component of debt discount.

The following is a breakdown of the allocation of debt discount and origination costs:

	Allocation of Debt Discount
		Withheld	Eyenovia				Equity
		From	Origination	Final	Equity	Total Debt	Issuance
	Allocation %	Proceeds	Costs	Payment	Issued	Discount	Costs
Non-Convertible Note	64.01%	$134,112	$237,378	$637,500	$447,391	$1,456,381	$—
Convertible Note	30.09%	122,701	103,574	—	412,342	638,617	—
Private Placement Shares	5.90%	24,063	20,312	—	—	—	44,375
Total	100.00%	$280,876	$361,264	$637,500	$859,733	$2,094,997	$44,375

Withheld From Proceeds:
Broker Fee	$250,000
Legal Reimbursement	$30,876
Total	$280,876

Eyenovia Origination Costs:
Legal Fee	$86,264
Avenue Management Fee	$275,000
Total	$361,264

The following is a summary of the Avenue loan at December 31, 2023:

	December 31, 2023
	Non-Convertible	Convertible	Total
Aggregate loan funding	$10,000,000	$5,000,000	$15,000,000
Final payment	637,500	—	637,500
	10,637,500	5,000,000	15,637,500
Less: Unamortized debt discount	(952,281)	(398,569)	(1,350,850)
	9,685,219	4,601,431	14,286,650
Less: Current portion	(5,329,419)	—	(5,329,419)
Notes Payable, Non-Current	$4,355,800	$4,601,431	$8,957,231

During the years ended December 31, 2023 and 2022, the Company recorded interest expense relating to the Loan of $2,359,157 (which includes $681,860 of amortization of debt discount) and $189,510 (which includes $62,286 of amortization of debt discount), respectively.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 8 – Income Taxes

The provision for income taxes consists of the following (expenses) benefits:

	For The Years Ended
	December 31,
	2023	2022
Deferred tax (provision) benefit:
Federal	$5,381,793	$5,879,362
State and local	(849,201)	(208,806)
	4,532,592	5,670,556
Change in valuation allowance	(4,532,592)	(5,670,556)
Provision for income taxes	$—	$—

The provision for income taxes differs from the United States Federal statutory rate as follows:

	For The Years Ended
	December 31,
	2023	2022
Federal statutory rate	(21.0)%	(21.0)%
State tax rate, net of federal benefit	0.0%	(2.5)%
Permanent differences	1.2%	1.6%
Research & development tax credits	0.0%	(1.0)%
Prior period adjustments and other	1.3%	1.3%
Rate and apportionment changes	1.9%	1.3%
Change in valuation allowance	16.6%	20.3%
Effective income tax rate	0.0%	0.0%

Deferred tax assets consist of the following:

	For The Years Ended
	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$23,804,461	$20,165,693
Research and development tax credits	528,894	799,182
Capitalized research and development costs	3,581,962	2,304,110
Stock-based compensation	2,080,864	2,089,014
Intangible assets	688,746	633,151
Lease liability	376,883	327,276
Total gross deferred tax assets	31,061,809	26,318,426
Deferred tax liabilities:
Property and equipment	(348,323)	(184,138)
Right of use asset	(350,160)	(303,554)
Deferred tax assets, net before allowance	30,363,326	25,830,734
Valuation allowance	(30,363,326)	(25,830,734)
Deferred tax assets, net	$—	$—

Changes in valuation allowance	$(4,532,592)	$(5,670,556)

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

As of December 31, 2023, the Company had approximately $104,300,000 of domestic federal net operating loss carryforwards, or NOLs, that may be available to offset future federal taxable income. Approximately $10,800,000 of those NOLs will expire during the years ranging from 2034 to 2037. The remaining NOLs of approximately $93,500,000 have no expiration dates. Internal Revenue Code Section 382 limits the utilization of approximately $35,000,000 of those NOLs to approximately $918,000 on an annual basis as a result of ownership changes that occurred through July 15, 2019. As of December 31, 2023, the Company had approximately $20,600,000 of state NOLs, of which approximately $20,400,000 will expire during the years ranging from 2040 to 2041, and approximately $200,000 will not expire, and had approximately $6,400,000 of local NOLs which do not expire.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 “Income Taxes Accounting”, or ASC 740. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. The assessment considers all available positive or negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After the performance of such reviews as of December 31, 2023 and 2022, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2023 and 2022. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2023 and 2022. No tax related interest or penalties were incurred during the years ended December 31, 2023 and 2022. The Company’s federal, state and local income tax returns beginning with the year ended December 31, 2020 remain subject to examination.

Note 9 – Commitments and Contingencies

Employment Agreements

On February 14, 2022, the Compensation Committee of the Board approved amendments to the Executive Employment Agreements, (the “Employment Agreement Addendums”), for three executive officers. Each of the Employment Agreement Addendums provides that if the executive’s employment is terminated by the Company without “Cause” or the executive suffers an “Involuntarily Termination” (each as defined in the employment agreements), provided that the executive has signed a full release of all claims, the executive will be entitled to receive: (i) severance pay equal to twelve months of his or her then-current base salary, and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his or her spouse and dependents for a period of twelve months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

Transition of Chief Executive Officer

On July 27, 2022, the Company announced the appointment of Michael Rowe as its new Chief Executive Officer, or CEO, effective August 1, 2022, with Dr. Tsontcho Ianchulev (the former CEO) becoming Executive Chairman of the Board. Mr. Rowe is also serving as a member of the Board.

On July 26, 2022, the Company entered into an Employment Agreement, (the “Employment Agreement”), with Mr. Rowe under which he will serve as Chief Executive Officer of the Company. Under the terms of the Employment Agreement, Mr. Rowe will receive an annual salary of $575,000. He is eligible to receive a cash bonus of up to 60% of his base salary. Additionally, Mr. Rowe received an option to purchase 440,000 shares of the Company’s common stock, exercisable at $1.66 per share, pursuant to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan, as amended. Mr. Rowe will also continue to participate in any and all benefit plans, from time to time, in effect for senior management, along with vacation, sick and holiday pay in accordance with the Company’s policies established and in effect from time to time. As a result of the change of salary, the aggregate potential severance pay for the executive officers of the Company is approximately $1,004,000.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Clinical Supply Returns

A certain portion of clinical supply product sold to a licensee has been determined to be defective and will be returned to the Company to be replaced or reworked. The Company is still working to determine the exact quantity of the defective clinical supply and the cost to replace or rework the product. As of December 31, 2023, the estimate of the range of the loss is between $400,000 and $600,000, with no amount within that range being a more accurate estimate than the others at this time. Accordingly, as of December 31, 2023, the Company has recorded a charge equal to the low end of the range or $400,000, which is included within other income (expense), because the original sales to the licensee were recorded on that line item. See Note 13 – Subsequent Events.

Operating Leases

In April 2022, the Company entered into a new lease agreement for 3,916 square feet in Laguna Hills, California. The new lease term is five years and two months, commencing on June 1, 2022 and expiring on July 31, 2027. The monthly base rent ranges from $9,203 to $10,358 per month over the term of the lease. The security deposit is $11,400. The Company’s rent expense for all Laguna Hills space is recorded in general and administrative expense and amounted to $118,746 and $66,196 for the years ended December 31, 2023 and 2022, respectively.

In May 2022, the Company entered into a lease agreement to lease 10,880 square feet of office space in Reno, Nevada. The lease term is five years and four months, commencing on May 23, 2022 and expiring on September 23, 2027. The monthly base rent ranges from $13,056 to $16,663 per month over the term of the lease. The security deposit is $53,000. The Company’s rent expense for this space is recorded in research and development expense and amounted to $164,950 and $169,521 for the years ended December 31, 2023 and 2022, respectively.

In February 2023, the Company exercised its options to renew its three leases in Redwood City, California, for a total of approximately 6,700 square feet. The leases were due to expire on August 31, 2023. The leases were extended from September 1, 2023 to August 31, 2025. The aggregate monthly base rent ranges from $15,742 to $16,700 per month over the term of the lease. The security deposit is $15,000. The Company’s rent expense for this space is recorded in research and development expense and amounted to $192,710 and $180,240 for the years ended December 31, 2023 and 2022, respectively.

In June 2023, the Company entered into an extension agreement to renew its lease for approximately 3,800 square feet of office space in New York, NY. The lease was due to expire on September 30, 2023. The lease was extended from November 1, 2023 to December 31, 2026. The monthly base rent ranges from $19,633 to $21,298 per month over the term of the lease. The security deposit is $118,000. The Company’s rent expense for this space is recorded in general and administrative expense and amounted to $233,534 and $242,067 for the years ended December 31, 2023 and 2022, respectively.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Years Ended
	December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$503,046	$412,478

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$904,437	$1,186,098

Weighted Average Remaining Lease Term (Years)
Operating leases	3.04 years	3.71 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

Future minimum payments under the Company’s operating lease agreements are as follows:

For the Years Ending
December 31,	Minimum Lease Payments
2024	$660,923
2025	675,400
2026	560,996
2027	214,619
Total future minimum lease payments	2,111,938
Less: Imputed interest	(318,021)
Present value of lease liabilities	1,793,917
Less: current portion	(501,250)
Lease liabilities, non-current portion	$1,292,667

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

On April 8, 2020, Eyenovia entered into an amendment, (the “Senju License Amendment”), to the Senju License Agreement. Pursuant to the Senju License Amendment, the Company can license to any third party the right to research, develop, commercialize, manufacture or use certain products, or the Senju Licensed Products previously licensed to Senju in China (including the People’s Republic of China, Hong Kong, Macao, and Taiwan) and South Korea, or the Territory.

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

The Senju License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020, or the Letter Agreement. Pursuant to the Letter Agreement, the Company will pay to Senju a percentage in the range of 30% to 40% of certain payments, royalties, or net proceeds received from Arctic Vision in connection with the Arctic Vision License Agreement. The Senju License Agreement was amended further by the License Amendment 2, effective September 14, 2021, (“Amendment 2”). The Amendment 2 excludes Greater China and South Korea from the territory in which Senju was granted an exclusive royalty-bearing license from the Company. In consideration for this exclusion, and upon and after the execution of Amendment 1 with Arctic Vision, the Company must make payments to Senju based on non-royalty license revenue and sales revenue, including the following:

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

Equity Incentive Plans

On April 7, 2020, the Company’s Board of Directors approved the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “Restated Plan”), which stockholders approved on June 30, 2020. Under the Restated Plan, as amended on June 16, 2022 and June 27, 2023, 6,700,000 shares of the Company’s common stock are reserved for issuance. The Restated Plan requires that all equity awards issued under the Restated Plan vest at least twelve months from the applicable grant date, subject to accelerated vesting, and provides that no dividend or dividend equivalent will be paid on any unvested equity award, although dividends with respect to unvested portions of equity may accrue and be paid when, and if, the awards later vest and the shares are actually issued to the grantee. In addition, the Restated Plan sets an annual limit on the grant date fair value of awards to any non-employee director, together with any cash fees

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

paid during the year, of $150,000, subject to certain exceptions for a non-executive chair of the Board. As of December 31, 2023, the number of securities remaining available for future issuance under equity compensation plans was 2,054,409.

At-The-Market Offering

December 2021 Sales Agreement

On December 14, 2021, the Company entered into a Sales Agreement, (the “December 2021 Sales Agreement”), with SVB Securities under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock for gross proceeds of up to $50.0 million through SVB Securities as its sales agent, or the Offering. The issuance and sale of shares, if any, of common stock by the Company under the December 2021 Sales Agreement will be pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-261638) filed with the SEC on December 14, 2021, or the Registration Statement, and the prospectus relating to the Offering filed therewith that forms a part of the Registration Statement.

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

During the year ended December 31, 2022, the Company received approximately $5.4 million in gross proceeds and $5.3 million in net proceeds from the sale of 2,716,061 shares of its common stock under the December 2021 Sales Agreement. During the year ended December 31, 2023, the Company received approximately $4.7 million in gross proceeds and $4.6 million in net proceeds from the sale of 1,866,147 shares of its common stock.

Securities Purchase Agreement

On March 3, 2022, the Company entered into a securities purchase agreement, (the “Purchase Agreement”) with a certain institutional and accredited investor, or the Purchaser, pursuant to which the Company issued (i) 3,000,000 shares of common stock, (ii) pre-funded warrants, (the “Pre-Funded Warrants”), to purchase an aggregate of 1,870,130 shares of common stock and (iii) warrants to purchase an aggregate of 4,870,130 shares of common stock, (the “Investor Warrants”), (together, the “the March 2022 Offering”). The Company determined that the warrants qualified for equity classification.

The offering price for the shares was $3.08 per share and the offering price for the Pre-Funded Warrants was $3.07 per Pre-Funded Warrant, which represents the per share public offering price less $0.01 per share exercise price for each Pre-Funded Warrant. The Investor Warrants will have an exercise price of $3.54 per share and each Investor Warrant became exercisable for one share of Common Stock. The Investor Warrants became exercisable six months from the date of issuance and the Pre-Funded Warrants were exercisable immediately upon issuance. The Pre-Funded Warrants shall terminate when fully exercised and the Investor Warrants will terminate five years from the initial exercisability date. The aggregate gross proceeds to the Company from the March 2022 Offering were approximately $15 million, excluding the proceeds, if any, from the exercise of the Pre-Funded Warrants and the Investor Warrants. No underwriter or placement agent participated in the March 2022 Offering. The Company incurred issuance costs in the amount of $83,391 in connection with the March 2022 offering.

The March 2022 Offering was made pursuant to an effective registration statement on Form S-3 (Registration Statement No. 333-261638), as previously filed with and declared effective by the Securities and Exchange Commission and a related prospectus.

Registered Direct Offering

On August 24, 2023, the Company entered into a securities purchase agreement with a certain institutional and accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell, in a registered direct offering by the Company directly to the Purchaser (the “August 2023 Offering”), 4,198,633 shares of common stock, pre-funded warrants to purchase up to 2,252,979 shares of common stock and warrants to purchase up to 4,838,709 shares of common stock (the “Common Warrants” and, together with the Pre-Funded

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Warrants, the “Warrants”). The combined offering price for each share of common stock and accompanying Common Warrant was $1.86, and the combined offering price for each Pre-Funded Warrant and accompanying Common Warrant was $1.85.

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

Warrant Modification

In connection with the August 2023 Offering (see “Registered Direct Offering” below), the Company entered into a warrant amendment agreement (the “Amendment”) with the Purchaser, whereby the Company agreed to amend the March 2022 Investor Warrants to (i) reduce the exercise price from $3.54 per share of common stock to $2.23 per share of common stock, (ii) extend the term of the March 2022 Investor Warrants until March 1, 2029, (iii) include a stockholder approval requirement in connection with a modification of the beneficial ownership limitation and (iv) prohibit exercise of the March 2022 Investor Warrants for the six-month period following the effective date of the Amendment.

The Company accounted for the modification of the March 2022 Investor Warrants as an exchange of the old warrants for new warrants. The incremental value of the new warrant (resulting from the decrease in exercise price from $3.54 to $2.23 per share and the extension of the warrant expiration date to March 1, 2029) was measured as the excess of the fair value of the modified warrants over the fair value of the original warrants immediately before modification. The increase in the incremental value of $1,738,700 was credited to additional paid-in-capital (“APIC”) and debited to APIC as an issuance cost of the August 2023 Offering.

Warrants

A summary of the warrant activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding January 1, 2023	6,087,845	$3.37
Granted	7,091,688	1.52
Repriced - (Old)	(4,870,130)	3.54
Repriced - (New)	4,870,130	2.23
Exercised	(2,252,979)	0.01
Outstanding December 31, 2023	10,926,554	$2.28	4.8

Exercisable December 31, 2023	1,217,715	$2.69	1.7

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

The following table presents information related to warrants as of December 31, 2023:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable	Shares x	Warrants x
Exercise	Number of	Remaining Life	Number of	Remaining	Exercise
Price	Warrants	In Years	Warrants	Years	Price
$2.2300 (1)	9,708,839	—	—	—	—
$2.4696	909,451	1.2	909,451	1,093,209	2,245,980
$2.7240	216,380	1.2	216,380	260,100	589,419
$4.7600	91,884	7.3	91,884	670,376	437,368
	10,926,554	1.7	1,217,715	2,023,685	3,272,767

(1) - These warrants become exercisable on or about February 24, 2024.

During the year ended December 31, 2023, warrants for the purchase of 2,252,979 shares of the Company’s common stock with an exercise price of $0.01 per share were exercised for aggregate proceeds of $22,529.

During the year ended December 31, 2022, warrants for the purchase of 1,870,130 shares of the Company’s common stock with an exercise price $0.01 per share were exercised for aggregate proceeds of $18,701.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units, or RSUs. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $2,497,890 ($839,038 of which was included within research and development expenses and $1,658,852 was included within general and administrative expenses on the statements of operations) and $3,765,364 ($1,809,305 of which was included within research and development expenses and $1,956,062 was included within general and administrative expenses on the statements of operations), respectively.

Restricted Stock Units

A summary of the restricted stock units activity during the year ended December 31, 2023 is presented below:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2023	172,800	$1.80
Granted	106,019	2.12
Vested	(150,578)	1.80
Forfeited	(22,222)	1.80
RSUs non-vested December 31, 2023	106,019	$2.12

Vested RSUs undelivered December 31, 2023	135,745	$2.22

To date, the RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until the termination of service.

Between February 14, 2022 and August 18, 2022, the Company granted members of its Board of Directors an aggregate of 193,304 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2023 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $373,000, which will be recognized over the vesting period. In 2022, there was 108,366 of common shares issued related to vested RSUs.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Between June 27, 2023 and November 14, 2023, the Company granted members of its Board of Directors an aggregate of 106,019 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2024 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $224,800, which will be recognized over the vesting period. In 2023, there was 47,733 of common shares issued related to vested RSUs.

As of December 31, 2023, there was $119,141 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.6 years.

Stock Options

A summary of the option activity during the year ended December 31, 2023 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2023	5,380,553	$3.55
Granted	848,989	2.24
Exercised	(88,999)	1.83
Forfeited	(834,166)	3.92
Outstanding, December 31, 2023	5,306,377	$3.31	6.7	$541,252

Exercisable, December 31, 2023	3,980,102	$3.63	6.0	$341,137

The 2023 option exercises resulted in common stock issuances of (a) 10,000 shares; and (b) 20,749 shares after withholding 58,250 shares pursuant to a cashless exercise.

The following table presents information related to stock options as of December 31, 2023:

	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.00 - $1.99	1,578,982	5.2	1,115,074
$2.00 - $2.99	1,450,663	6.4	831,695
$3.00 - $3.99	898,528	6.5	750,743
$4.00 - $4.99	333,000	7.6	252,123
$5.00 - $5.99	50,805	3.8	50,638
$6.00 - $6.99	843,759	6.1	829,189
$7.00+	150,640	4.3	150,640
	5,306,377	6.0	3,980,102

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Year Ended
	December 31,
	2023	2022
Expected term (years)	5.50 - 10.00	0.58 - 10.00
Risk free interest rate	3.44% - 4.72%	0.76% - 3.80%
Expected volatility	80% - 95%	82% - 90%
Expected dividends	0.00%	0.00%

The Company has computed the fair value of stock options granted using the Black-Scholes option pricing model. Option forfeitures are accounted for at the time of occurrence. The expected term used for options issued is the estimated period of time that options granted are expected to be outstanding. The Company utilizes the “simplified” method to develop an estimate of the expected term of “plain vanilla” option grants. The Company uses its historical volatility for the period from its initial public offering through the valuation date in computing the expected volatility. Accordingly, the Company is utilizing an expected volatility figure based on a review of its historical volatility over a period of time equivalent to the expected life of the instrument being valued. The risk-free interest rate was determined from the implied yields from U.S. Treasury zero-coupon bonds with a remaining term consistent with the expected term of the instrument being valued. The Company has not declared dividends, is currently in the development stage and has no plan to declare future dividends at this time.

The weighted average estimated grant date fair value of the stock options granted for the years ended December 31, 2023 and 2022 was approximately $1.65 and $1.60 per share, respectively.

As of December 31, 2023, there was $1,812,323 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.5 years.

Note 12 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan, or the Plan, which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. The Company’s Board of Directors approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. For the years ended December 31, 2023 and 2022, the Company recorded expense of $218,170 and $208,006 associated with its matching contributions, respectively.

Note 13 – Subsequent Events

Bausch + Lomb/ Eyenovia Reversion of Licensed Rights Under Mutual Termination Agreement

On January 12, 2024, the Company and Bausch + Lomb entered into a Letter Agreement (the “Letter Agreement”), pursuant to which Eyenovia will reacquire the rights to the Bausch Licensed Product. See Note 2 – Summary of Significant Accounting Policies – Revenue Recognition – Bausch + Lomb License Agreement for details of the Letter Agreement.

As presented in Note 9 – Commitments and Contingencies – Clinical Supply Returns, the Company had recorded a charge equal to $400,000 for the cost to replace or to rework the clinical supply product. The Letter Agreement will result in a reversal of the clinical supply return reserve, because Bausch + Lomb will no longer be returning the defective product.