Form 10-K/A
period 2023-12-31
EYENOVIA, INC.
filed 2024-04-26
CIK 1682639

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

The number of outstanding shares of the registrant’s common stock was 50,957,869 as of April 16, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Eyenovia, Inc. (the “Company,” “Eyenovia,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2024, to include the information required by Items 10 through 14 of Part III of the 2023 10-K. This information was previously omitted from the 2023 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the 2023 10-K. The cover page of the 2023 10-K is also amended to (i) update the number of outstanding shares of common stock as of April 16, 2024, and (ii) delete the reference to the incorporation by reference of the Company’s definitive proxy statement.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part  IV of the 2023 10-K solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of these certifications have been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the 2023 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2023 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2023 10-K, nor does it amend, modify or otherwise update any other information in the 2023 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2023 10-K and with the Company’s filings with the SEC subsequent to the filing of the 2023 10-K.

i

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of seven members, each of whom serve for a one-year term or until a successor has been elected and qualified: Tsontcho Ianchulev, M.D., M.P.H., Michael Geltzeiler, Rachel Jacobson, Charles E. Mather IV, Ram Palanki, Pharm.D., Michael Rowe and Ellen Strahlman, M.D.

The name of and certain information regarding each director as of April 16, 2024 is set forth below. This information is based on data furnished to us by the directors. There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer. The business address for each director for matters regarding the Company is 295 Madison Avenue, Suite 2400, New York, NY 10017.

Name of Director	Age	Positions with Eyenovia	Director Since
Tsontcho Ianchulev, M.D., M.P.H.	50	Chairman of the Board	March 2014
Michael Geltzeiler	65	Director	November 2023
Rachel Jacobson	50	Director	February 2022
Charles E. Mather IV	64	Director	March 2018
Ram Palanki, Pharm.D.	48	Director	July 2022
Michael Rowe	62	Chief Executive Officer and Director	August 2022
Ellen Strahlman, M.D.	66	Director	July 2022

Directors

Tsontcho Ianchulev -  Executive Chairman

Dr. Ianchulev has been serving as a member of our Board of Directors since March 2014. Dr. Ianchulev was the Chief Executive Officer of our Company from 2017 to 2022, and became the Executive Chairman of our Board in August 2022. Dr. Ianchulev is a Harvard-trained physician-executive, ophthalmic surgeon, inventor and serial entrepreneur, who has been at the forefront of medical innovation and products that have transformed the ophthalmic field. Currently, Dr. Ianchulev is a Professor of Ophthalmology at New York Eye and Ear Infirmary of Mount Sinai in New York City. Previously, while at Genentech, Inc., Dr. Ianchulev headed the ophthalmology clinical research group and directed the development and the FDA approval of Lucentis®, one of the most successful biotech innovations in the field of ophthalmology. As an inventor and developer, Dr. Ianchulev has participated in the development of many breakthrough technologies and venture-funded acquisitions — from the first ophthalmic intraoperative biometry device (Alcon, Inc.), the only FDA-approved suprachoroidal MIGS micro-stent (Alcon, Inc.), the first biologic stent technology in ophthalmology (Iantrek, Inc.), the original micro- interventional cataract fragmentation system (miLOOP, Zeiss Meditec) as well as the first microdose smart delivery system for topical therapeutics (Eyenovia, Inc.). Dr. Ianchulev’s robotics team at New York Eye and Ear Infirmary and his pioneering work with Preceyes, Inc. led to the introduction of micro- interventional robotics in ophthalmic surgery (Zeiss Meditec). Dr. Ianchulev received his B.S. from the University of Rochester, received both his medical degree (MD) and a Master of Public Health (MPH) degree from Harvard University and completed his specialty training at the Doheny Eye Institute. Dr. Ianchulev is a holder of many issued and pending patents. He has also participated in multiple publications in the field, which have been cited by more than 3,000 peer-reviewed publications. He also sits on several corporate and scientific advisory Boards.

We believe that Dr. Ianchulev’s experience in drug discovery and development of pharmaceutical products and in the operation of biopharmaceutical businesses is valuable to the Company and qualifies him to serve as one of our directors.

Michael Geltzeiler — Director

Mr. Geltzeiler has been a member of the Board of Directors since November 2023. Mr. Geltzeiler brings to the Board significant expertise as a chief financial officer of public companies. Mr. Geltzeiler served as chief financial officer at ADT Corporation from November 2013 – June 2016. Prior to that, Mr. Geltzeiler served as chief financial officer of NYSE Euronext from June 2008 – November 2013. Mr. Geltzeiler served as a director of Cypress Creek Renewables, a private company, from October 2018 to December 2021.

We believe Mr. Geltzeiler’s significant experience as a Chief Financial Officer of companies including ADT Corporation, Euronext and Readers Digest, and his extensive finance background, is valuable to the Company and qualifies him to serve as one of our directors.

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

Charles E. Mather IV - Director

Mr. Mather has been a member of our Board of Directors since March 2018. He currently serves as Senior Managing Director at Brookline Capital Markets. From October 2019 until January 2023, Mr. Mather was Managing Director, Head of Life Sciences and Medical Technology Capital Markets at Truist Securities, Inc. (f/k/a Suntrust Robinson Humphrey, Inc.) Prior to that, from March 2015 to September 2019, Mr. Mather was Managing Director, Co-Head of Equity Capital Markets at BTIG, LLC.

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

Dr. Palanki holds a Pharm.D. from Albany College of Pharmacy, Union University and his post doctorate from Rutgers University.

We believe Dr. Palanki’s extensive experience as a leader in the life sciences industry is valuable to the Company and qualifies him to serve as one of our directors.

Michael Rowe – Chief Executive Officer and Director

Michael Rowe has been the Chief Executive Officer and a member of the Board of Directors since August 2022. Prior to these roles, he served as the Company’s Corporate Vice President from 2018 to 2021 and the Chief Operating Officer from 2021 until being named Chief Executive Officer. Previously, Mr. Rowe was the Executive Director of Marketing for Aerie Pharmaceuticals Inc., where he was pivotal in the commercialization of their glaucoma franchise. Before that, Mr. Rowe spent 12 years at Allergan plc, where he found the health economics department, led strategic planning and new pharmaceutical and device product commercialization for the global glaucoma franchise and found the competitive intelligence function across the company. During this time, Mr. Rowe also served as the Company’s liaison with Senju Pharmaceuticals (“Senju”) (a current stockholder and licensee of Eyenovia) and was instrumental in the successful launch of multiple glaucoma products in the Japanese market.

Mr. Rowe received his B.A. in Psychology from the State University of New York, Stony Brook and his Masters of Science in Experimental Psychology and Ergonomics from Rensselaer Polytechnic Institute.

We believe Mr. Rowe's experience as an executive of the Company and as our Chief Executive Officer is valuable to the Company and qualifies him to serve as one of our directors.

Ellen Strahlman, M.D., MHSc – Director

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has an Audit Committee, composed of Michael Geltzeiler (Chair), Mr. Mather and Dr. Strahlman, each of whom satisfy the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the Nasdaq listing rules and Section 10A(m)(3) of the Exchange Act. Our Board has determined that Mr. Geltzeiler is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee met four times during the 2023 fiscal year.

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

Executive Officers

The following table sets forth information concerning our executive officers as of April 16, 2024:

Name	Age	Position
Michael Rowe	62	Chief Executive Officer
John Gandolfo	63	Chief Financial Officer and Secretary
Bren Kern	43	Chief Operating Officer

See “Directors” above for additional information about Mr. Rowe.

John Gandolfo has been serving as our Chief Financial Officer and Secretary since December 2017. Mr. Gandolfo has approximately 35 years of experience as a chief financial officer of multiple rapidly growing private and publicly held companies with a primary focus in the life sciences, healthcare and medical device areas. Mr. Gandolfo has had direct responsibility over capital raising, including five public offerings, financial management, mergers and acquisition transactions and SEC reporting throughout his professional career. Prior to joining Eyenovia, Mr. Gandolfo was Chief Financial Officer of Xtant Medical Holdings, Inc. (NYSE: XTNT) from July 2010 through August 2017. Prior to joining Xtant, he served as the Chief Financial Officer for Progenitor Cell Therapy, L.L.C., the global contract development and manufacturing services platform of the Hitachi Chemical Co., Ltd. (now known as Showa Denko Materials, Co., Ltd.) Regenerative Medicine Business Sector, represented in the United States by Hitachi Chemical Advanced Therapeutics Solutions, LLC (now known as Minaris Regenerative Medicine, LLC), a manufacturer of stem cell therapies, from January 2009 to June 2010. Prior to joining Progenitor, Mr. Gandolfo served as the Chief Financial Officer of Power Medical Interventions, Inc. (acquired by Covidien Public Limited Company, which was in turn acquired by Medtronic Public Limited Company (NYSE: MDT)), a publicly held developer and manufacturer of computerized surgical stapling and cutter systems, from January 2007 to January 2009. Prior to joining Power Medical Interventions, Mr. Gandolfo was the Chief Financial Officer of Bioject Medical Technologies Inc., a then publicly held supplier of needle-free drug delivery systems to the pharmaceutical and biotechnology industries, from September 2001 to May 2006, and he served on the Bioject’s board of directors from September 2006 through May 2007. Prior to joining Bioject, Mr. Gandolfo was the Chief Financial Officer of Capital Access Network, Inc. (now known as CAN Capital, Inc.), a privately held specialty finance company, from 2000 through September 2001, and Xceed Software, Inc. (OTC: EXDW), an Internet consulting firm, from 1999 to 2000. From 1994 to 1999, Mr. Gandolfo was Chief Financial Officer and Chief Operating Officer of Impath, Inc., a then publicly held, cancer-focused healthcare information company. From 1987 through 1994, he was Chief Financial Officer of Medical Resources, Inc., a then publicly held manager of diagnostic imaging centers throughout the United States. Mr. Gandolfo currently serves on the board, compensation committee and audit committee of electroCore, Inc. (Nasdaq: ECOR) and on the board of Oragenics Inc. (NYSE: OGEN). Mr. Gandolfo received his B.A. in business administration from Rutgers University. He is a certified public accountant (inactive status) who began his professional career at Price Waterhouse.

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

Item 11. Executive Compensation.

This Item 11 discusses material components of our executive compensation program for the following individuals, each of whom is one of our “named executive officers” for 2023: Michael Rowe (our Chief Executive Officer), John P. Gandolfo (our Chief Financial Officer) and Bren Kern (our Chief Operating Officer).

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies”, as such term is defined in the rules promulgated under the Securities Act of 1933, as amended.

Key Elements of Our Compensation Program for 2023

In 2023, we compensated our named executive officers through a combination of base salary and long-term equity incentives in the form of options. Our named executive officers are also eligible for our standard benefits programs, which include group health insurance and vacation programs.

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for fiscal years ended December 31, 2023 and 2022. The Company does not have any non-equity incentive plans or awards.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock awards ($)(1)	Option awards ($)(1)		All other compensation ($)		Total ($)
Michael Rowe	2023	575,000	(2)	189,750	—	—		10,718	(3)	775,468
Chief Executive Officer	2022	512,000	(2)	232,499	—	583,500	(4)	5,511	(5)	1,333,510
John P. Gandolfo	2023	452,500	(6)	111,994	—	107,300	(7)	13,660	(8)	685,454
Chief Financial Officer	2022	428,500	(6)	157,688	—	52,900	(9)	12,200	(10)	651,288
Bren Kern(11)	2023	345,000	(12)	56,925	—	151,400	(13)	13,660	(14)	566,985
Chief Operating Officer

(1)	The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 11 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for the assumptions underlying the valuation of equity awards.

(2)	Mr. Rowe was paid pursuant to the terms of an Employment Agreement dated July 26, 2022.

(3)	Represents amounts paid to Mr. Rowe in 2023 for matching funds for his contributions to the Eyenovia 401(k) program and a monthly cell phone allowance received by all Eyenovia, Inc. employees.

(4)	During 2022, we granted options to purchase 23,211 and 440,000 shares of common stock at an exercise price of $3.10 and $1.66, respectively, per share to Mr. Rowe. The options had grant date values of $52,900 and $530,600, respectively. The options vested as to one-third of the shares underlying the options on February 14, 2023 and August 1, 2023, respectively, and the remaining options become exercisable in 24 one-month anniversaries thereafter.

(5)	Represents amounts paid to Mr. Rowe in 2022 for matching funds for his contributions to the Eyenovia 401(k) program.

(6)	Mr. Gandolfo was paid pursuant to the terms of an Employment Agreement dated February 15, 2019, as amended on March 10, 2022.

(7)	During 2023, we granted options to purchase 68,235 shares of common stock at an exercise price of $2.16 per share to Mr. Gandolfo. The options had a grant date value of $107,300. The options vested as to one-third of the shares underlying the options on January 17, 2024 and the remaining options become exercisable in 24 one-month anniversaries thereafter.

(8)	Represents amounts paid to Mr. Gandolfo in 2023 for matching funds for his contributions to the Eyenovia 401(k) program, and a monthly cell phone allowance received by all Eyenovia, Inc. employees.

(9)	During 2022, we granted options to purchase 23,211 shares of common stock at an exercise price of $3.10 per share to Mr. Gandolfo. The options had a grant date value of $52,900. The options vested as to one-third of the shares underlying the options on February 14, 2023 and the remaining options become exercisable in 24 one-month anniversaries thereafter.

(10)	Represents amounts paid to Mr. Gandolfo in 2022 for matching funds for his contributions to the Eyenovia 401(k) program.

(11)	Mr. Kern became a named executive officer for the first time for the fiscal year ended December 31, 2023.

(12)	Mr. Kern was paid pursuant to the terms of an Employment Agreement dated December 19, 2022.

(13)	During 2023, we granted options to purchase 120,000 shares of common stock at an exercise price of $1.72 per share to Mr. Kern. The options had a grant date value of $151,400. The options vested as to one-third of the shares underlying the options on January 3, 2024 and the remaining options become exercisable in 24 one-month anniversaries thereafter.

(14)	Represents amounts paid to Mr. Kern in 2023 for matching funds for his contributions to the Eyenovia 401(k) program, and a monthly cell phone allowance received by all Eyenovia, Inc. employees.

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

John P. Gandolfo

Mr. Gandolfo is currently compensated for his services as our Chief Financial Officer pursuant to an Employment Agreement dated February 15, 2019, as amended on March 10, 2022 (the “Gandolfo Employment Agreement”).

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

Bren Kern

Mr. Kern is currently compensated for his services as our Chief Operating Officer pursuant to an Employment Agreement dated December 19, 2022 (the “Kern Employment Agreement”).

Under the terms of the Kern Employment Agreement, the Company must pay Mr. Kern a base salary of not less than $345,000 per year. Mr. Kern is eligible to receive an annual cash bonus, based upon the achievement of pre-established annual individual and Company objectives determined by the Company’s Board of Directors or its Compensation Committee. He is also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors or Compensation Committee.

Termination of Employment Agreements

The Rowe Employment Agreement discussed above provides the following upon termination of Mr. Rowe’s employment:

Termination by Company for Cause; by Company without Cause or by Executive without Good Reason within Executive’s First Six (6) Months of Employment; or as a Result of Executive’s Disability or Death. If Mr. Rowe’s employment is terminated by us for Cause (as defined in the Rowe Employment Agreement), by us without Cause within Mr. Rowe’s first six months of employment, by Mr. Rowe without Good Reason (as defined in the Rowe Employment Agreement), or as a result of Mr. Rowe’s Disability (as defined in the Rowe Employment Agreement) or death, then we must pay the portion of Mr. Rowe’s base salary that has accrued prior to such termination and has not yet been paid, any bonus previously earned by Mr. Rowe but not yet paid, any accrued and unused vacation or sick leave, and the amount of any expenses properly incurred by Mr. Rowe prior to any such termination and not yet reimbursed (collectively, the “Rowe Accrued Obligations”) promptly following the effective date of such termination, subject to certain exceptions.

Termination by Company without Cause or by Executive for Good Reason Following Executive’s First Six Months of Employment. In the event that Mr. Rowe’s employment is terminated by us other than for Cause, Disability or death at any time after Mr. Rowe’s first six months of employment as CEO, then, in addition to the Rowe Accrued Obligations, Mr. Rowe shall receive the following, subject to certain terms and conditions:

•	Severance Payment. Payment in an amount equal to Mr. Rowe’s base salary for a 12-month period, less customary and required taxes and employment-related deductions, paid in one lump sum amount.

•	Benefits. health insurance coverage at no cost to Mr. Rowe, until the earlier to occur of 12 months following the termination date or the date Mr. Rowe elects to participate in the group health plan of another employer.

The Gandolfo Employment Agreement discussed above provides that if Mr. Gandolfo’s employment is terminated by the Company without “Cause” (as defined in the Company’s 2018 Omnibus Stock Incentive Plan (the “2018 Plan”)) or Mr. Gandolfo suffers an “Involuntarily Termination” (as defined in the Gandolfo Employment Agreement) provided that Mr. Gandolfo has signed a full release of all claims, Mr. Gandolfo will be entitled to receive: (i) severance pay equal to 12 months of his then-current base salary, and (ii) a reimbursement for health insurance benefits under COBRA for Mr. Gandolfo and his spouse and dependents for a period of 12 months or until Mr. Gandolfo becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

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

As defined in the Gandolfo Employment Agreement, “Involuntary Termination” means the occurrence of any of the following without the written consent of Mr. Gandolfo: (i) a material diminution in Mr. Gandolfo’s Base Salary, Bonus target or benefits (other than a material diminution that is applicable to all similarly situated employees and executives of the Company in connection with an across-the-board cost savings strategy); (ii) a material diminution in Mr. Gandollfo’s authority, duties or responsibilities; (iii) a material diminution in the level of Mr. Gandolfo’s reporting structure, including a requirement that Mr. Gandolfo report to a corporate officer or employee instead of reporting directly to the CEO; or (iv) any other action or inaction that constitutes a material breach by the Company of the Gandolfo Employment Agreement.

The Kern Employment Agreement discussed above provides the following upon termination of Mr. Kern’s employment:

Termination by Company for Cause; by Company without Cause or by Executive without Good Reason within Executive’s First Six Months of Employment; or as a Result of Executive’s Disability or Death. If Mr. Kern’s employment is terminated by us for Cause (as defined in the Kern Employment Agreement), by us without Cause within Mr. Kern’s first six months of employment, by Mr. Kern without Good Reason (as defined in the Kern Employment Agreement), or as a result of Mr. Kern’s Disability (as defined in the Kern Employment Agreement) or death, then we must pay the portion of Mr. Kern’s base salary that has accrued prior to such termination and has not yet been paid, any accrued and unused vacation or sick leave, and the amount of any expenses properly incurred by Mr. Kern prior to any such termination and not yet reimbursed (collectively, the “Kern Accrued Obligations”) promptly following the effective date of such termination, subject to certain exceptions.

Termination by Company without Cause or by Executive for Good Reason Following Executive’s First Six Months of Employment. In the event that Mr. Kern’s employment is terminated by us other than for Cause, Disability or death or by Mr. Kern for Good Reason at any time after Mr. Kern’s first six months of employment as our Chief Operating Officer, then, in addition to the Kern Accrued Obligations, Mr. Kern will receive the following, subject to certain terms and conditions:

•	Severance Payment. Payment in an amount equal to Mr. Kern’s base salary for a 12-month period, less customary and required taxes and employment-related deductions, paid in one lump sum amount.
•	Benefits. Health insurance coverage at no cost to Mr. Kern, until the earlier to occur of 12 months following the termination date or the date Mr. Kern elects to participate in the group health plan of another employer.

Change in Control Provision of Employment Agreements

The Rowe Employment Agreement and the Gandolfo Employment Agreement also provide that if within 12 months following any “Corporate Transaction” (as defined in the 2018 Plan) of the Company, the executive’s employment is terminated by the Company without Cause or the executive suffers an Involuntary Termination (as defined in the employment agreements), provided that the executive has signed a full release of all claims, the executive will be entitled to receive, in lieu of what is described above: (i) severance pay equal to 12 months of his then-current base salary, and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his spouse and dependents for a period of 12 months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

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

The Kern Employment Agreement provides that if, within a period of 30 days prior to or 12 months following a Change of Control of the Company, Mr. Kern’s employment is terminated by the Company without Cause or by Mr. Kern for Good Reason, provided that Mr. Kern has signed a separation agreement including a full release of all claims, Mr. Kern will be entitled to receive, in lieu of what is described above: (i) severance pay equal to 12 months of his then-current base salary, and (ii) medical insurance coverage at no cost for a period of 12 months or until Kern elects to participate in the group health plan of another employer, whichever is earlier.

As defined in the Kern Employment Agreement, a “Change of Control” means the occurrence of any of the following events: (i) a merger or consolidation of Company, whether or not approved by the Board, other than a merger or consolidation which would result in the voting securities of Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or the parent of such entity) more than 50% of the total voting power represented by the voting securities of Company or such surviving entity or parent of such entity, as the case may be, outstanding immediately after such merger or consolidation; (ii) the acquisition of more than 50% of the voting power of the outstanding securities of the Company by one or more other entities, unless the Company’s stockholders of record immediately prior to such acquisition will, immediately after such acquisition, hold at least 50% of the voting power of the Company, provided that a bona fide equity financing that the Board approves does not constitute a Change of Control; or (iii) the sale or disposition by Company of all or substantially all of Company’s assets in a transaction requiring Board approval.

Outstanding Equity Awards as of December 31, 2023

The following table sets forth information regarding all outstanding stock options held by our named executive officers as of December 31, 2023:

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Michael Rowe	60,000	(1)	—		6.30	07/02/2028
Chief Executive Officer	19,874	(2)	—		6.20	07/24/2028
	42,722	(3)	—		3.11	08/16/2029
	141,622	(4)	—		2.72	06/03/2030
	124,692		3,566	(5)	6.01	01/29/2031
	14,184		9,027	(6)	3.10	02/14/2032
	195,554		244,446	(7)	1.66	08/01/2032
John Gandolfo	71,200	(8)	—		8.72	04/16/2028
Chief Financial Officer	24,842	(2)	—		6.20	07/24/2028
	53,402	(3)	—		3.11	08/16/2029
	114,774	(4)	—		2.72	06/30/2030
	124,692		3,566	(5)	6.01	01/29/2031
	14,184		9,027	(6)	3.10	02/14/2032
	—		68,235	(9)	2.16	01/17/2033
Bren Kern	22,222		27,778	(7)	1.66	08/01/2032
Chief Operating Officer	—		120,000	(10)	1.72	01/03/2033

(1)	The options vested as to 1,666 shares on August 2, 2018 and vested in equal 1,666 share amounts on each of the 35 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(2)	The options vested as to one-third of the shares underlying the options on July 24, 2019 and became exercisable in equal share amounts on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(3)	The options vested as to one-third of the shares underlying the option on August 16, 2020 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(4)	The options vested as to one-third of the shares underlying the options on June 3, 2021 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(5)	The options vested as to one-third of the shares underlying the options on January 30, 2022 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(6)	The options vested as to one-third of the shares underlying the options on February 14, 2023 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(7)	The options vested as to one-third of the shares underlying the options on August 1, 2023 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(8)	The options vested as to 1,977 shares on May 16, 2018 and vested in equal 1,977 share amounts on each of the 35 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(9)	The options vested as to one-third of the shares underlying the options on January 17, 2024 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

(10)	The options vested as to one-third of the shares underlying the options on January 3, 2024 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

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

The following table sets forth certain information concerning the compensation of our then serving directors (excluding Mr. Rowe who was a named executive officer) for the fiscal year ended December 31, 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)		Option awards ($)(1)		All other compensation ($)		Total ($)
Tsontcho Ianchulev, M.D., M.P.H(2)	107,500	40,000	(5)	40,000	(6)	60,000	(7)	247,500
Stephen Benjamin(3)	13,750	—		—		-		13,750
Michael Geltzeiler(4)	7,826	24,800	(8)	25,200	(9)	-		57,826
Rachel Jacobson	65,000	40,000	(5)	40,000	(6)	-		145,000
Charles E. Mather IV	68,750	40,000	(5)	40,000	(6)	-		148,750
Ram Palanki, Pharm.D	60,000	40,000	(5)	40,000	(6)	-		140,000
Ellen Strahlman, M.D.	82,500	40,000	(5)	40,000	(6)	-		162,500

(1)	The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 11 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 for the assumptions underlying the valuation of equity awards.

(2)	Effective August 1, 2022, Dr. Ianchulev became Executive Chair of the Board and receives $15,000 per quarter for his services as the Executive Chair in addition to the compensation payable to non-employee members of the Board.

(3)	Mr. Benjamin resigned from the Board on February 28, 2023.

(4)	Mr. Geltzeiler was appointed to the Board on November 10, 2023.

(5)	On June 27, 2023, the Board of Directors granted to each of Dr. Ianchulev, Ms. Jacobson, Mr. Mather, Dr. Palanki and Dr. Strahlman 17,424 RSUs with an aggregate grant date fair value of $40,000, computed in accordance with FASB ASC Topic 718. These RSUs will vest on the earlier of June 27, 2024 or the date of the Company’s 2024 annual meeting of stockholders (the “2024 Annual Meeting”), subject to the director’s continued service on the Board.

(6)	On June 27, 2023, the Board of Directors granted to each of Dr. Ianchulev, Ms. Jacobson, Mr. Mather, Mr. Palanki and Dr. Strahlman options to purchase 24,691 shares of our common stock at an exercise price of $2.32 per share, exercisable on the earlier of June 27, 2024 or the date of the 2024 Annual Meeting, subject to the director’s continued service on the Board.

(7)	Effective August 1, 2022, Dr. Ianchulev became Executive Chair of the Board and receives $15,000 per quarter for Medical Advisory services in addition to the compensation payable as the Executive Chair as well as the compensation payable to non-employee members of the Board.

(8)	On November 14, 2023, the Board of Directors approved granted to Mr. Geltzeiler 19,814 RSUs with an aggregate grant date fair value of $24,800, computed in accordance with FASB ASC Topic 718. These RSUs will vest on the earlier of June 27, 2024 or the date of the 2024 Annual Meeting, subject to Mr. Geltzeiler’s continued service on the Board.

(9)	On November 14, 2023, the Board of Directors granted to Michael Geltzeiler options to purchase 28,799 shares of our common stock at an exercise price of $1.25 per share, exercisable on the earlier of June 27, 2024 or the date of the 2024 Annual Meeting, subject to Mr. Geltzeiler’s continued service on the Board.

None of our non-employee directors received any compensation for the fiscal year ended December 31, 2023 in their capacity as directors other than as reflected above.

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

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 16, 2024, unless otherwise noted below, for the following:

•	each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;

•	the named executive officers set forth in the Summary Compensation Table;

•	each director; and

•	all current directors and executive officers as a group.

Applicable percentage ownership is based on 50,957,869 shares of our common stock outstanding as of April 16, 2024, unless otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after April 16, 2024 is deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Eyenovia, Inc., 295 Madison Avenue, Suite 2400, New York, NY 10017.

Name of Beneficial Owner	Shares Beneficially Owned Number	Percentage
Directors and Named Executive Officers
Michael Rowe(1)	676,607	1.3%
John Gandolfo(2)	443,774	*
Bren Kern(3)	86,944	*
Tsontcho Ianchulev(4)	2,078,437	4.0%
Michael Geltzeiler	48,613	*
Rachel Jacobson(5)	102,957	*
Charles E. Mather IV(6)	183,240	*
Ram Palanki(7)	90,322	*
Ellen Strahlman(8)	128,007	*
All directors and executive officers as a group (9 persons)(9)	3,838,901	7.1%
5% Stockholders:
Stuart Grant(10)	6,108,145	12.0%
Armistice Capital, LLC(11)	4,378,000	8.6%

*	Less than 1% of the outstanding shares of our common stock.

(1)	Includes (i) 32,927 shares of common stock and (ii) 643,680 shares of common stock underlying options that are exercisable within 60 days of April 16, 2024.

(2)	Includes (i) 8,000 shares of common stock and (ii) 435,774 shares of common stock underlying options that are exercisable within 60 days of April 16, 2024.

(3)	Includes (i) 2,500 shares of common stock and (ii) 84,444 shares of common stock underlying options that are exercisable within 60 days of April 16, 2024.

(4)	Includes (i) 309,895 shares of common stock, (ii) 1,055,495 shares of common stock underlying options that are exercisable within 60 days of April 16, 2024, (iii) 38,557 RSUs, (iv) 61,823 shares underlying warrants held by Dr. Ianchulev directly that are exercisable within 60 days of April 16, 2024, (v) 606,667 shares of common stock held by PME and (vi) 6,000 shares of common stock held by The Meliora Trust . Dr. Ianchulev is one of the two principal shareholders of PME and therefore may be deemed to have beneficial ownership of the shares of common stock held by PME.

(5)	Includes (i) 42,752 RSUs that vest within 60 days of April 16, 2024, and (ii) 60,205 shares of common stock underlying options that are exercisable within 60 days of April 16, 2024.

(6)	Includes (i) 29,000 shares of common stock, (ii) 65,785 RSUs that vest within 60 days of April 16, 2024, and (iii) 88,455 shares of common stock underlying options that are exercisable within 60 days of April 16, 2024.

(7)	Includes (i) 37,428 RSUs that vest within 60 days of April 16, 2024, and (ii) 52,895 shares of common stock underlying options that are exercisable within 60 days of April 16, 2024.

(8)	Includes (i) 37,685 shares of common stock, (ii) 37,428 RSUs that vest within 60 days of April 16, 2024, and (iii) 52,894 shares of common stock underlying options that are exercisable within 60 days of April 16, 2024.

(9)	See footnotes (1) through (8).

(10)	Based on a Form 4 filed with the SEC on March 28, 2024, and subsequent reports filed pursuant to Section 16 of the Exchange Act by Mr. Grant. Includes (i) 5,430,715 shares of common stock and (ii) 677,430 shares of common stock underlying warrants that are exercisable within 60 days of April 16, 2024. Mr. Grant’s address is 11 Summit Lane, Greenville, Delaware 19807.

(11)	Based on information known to the Company and a Schedule 13G filed with the SEC on February 14, 2024 by Armistice Capital, LLC (“Armistice Capital”). Consists of 4,378,000 shares of common stock (the “Shares”) and excludes 9,708,839 shares of common stock underlying warrants (the “Warrants”) that are exercisable within 60 days of April 16, 2024. The Warrants are only exercisable to the extent that the holder thereof, together with its affiliates, would beneficially own no more than 4.99% of the outstanding shares of our common stock after giving effect to such exercise (the “Warrant Beneficial Ownership Limitation”). As a result of the Warrant Beneficial Ownership Limitation, the number of shares that may be issued to the holder upon exercise of the Warrants may change depending upon changes in the outstanding shares of our common stock. Upon 61 days’ prior notice to the Company, the holder may increase, decrease or terminate the Warrant Beneficial Ownership Limitation. Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the Shares and the Warrants, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Company held by the Master Fund and thus may be deemed to beneficially own the securities of the Company held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of Armistice Capital, LLC and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York, 10022.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Below are transactions since January 1, 2022 to which we have been or are a participant, including currently proposed transactions, in which the amount involved in the transaction exceeds $120,000 and in which any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or has a direct or indirect material interest.

License Agreement with Senju Pharmaceutical Co., Ltd.

In 2015, the Company entered into an exclusive license agreement with Senju (the “Senju License Agreement”) whereby the Company agreed to grant to Senju an exclusive, royalty-bearing license for its microdose product candidates for Asia to sublicense, develop, make, have made, manufacture, use, import, market, sell, and otherwise distribute the microdose product candidates. In consideration for the license, Senju agreed to pay to Eyenovia 5% royalties on sales (net of certain manufacturing costs) for the term of the Senju License Agreement, subject to certain adjustments upon the loss of patent coverage for the term of the license agreement. The agreement will continue in full force and effect, on a country-by-country basis, until the latest to occur of: (i) the tenth anniversary of the first commercial sale of such a product candidate in a country; or (ii) the expiration of the licensed patents in a country. As of the date of this filing, there have been no commercial sales of such a product in Asia; therefore, no royalties have been earned. Senju is owned by the family of a former member of the Company’s Board of Directors and, together, they beneficially owned greater than 5% of the Company’s common stock during a portion of the fiscal year ended December 31, 2022.

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

The Senju License Agreement was further amended in a Letter Agreement by and between the Company and Senju on August 10, 2020 (the “Letter Agreement”). Pursuant to the Letter Agreement, the Company will pay a percentage in the range of 30 to 40 percent of certain payments, royalties, or net proceeds received from Arctic Vision in connection with the Arctic Vision License Agreement to Senju. The Senju License Agreement was amended further by the License Amendment 2, effective September 14, 2021 (“Amendment 2”). The Amendment 2 excludes Greater China and South Korea from the territory in which Senju was granted an exclusive royalty-bearing license from the Company. In consideration for this exclusion, and upon and after the execution of Amendment 1 with Arctic Vision, the Company must make payments to Senju based on non-royalty license revenue and sales revenue, including the following:

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

Indemnification Agreements

Our third amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws provide that we shall indemnify our directors and officers to the fullest extent permitted by law. We also maintain a directors’ and officers’ liability insurance policy. The policy insures directors and officers against unindemnified losses arising from certain wrongful acts in their capacities as directors and officers and reimburses us for those losses for which we have lawfully indemnified the directors and officers. The policy contains various exclusions. We have also entered into director indemnification agreements with each of our directors.

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

Equity Issued to Executive Officers and Directors

We granted options and restricted stock units to our named executive officers and directors in 2023, as more fully described in the sections entitled “Outstanding Equity Awards as of December 31, 2023” and “Director Compensation”.

Agreement with Stuart Grant

On February 4, 2022, the Company entered into a Settlement Agreement (the “Settlement Agreement”) with Stuart M. Grant, a greater-than-5% stockholder of the Company. Pursuant to the Settlement Agreement, our Board of Directors appointed two new directors, Rachel Jacobson and Stephen Benjamin, to the Board to fill the vacancies on the Board at such time. Ms. Jacobson and Mr. Benjamin were nominated as directors at the 2022 annual meeting of stockholders and elected as directors at such meeting; Mr. Benjamin has since resigned from the Board to take a position at the White House. The Board of Directors has nominated Ms. Jacobson for re-election at the 2024 Annual Meeting. The Settlement Agreement has expired and is no longer in effect.

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

To the best of our knowledge, since January 1, 2022, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Dr. Ianchulev and Mr. Rowe, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. Our Board of Directors determined that Drs. Strahlman and Palanki, Messrs. Geltzeiler and Mather, and Ms. Jacobson satisfy the applicable independence standards established by the SEC and the Nasdaq Listing Rules. In making such determinations, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

The following table summarizes the aggregate fees billed for professional services rendered to us by Marcum in 2023 and 2022. A description of these various fees and services follows the table.

	2022	2021
Audit Fees	$241,610	$162,200
Audit-Related Fees	$155,970	$87,575
Tax Fees	-	-
All Other Fees	-	-

Audit Fees

Audit fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees include services rendered by Marcum for the 2023 and 2022 audits totaling $167,375 and $96,200 respectively. Fees also include services rendered by Marcum for their reviews of the condensed financial statements included in the Company’s Forms 10-Q during the first three quarters of 2023 and 2022 totaling $74,235 and $66,000, respectively.

Audit-Related Fees

Audit-related fees include services, including services related to the review of our registration statements, SEC comment letters and issuance of comfort letters by Marcum LLP, in 2023 and 2022, totaling $155,970 and $87,575, respectively.

Tax Fees

No tax fees were billed to us by Marcum for the years ended December 31, 2023 or 2022.

All Other Fees

No other fees were billed to us by Marcum for the years ended December 31, 2023 or 2022.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A:

		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022

4.1	Description of Securities	10-K	001-38365	4.1	March 31, 2023

4.2	Form of Class A Warrant Issued on March 24, 2020	8-K	001-38365	4.1	March 25, 2020

4.3	Form of Class B Warrant Issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

4.4	Form of Warrant Issued on May 7, 2021	8-K	001-38365	4.1	May 10, 2021

4.5	Form of Pre-Funded Warrant Issued on March 7, 2022	8-K/A	001-38365	4.1	March 9, 2022

4.6	Form of Warrant Issued on March 7, 2022	8-K/A	001-38365	4.2	March 9, 2022

4.7	Form of Warrant Issued on August 29, 2023	8-K	001-38365	4.1	August 29, 2023

4.8	Form of Warrant issued on August 29, 2023	8-K	001-38365	4.2	August 29, 2023

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.1.1#	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	10-Q	001-38365	10.24	August 14, 2020

10.1.2#	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020

10.2*	Master Consulting Services Agreement, dated November 4, 2014, between Eyenovia, Inc. and Private Medical Equity, Inc.	S-1	333-222162	10.10	December 19, 2017

10.3*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and Tsontcho Ianchulev	8-K	001-38365	10.16	February 19, 2019

10.4*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo	8-K	001-38365	10.17	February 19, 2019

10.5*	Executive Employment Agreement, dated February 15, 2019, by and between the Company and John Gandolfo	8-K	001-38365	10.19	February 19, 2019

10.6	Form of Nondisclosure, Assignment of Inventions and Noncompetition Agreement	8-K	001-38365	10.21	February 19, 2019

10.7*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.14	August 14, 2019

10.8*	Form of Nonqualified Stock Option Agreement	S-8	333-233278	10.15	August 14, 2019

10.9	Registration Rights Agreement, dated March 23, 2020, between Eyenovia, Inc. and the investors named therein	8-K	001-38365	10.23	March 25, 2020

10.10	Promissory Note and Agreement dated May 3, 2020	8-K	001-38365	10.24	May 8, 2020

10.11*	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan	8-K	001-38365	10.1	June 17, 2022

10.12*	Form of Notice of Stock Option Grant and Award Agreement	8-K	001-38365	10.14	June 14, 2018

10.13*	Form of Restricted Stock Award Agreement	8-K	001-38365	10.15	June 14, 2018

10.14#	License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

10.15#	License Agreement by and between Eyenovia, Inc. and Bausch Health Ireland Limited, dated October 9, 2020	8-K	001-38365	10.1	October 13, 2020

10.16*	First Amendment to Executive Employment Agreement, dated February 1, 2021, by and between the Company and Michael M. Rowe	8-K	001-38365	10.1	February 3, 2021

10.17#	Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated May 7, 2021	8-K	001-38365	10.1	May 10, 2021

10.18#	First Amendment to Loan and Security Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated September 29, 2021	10-Q	001-38365	10.3	November 12, 2021

10.19	Waiver Agreement, by and between Eyenovia, Inc. and Silicon Valley Bank, dated November 30, 2021	8-K	001-38365	10.1	December 3, 2021

10.20	Sales Agreement, by and between Eyenovia, Inc. and SVB Leerink LLC, dated December 14, 2021	S-3	333-261638	1.2	December 14, 2021

10.21	Securities Purchase Agreement by and between Eyenovia, Inc. and Armistice Capital Master Fund Ltd., dated March 3, 2022	8-K	001-38365	10.1	March 7, 2022

10.22	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Tsontcho Ianchulev	10-K	001-38365	10.23	March 30, 2022

10.23	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and John Gandolfo	10-K	001-38365	10.24	March 30, 2022

10.24	Addendum to Executive Employment Agreement, dated March 10, 2022, by and between the Company and Michael Rowe	10-K	001-38365	10.25	March 30, 2022

10.25	Third Amendment to Loan and Security Agreement, dated as of May 6, 2022, by and between Eyenovia, Inc. and Silicon Valley Bank.	8-K	001-38365	10.1	May 15, 2022

10.26*#	Employment Agreement, dated July 26, 2022, by and between Eyenovia, Inc, and Michael Rowe	10-Q	001-38365	10.2	August 11, 2022

10.27*	Executive Chair Agreement, dated August 1, 2022, by and between, Eyenovia, Inc. and Tsontcho Ianchulev	10-Q	001-38365	10.3	August 11, 2022

10.28	Non-Employee Director Compensation Policy, as amended	10-Q	001-38365	10.1	November 14, 2022

10.29	Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.30	March 31, 2023

10.30	Supplement to the Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.31	March 31, 2023

10.31	Subscription Agreement, dated November 22, 2022, by and among Eyenovia, Inc., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.32	March 31, 2023

10.32	Employment Agreement, dated December 19, 2022, by and between Eyenovia, Inc. and Bren Kern	10-K	001-38365	10.33	March 31, 2023

10.33	Form of Restricted Stock Unit Agreement	10-K/A	001-38365	10.34	May 1, 2023

10.34	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan, as Amended	8-K	001-38365	10.1	June 27, 2023

10.35#	License Agreement, dated August 15, 2023, by and between Eyenovia, Inc. and Formosa Pharmaceuticals, Inc.	10-Q	001-38365	10.1	November 13, 2023

10.36	Securities Purchase Agreement, dated August 24, 2023	8-K	001-38365	10.1	August 29, 2023

10.37	Warrant Amendment Agreement, dated August 24, 2023	8-K	001-38365	10.2	August 29, 2023

10.38#	Mutual Termination and Reassignment, dated January 12, 2024, by and between Eyenovia, Inc and Bausch + Lomb Ireland Limited	10-K	001-38365	10.38	March 18, 2024

23.1	Consent of Marcum LLP	10-K	001-38365	23.1	March 18, 2024

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	31.1	March 18, 2024

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	31.2	March 18, 2024

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

31.4	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	32.1	March 18, 2024

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	32.2	March 18, 2024

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2023 and 2022; (ii) Statements of Operations for the Years Ended December 31, 2023 and 2022; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2023 and 2022; (iv) Statements of Cash Flows for the Years Ended December 31, 2023 and 2022; and (v) Notes to Financial Statements	--	--	--	Filed herewith

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	--	--	--	Filed herewith

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

EYENOVIA, INC.

Date: April 26, 2024	By:	/s/ Michael Rowe
Michael Rowe
Chief Executive Officer
(Principal Executive Officer)