Form 10-Q
period 2024-03-31
EYENOVIA, INC.
filed 2024-05-15
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

The number of outstanding shares of the registrant’s common stock was 53,870,762 as of May 10, 2024.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2024	2023
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$7,976,106	$14,849,057
Inventories	3,513,860	109,798
Deferred clinical supply costs	846,301	4,256,793
License fee and expense reimbursements receivable	88,045	123,833
Security deposits, current	1,506	1,506
Prepaid expenses and other current assets	2,025,267	1,365,731
Total Current Assets	14,451,085	20,706,718

Property and equipment, net	3,155,710	3,374,384
Security deposits, non-current	197,168	197,168
Intangible assets	6,122,945	2,122,945
Operating lease right-of-use asset	1,538,814	1,666,718
Equipment deposits	711,441	711,441
Total Assets	$26,177,163	$28,779,374

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,145,272	$1,753,172
Accrued compensation	828,286	1,658,613
Accrued expenses and other current liabilities	4,751,755	287,928
Operating lease liabilities - current portion	579,585	501,250
Notes payable - current portion, net of debt discount of $621,712 and $503,914 as of March 31, 2024 and December 31, 2023, respectively	8,155,025	5,329,419
Total Current Liabilities	16,459,923	9,530,382

Operating lease liabilities - non-current portion	1,140,231	1,292,667
Notes payable - non-current portion, net of debt discount of $200,711 and $448,367 as of March 31, 2024 and December 31, 2023, respectively	2,103,456	4,355,800
Convertible notes payable - net of debt discount of $344,219 and $398,569 as of March 31, 2024 and December 31, 2023, respectively	4,655,781	4,601,431
Total Liabilities	24,359,391	19,780,280

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 90,000,000 shares authorized; 47,386,349 and 45,553,026 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	4,738	4,555
Additional paid-in capital	158,226,694	154,486,098
Accumulated deficit	(156,413,660)	(145,491,559)
Total Stockholders’ Equity	1,817,772	8,999,094
Total Liabilities and Stockholders’ Equity	$26,177,163	$28,779,374

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Operating Income
Revenue	$4,993	$—
Cost of revenue	(4,993)	—
Gross Profit	—	—

Operating Expenses:
Research and development	4,431,601	2,521,950
General and administrative	3,835,223	2,936,886
Reacquisition of license rights	2,000,000	—
Total Operating Expenses	10,266,824	5,458,836
Loss From Operations	(10,266,824)	(5,458,836)

Other Income (Expense):
Other (expense) income, net	(97,558)	70,993
Interest expense	(678,658)	(454,003)
Interest income	120,939	102,480
Total Other Expense	(655,277)	(280,530)

Net Loss	$(10,922,101)	$(5,739,366)

Net Loss Per Share - Basic and Diluted	$(0.23)	$(0.15)

Shares Outstanding - Basic and Diluted	46,606,790	37,410,587

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity

(unaudited)

	For the Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2024	45,553,026	$4,555	$154,486,098	$(145,491,559)	$8,999,094
Issuance of common stock in At the Market offering [1]	1,833,323	183	3,194,364	—	3,194,547
Stock-based compensation	—	—	546,232	—	546,232
Net loss	—	—	—	(10,922,101)	(10,922,101)
Balance - March 31, 2024	47,386,349	$4,738	$158,226,694	$(156,413,660)	$1,817,772

	For the Three Months Ended March 31, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	36,668,980	$3,667	$135,461,361	$(118,230,463)	$17,234,565
Issuance of common stock in At the Market offering [2]	1,299,947	130	3,499,462	—	3,499,592
Cashless exercise of stock options	19,530	2	(2)	—	—
Stock-based compensation	—	—	819,064	—	819,064
Issuance of common stock related to vested restricted stock units	3,289	—	—	—	—
Net loss	—	—	—	(5,739,366)	(5,739,366)
Balance -March 31, 2023	37,991,746	$3,799	$139,779,885	$(123,969,829)	$15,813,855
[1]	Includes gross proceeds of $3,293,347 less total issuance costs of $98,800.
[2]	Includes gross proceeds of $3,607,827 less total issuance costs of $108,235.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(10,922,101)	$(5,739,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	546,232	819,064
Depreciation of property and equipment	247,728	63,119
Amortization of debt discount	184,207	149,490
Write-off of property and equipment	85,051	—
Write-down of inventories to net realizable value	198,034	—
Provision for defective clinical supply settlement	100,000	—
Non-cash rent expense	127,904	133,907
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(154,486)	(212,025)
License fee and expense reimbursements receivables	35,788	210,109
Deferred clinical supply costs	375,944	(1,067,714)
Inventories	(567,598)	—
Accounts payable	392,100	(26,207)
Accrued compensation	(830,327)	(1,110,002)
Accrued expenses and other current liabilities	363,828	(42,933)
Lease liabilities	(74,101)	(136,150)
Net Cash Used In Operating Activities	(9,891,747)	(6,958,708)

Cash Flows From Investing Activities
Purchases of property and equipment	(114,105)	(920,865)
Vendor deposits for property and equipment	—	82,813
Net Cash Used In Investing Activities	(114,105)	(838,052)

Cash Flows From Financing Activities
Proceeds from sale of common stock in At the Market offering	3,293,347	3,607,827
Payment of issuance costs for At the Market offering	(98,800)	(108,235)
Repayments of notes payable	(61,646)	(100,030)
Net Cash Provided By Financing Activities	3,132,901	3,399,562
Net Decrease in Cash and Cash Equivalents	(6,872,951)	(4,397,198)
Cash and Cash Equivalents - Beginning of Period	14,849,057	22,863,520
Cash and Cash Equivalents - End of Period	$7,976,106	$18,466,322

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$494,451	$304,512

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$505,050	$609,140
Accrual for intangible asset milestone obligations	$4,000,000	$—
Reclassification of deferred clinical supply costs to inventories	$3,034,498	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$350,473
Cashless exercise of stock options	$—	$2

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is a commercial-stage ophthalmic pharmaceutical technology company developing a pipeline of microdose array print therapeutics based on its Optejet platform. MicroPine, its leading late-stage candidate for the multi-billion dollar pediatric progressive myopia market has been licensed to Arctic Vision (Hong Kong) Limited (“Arctic Vision”) in China and South Korea.  In the United States, Eyenovia is also focused on the commercialization of its two Food and Drug Administration (“FDA”)-approved products: Mydcombi (tropicamide+phenylephrine ophthalmic spray) for mydriasis, as well as clobetasol propionate ophthalmic nanosuspension 0.05% to reduce pain and inflammation following ocular surgery.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2024 and for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 (the “2023 Form 10-K”), as amended by Amendment No. 1, filed with the SEC on April 26, 2024 (the “2023 Form 10-K Amendment”).

Note 2 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2024, except as disclosed below.

Liquidity and Going Concern

As of March 31, 2024, the Company had unrestricted cash and cash equivalents of approximately $8.0 million and an accumulated deficit of approximately $156.4 million. For the three months ended March 31, 2024 and 2023, the Company incurred net losses of approximately $10.9 million and $5.7 million, respectively, and used cash in operations of approximately $9.9 million and $7.0 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations for the near future. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies, or acquire other companies or technologies to enhance or complement its product and service offerings. Additionally, the Company may need to raise further capital, through the sale of additional equity or debt securities. If the Company is unable to generate sufficient recurring revenues or secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of March 31, 2024 and December 31, 2023, the Company had Treasury bills with original maturity dates of three months or less in the amounts of $2,039,357 and $5,450,118, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $7,301,681 and $14,243,870, respectively.

Clinical Supply Arrangements

Bausch + Lomb Ireland Limited (“Bausch + Lomb”) and Arctic Vision had contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. Pursuant to the Letter Agreement (as defined below) with Bausch + Lomb, as referenced in Note 8 – Commitments and Contingencies – Bausch License Agreements, the arrangement with Bausch + Lomb has been terminated, and all rights have been repurchased by Eyenovia. The arrangement with Arctic Vision is still in place. The Company’s licensing agreement with Arctic Vision represents a collaborative arrangement and Arctic Vision is not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) report the net income from the clinical supply arrangements as other income. Deferred clinical supply costs were $0.8 million and $4.3 million at March 31, 2024 and December 31, 2023, respectively. See Note 8 – Commitments and Contingencies –Defective Clinical Supply for additional information.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales. The Company will periodically review for slow-moving, excess or obsolete inventories.

Inventory is primarily comprised of drug-device combination products, which are available for commercial sale, as follows:

	March 31,	December 31,
	2024	2023
Finished goods	$452,218	$30,683
Raw materials	3,061,642	79,115
Total inventory	$3,513,860	$109,798

The Company has evaluated the net realizable value of the commercial inventory. The write-down of commercial inventory to net realizable value was $198,034 and $0 for the three months ended March 31, 2024 and 2023, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

	For the Three Months Ended
	March 31,
	2024	2023
Numerator:
Net income (loss)	$(10,922,101)	$(5,739,366)
Net loss attributable to common stockholders	$(10,922,101)	$(5,739,366)

Denominator (weighted average quantities):
Common shares issued	46,471,045	37,380,976
Add: Undelivered vested restricted stock units	135,745	29,611
Denominator for basic and diluted net loss per share	46,606,790	37,410,587

Basic and diluted net loss per common share	$(0.23)	$(0.15)

The following securities are excluded from the calculation of weighted average diluted shares of common stock because their inclusion would have been anti-dilutive:

	March 31,
	2024	2023
Warrants	10,926,554	6,087,845
Options	6,022,877	5,460,099
Convertible notes	2,327,747	2,327,747
Restricted stock units	106,019	150,578
Total potentially dilutive shares	19,383,197	14,026,269

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segments Disclosures (Topic 280), which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on both an annual and interim basis. The guidance becomes effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Since this new ASU addresses only disclosures, the Company does not expect the  adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows. The Company is currently evaluating any new disclosures that may be required upon adoption of ASU 2023-07.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 3 – Prepaid Expenses and Other Current Assets

As of March 31, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2024	2023
Prepaid insurance expenses	$738,752	$167,338
Payroll tax receivable	500,512	500,684
Prepaid research and development expenses	260,489	421,056
Prepaid conference expenses	191,556	123,556
Prepaid general and administrative expenses	213,707	85,938
Prepaid patent expenses	73,501	48,409
Prepaid rent and security deposit	18,750	18,750
Prepaid professional fees	28,000	—
Total prepaid expenses and other current assets	$2,025,267	$1,365,731

Note 4 - Intangible Assets

On August 15, 2023 (the “Effective Date”), the Company entered into a license agreement (the “License”) with Formosa Pharmaceuticals Inc. (“Formosa”), whereby the Company acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension, 0.05% (the “Licensed Product”), which was approved by the FDA for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Licensed Product. The License will remain in effect for ten years from the date of the first commercial sale of a Licensed Product, unless earlier terminated. The Company paid Formosa the aggregate amount of $2.0 million (the “Upfront Payment”), consisting of (a) cash in the amount of $1.0 million and (b) 487,805 shares of common stock valued at $1.0 million, which is included in Intangible Assets on the accompanying balance sheet. In addition to the Upfront Payment, the Company also capitalized $122,945 of transaction costs, which were primarily legal expenses. In addition, the Company must pay Formosa up to $4.0 million upon the achievement of certain development milestones and up to $80.0 million upon the achievement of certain sales milestones. The trigger for the initial $2.0 million development milestone payments was FDA approval of the Licensed Product and the effective date of the acceptance by the Company of the transfer and assignment of the FDA approval. This occurred on March 11, 2024. Under the provisions of the License, the Company had 45 days from the effective date of acceptance of the transfer and assignment of FDA approval to make payment. Therefore, the Company recorded the $2.0 million increase in the intangible asset and the related accrual during March 2024. Subsequent to March 31, 2024, the Company made the requisite payment (see Note 11 – Subsequent Events). The second $2.0 million development milestone was earned upon FDA approval of the Licensed Product and payment is triggered on the earlier of twelve months after FDA approval or six months following the first commercial sale of the Licensed Product. Therefore, the Company recorded an additional $2.0 million increase in the intangible asset and the related accrual during March 2024.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Compensation

As of March 31, 2024 and December 31, 2023, accrued compensation consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued bonus expenses	$406,215	$1,302,997
Accrued payroll expenses	422,071	355,616
Total accrued compensation	$828,286	$1,658,613

Note 6 – Accrued Expenses and Other Current Liabilities

As of March 31, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Accrued intangible asset milestone obligations	$4,000,000	$—
Accrued defective clinical supply settlement	500,000	100,000
Accrued research and development expenses	116,388	89,872
Accrued professional services	113,479	63,028
Credit card payable	16,789	27,193
Accrued franchise tax	5,000	—
Other	99	7,835
Total accrued expenses and other current liabilities	$4,751,755	$287,928

Note 7 – Notes Payable and Convertible Notes Payable

As of March 31, 2024 and December 31, 2023, notes payable and convertible notes payable consisted of the following:

	March 31, 2024			December 31, 2023
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current portion:
D&O insurance policy loan	$443,404	$—	$443,404	$—	$—	$—
Avenue - Note payable	8,333,333	(621,712)	7,711,621	5,833,333	(503,914)	5,329,419
Total current portion	$8,776,737	$(621,712)	$8,155,025	$5,833,333	$(503,914)	$5,329,419

Non-Current portion:
Avenue - Note payable	$2,304,167	$(200,711)	$2,103,456	$4,804,167	$(448,367)	$4,355,800
Avenue - Convertible note payable	5,000,000	(344,219)	4,655,781	5,000,000	(398,569)	4,601,431
Total non-current portion	$7,304,167	$(544,930)	$6,759,237	$9,804,167	$(846,936)	$8,957,231

On February 24, 2024, the Company issued a note payable in the amount of $505,050 for the purchase of a directors and officers’ liability insurance policy (the “D&O Loan”). The note accrues interest at a rate of 8.15% per year and matures on October 24, 2024. The D&O Loan is payable in eight monthly payments of $65,076 consisting of principal and interest. During the three months ended March 31, 2024, the Company repaid $61,646 of principal owed on the D&O Loan.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended March 31, 2024, the Company recorded interest expense of $678,658, of which $675,228 (including amortization of debt discount of $184,207) was related to the Loan and Security Agreement with Avenue Capital Management II, L.P. and related entities (together, “Avenue”) and $3,430 was related to the D&O Loan. During the three months ended March 31, 2023, the Company recorded interest expense of $454,003, of which $450,394 is related to the Loan and Security Agreement with Avenue (including amortization of debt discount of $149,490) and $3,609 is related to the D&O Loan.

Note 8 – Commitments and Contingencies

Defective Clinical Supply

During the third quarter of 2023, a certain portion of clinical supply product sold to Bausch + Lomb had been determined to be defective. On April 23, 2024, the Company and Bausch + Lomb executed a letter agreement (the “Side Letter”) (see Note 11 – Subsequent Events), in which the parties agreed to an estimated value of $0.5 million related to defective clinical supply. Accordingly, the Company recorded an estimated charge equal to $0.4 million, which was included within other income (expense) during the year ended December 31, 2023, because the original sales to the licensee were recorded on that line item. During the three months ended March 31, 2024, the Company recorded an additional $0.1 million charge to other income (expense).

Bausch License Agreements

On October 9, 2020, the Company entered into a license agreement (the Bausch License Agreement”), pursuant to which Bausch + Lomb was permitted to develop and commercialize the Bausch Licensed Product (as defined in the Bausch License Agreement) in the United States and Canada (the “Licensed Territory”). Bausch + Lomb could terminate the Bausch License Agreement, with respect to the Bausch Licensed Product to either country in the Licensed Territory, at any time for convenience upon 90 days’ written notice.

On January 12, 2024, the Company and Bausch + Lomb entered into a mutual termination and reassignment agreement (the “Letter Agreement”), pursuant to which Eyenovia reacquired the rights to the Bausch Licensed Product. The terms of the agreement include the immediate transfer of the rights and the subsequent transfer of certain assets relating to the Bausch Licensed Product from Bausch + Lomb to the Company in exchange for cash and common stock consideration. In addition, under the terms of the Letter Agreement, the Company agreed to pay Bausch + Lomb a low single-digit royalty on its net sales of the Bausch Licensed Product in the United States and Canada for a period of ten years from the date of the first commercial sale by the Company (or its affiliates or licensees) of the Bausch Licensed Product in the United States. Under the Letter Agreement, (i) the Company will re-acquire any and all licenses and other rights granted by the Company to Bausch + Lomb under the original Bausch License Agreement, (ii) any and all licenses and other rights granted by Bausch + Lomb to the Company under the License Agreement are terminated, other than as set forth in the Letter Agreement, and (iii) other than as set forth in the Letter Agreement, Bausch + Lomb is released from all of their ongoing obligations under the License Agreement, including development and commercialization obligations.

Pursuant to the Letter Agreement, the Company paid Bausch + Lomb an upfront payment of $2.0 million in cash on January 22, 2024. The Company has recorded this amount as an operating expense. In connection with the entry into the Letter Agreement, the Company also agreed to issue Bausch + Lomb $3.0 million in shares of the Company’s common stock, within ten business days of the Regulatory Transfer Date, which occurred on April 11, 2024. See Note 11 – Subsequent Events for additional information.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Operating Leases

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$74,101	$136,150

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$350,473

Weighted Average Remaining Lease Term (Years)
Operating leases	2.81 years	3.50 years

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

Future minimum payments under the Company’s operating lease agreements are as follows:

For the Years Ending December 31,	Minimum Lease Payments
2024	$542,718
2025	675,400
2026	560,996
2027	214,619
Total future minimum lease payments	1,993,733
Less: Imputed interest	(273,917)
Present value of lease liabilities	1,719,816
Less: current portion	(579,585)
Lease liabilities, non - current portion	$1,140,231

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements..

Note 9 – Stockholders’ Equity

At-The-Market Offering

During the three months ended March 31, 2024, the Company received approximately $3.2 million in net proceeds from the sale of 1,833,323 shares of its common stock pursuant to a sales agreement (the “Sales Agreement”) with Leerink Partners, LLC, formerly known as SVB Securities LLC (“Leerink Partners”) in an ”at-the-market” offering.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended March 31, 2024 and 2023, the Company recorded stock-based compensation expense of $546,232 ($206,586 which was included within research and development expenses and $339,646 was included within general and administrative expenses on the statements of operations) and $819,064 ($375,130 of which was included within research and development expenses and $443,934 was included within general and administrative expenses on the statements of operations), respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

A summary of the restricted stock units (“RSUs”) activity during the three months ended March 31, 2024 is presented below:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2024	106,019	$2.12
Granted	—	—
Vested	—	—
Forfeited	—	—
RSUs non-vested March 31, 2024	106,019	$2.12

Vested RSUs undelivered March 31, 2024	135,745	$2.22

To date, RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until the termination of service.

As of March 31, 2024, there was $63,095 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.3 years.

Stock Options

A summary of the option activity during the three months ended March 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	5,306,377	$3.31
Granted	863,000	1.88
Exercised	—	—
Forfeited	(146,500)	1.27
Outstanding, March 31, 2024	6,022,877	$3.19	6.9	$—

Exercisable, March 31, 2024	4,147,529	$3.63	5.8	$—

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to stock options as of March 31, 2024:

Options Outstanding		Options Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$1.00 - $1.99	2,299,482	4.5	1,049,492
$2.00 - $2.99	1,446,663	6.6	995,502
$3.00 - $3.99	898,528	6.3	781,568
$4.00 - $4.99	333,000	7.4	275,930
$5.00 - $5.99	50,805	3.5	50,638
$6.00 - $6.99	843,759	5.9	843,759
$7.00+	150,640	4.0	150,640
	6,022,877	5.8	4,147,529

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended
	March 31,
	2024	2023
Expected term (years)	5.85 - 10.00	5.85 - 10.00
Risk free interest rate	4.04% - 4.24%	3.60% - 4.18%
Expected volatility	80% - 82%	82% - 83%
Expected dividends	0.00%	0.00%

As of March 31, 2024, there was $2,407,571 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 2.1 years.

The weighted average estimated grant date fair value of the stock options granted for the three months ended March 31, 2024 and 2023 was approximately $1.33 and $1.61 per share, respectively.

Note 10 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan (the “Plan”), which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. The Company’s Board of Directors approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. During the three months ended March 31, 2024 and 2023, the Company recorded expense of $102,483 and $78,969, respectively, associated with its matching contributions.

Note 11 - Subsequent Events

Registered Direct Offering

On April 8, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single fundamentals-based healthcare investor (the “Purchaser”), pursuant to which the Company agreed to sell, in a registered direct offering by the Company directly to the Purchaser (the “Offering”), 3,223,726 shares of common stock, par value $0.0001 per share. The price per share in the Offering was $0.6204. The aggregate gross proceeds to the Company from the Offering were approximately $2.0 million.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

At-The-Market Offering

Subsequent to March 31, 2024, the Company received approximately $317,000 in net proceeds from the sale of 347,794 shares of its common stock pursuant to its Sales Agreement with Leerink Partners in its ”at-the-market” offering. On April 8, 2024, the Company suspended its use of and terminated the prospectus supplement related to the potential issuance from time to time of the Company’s common stock pursuant to the Sales Agreement, unless and until a new prospectus supplement or a new registration statement is filed.

Reversion of Licensed Rights Under Mutual Termination Agreement with Bausch + Lomb

On January 12, 2024, the Company and Bausch + Lomb entered into the Letter Agreement, pursuant to which Eyenovia reacquired the rights to the CHAPERONE trial at the Regulatory Transfer Completion Date (as defined in the Letter Agreement; hereinafter the “Transfer Date”). See Note 8 – Commitments and Contingencies – Bausch License Agreements for details of the Letter Agreement.

On April 11, 2024, the Transfer Date, the transfer of the rights and certain assets relating to the CHAPERONE trial from Bausch + Lomb to the Company was completed. On May 3, 2024, the Company issued Bausch + Lomb 2,299,397 shares of the Company’s common stock, valued at $3.0 million, in satisfaction of its obligations pursuant to the Letter Agreement.

On April 23, 2024, the Company and Bausch + Lomb entered into the Side Letter, pursuant to which the Company and Bausch + Lomb agreed that the Company would pay approximately $0.5 million to Bausch + Lomb related to the defective clinical supply. It was also agreed that the Company will receive approximately $0.25 million from Bausch + Lomb to fund the vendor hold back liability that will be due upon completion of the CHAPERONE study. In addition, the Company purchased $0.5 million of clinical supplies from Bausch + Lomb in April 2024.

Intangible Asset Payment

Based on the achievement of the first development milestone (see Note 4 – Intangible Assets) which occurred on March 11, 2024, the Company paid Formosa the aggregate amount of $2.0 million, consisting of (a) cash in the amount of $1.0 million on April 26, 2024 and (b) 613,496 shares of common stock valued at $1.0 million on April 29, 2024, which is included in Intangible Assets on the accompanying balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in the 2023 Form 10-K, as amended by the 2023 Form 10-K Amendment.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forwardlooking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of our Form 10-K, as filed with the SEC on March 18, 2024, as amended by our 2023 Form 10-K Amendment, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this Quaterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an ophthalmic technology company focused on the late-stage development of MicroPine in the multi-billion dollar pediatric progressive myopia market while commercializing Mydcombi™ (tropicamide and phenylephrine HCL ophthalmic spray) for inducing mydriasis for routine diagnostic procedures and in conditions where short term pupil dilation is desired, and clobetasol propionate ophthalmic suspension, for the treatment of post-operative pain and inflammation following ocular surgery. We are also developing the Optejet® delivery system both for use in combination with our own drug-device therapeutic programs and for out-licensing for use in combination with therapeutics for additional indications. Our aim is to improve the delivery of topical ophthalmic medication through the ergonomic design of the Optejet which facilitates ease-of-use and delivery of more physiologically appropriate medication volume, with the goal to reduce side effects and improve tolerability, and introduce digital health technology to improve therapy compliance and ultimately medical outcomes.

The ergonomic and functional design of the Optejet allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle, to administer medications. Drug is delivered in a microscopic array of droplets faster than the blink reflex to help ensure instillation success. The precise delivery of a low-volume columnar spray by the Optejet device minimizes contamination risk with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of approximately 50%.

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

Our drug-device product line includes Mydcombi (tropicamide and phenylephrine HCL ophthalmic spray) and therapeutic programs MicroPine (atropine ophthalmic spray) and MicroLine (pilocarpine ophthalmic spray). MicroPine is our first-in-class topical therapy for the treatment of progressive myopia, a disease associated with pathologic axial elongation of the eye and sclero-retinal stretching. In the United States, myopia is estimated to affect approximately 25 million children, with up to five million considered to be at high risk for progressive myopia. In February 2019, the FDA accepted our Investigational New Drug (“IND”) to initiate the CHAPERONE study to reduce the progression of myopia in children. The first patient was enrolled in the CHAPERONE study in June 2019.

On October 9, 2020, we entered into a license agreement with Bausch + Lomb, pursuant to which Bausch + Lomb had the rights to develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and were eligible to receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. Bausch + Lomb also agreed to pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, Bausch + Lomb assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study.

On January 12, 2024, we entered into an agreement with Bausch + Lomb to reacquire our rights to MicroPine and take control of the CHAPERONE study. In this agreement, we agreed to pay Bausch + Lomb $2.0 million in cash up front. Upon transfer of the regulatory documents and study elements to us on April 11, 2024, we issued $3.0 million of our common stock, or 2,299,397 shares to Bausch + Lomb on May 3, 2024. We also agreed to pay Bausch + Lomb a low single-digit royalty on net sales once MicroPine is commercialized in the United States, assuming receipt of regulatory approvals. We believe that this new arrangement is in our and our shareholders’ best interests, as it may substantially increase the value of the asset through potential improvements in the conduct of the study, including a planned interim analysis of the data in late 2024. On April 23, 2024, the Company and Bausch + Lomb entered into the Side Letter, pursuant to which the Company agreed to pay approximately $0.5 million to Bausch + Lomb related to defective clinical supply. It was also agreed that the Company will receive approximately $0.25 million from Bausch + Lomb related to amounts previously held back that will be due upon completion of the CHAPERONE study. In addition, the Company purchased $0.5 million of clinical supplies from Bausch + Lomb in April 2024.

We have also successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, as well as the construction of our new manufacturing facility in Reno, Nevada and the construction of our own fill and finish facility in Redwood City, California. The FDA approved the use of both Coastline International and our Redwood City facility for the production of Mydcombi cartridges, and the use of our Reno facility for the production of technical elements such as the base unit for the Optejet device.

MicroLine is our investigational pharmacologic treatment for presbyopia, a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. There are two FDA-approved treatments for presbyopia which use pilocarpine, the same drug used in our investigational product. We have completed two Phase III studies using our Optejet device. In these studies, patients reported high satisfaction with using the device and a strong preference over using an eye dropper bottle. We released positive top-line results from VISION-2 in the fourth quarter of 2022. We are planning to meet with the FDA in mid-2024 to discuss a transition of the product into our new Gen-2 Optejet device, which has a significantly lower cost to manufacture than the first generation device.

Mydcombi is the only FDA-approved fixed combination of the two leading mydriatic agents, tropicamide and phenylephrine in the United States and our first FDA-approved product. As an ophthalmic spray delivered with Optejet technology, Mydcombi may present a number of benefits for ophthalmic surgical centers, optometric and ophthalmic offices and patients. Those benefits may include improved cost-effectiveness in centers that employ single-use bottles for mydriasis, more efficient use of office time and resources, and an overall improved doctor-patient experience. We have begun the commercialization of Mydcombi, with the first commercial sale of the product occurring on August 3, 2023 as part of a targeted launch, and plan to expand our launch with the onboarding of ten sales representatives in early June 2024. We received FDA approval for our primary Mydcombi manufacturing facility in February 2024, which we believe will allow us to expand and continue to build our manufacturing operations.

On August 10, 2020, we entered into a license agreement with Arctic Vision (as amended on September 14, 2021, the “Arctic Vision License Agreement”) pursuant to which Arctic Vision may develop and commercialize MicroPine, MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co.,Ltd. (“Senju”). In addition, we may receive up to a total of $37.7 million in additional payments, based on various development and regulatory milestones, including the initiation of clinical research and approvals in Greater China and South Korea, and development costs. Arctic Vision also will purchase its supply of MicroPine, MicroLine and Mydcombi from Eyenovia or, for such products not supplied by Eyenovia, pay a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. We will pay between 30 and 40 percent of such payments, royalties, or net proceeds of such supply to Senju pursuant to an exclusive license agreement with Senju dated March 8, 2015, as amended.

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

We paid Formosa an upfront payment in an aggregate amount of $2.0 million which consisted of (a) cash in the amount of $1.0 million and (b) 487,805 shares of common stock valued at $1.0 million. We also capitalized $122,945 of transaction costs in connection with the License. In addition, we agreed to pay Formosa up to $4.0 million upon the achievement of certain development milestones and up to $80 million upon the achievement of certain sales milestones. The trigger for the initial $2.0 million development milestone payment was FDA approval of the Licensed Product and the effective date of the acceptance by the Company of the transfer and assignment of the FDA approval, which occurred on March 11, 2024. Based on the achievement of this milestone, we paid Formosa the aggregate amount of $2.0 million, consisting of (a) cash in the amount of $1.0 million on April 26, 2024 and (b) 613,496 shares of common stock valued at $1.0 million on April 29, 2024. The remaining $2.0 million development milestone was earned and accrued upon FDA approval, but payment will be triggered on the earlier of twelve months after FDA approval of the Licensed Product or six months following the first commercial sale of the Licensed Product.

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

Our net losses were $10.9 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had working capital and an accumulated deficit of approximately $2.0 million and $156.4 million, respectively.

Financial Overview

Revenue and Cost of Revenue

Revenue is earned from the sale of our product, Mydcombi. The first commercial sale of the product occurred on August 3, 2023 as part of a targeted launch and plan to expand our launch with the onboarding of ten sales representatives in early June 2024.

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

Reacquisition of License Rights

Reacquisition of license rights consists of the expense related to the payments that we are required to pay Bausch + Lomb in connection to the reacquisition of the license.

Other Income (Expense), Net

Other income (expense), net consists of (a) other income (expense) related to our sales of clinical supply to our licensees; (b) interest income earned on Treasury bills; and (c) interest expense incurred on our indebtedness.

Results of Operations

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2024 totaled $4,993, which was offset by cost of revenues of $4,993. We expect to generate flat gross margins (after writing inventories down to net realizable value) during the early stages of the commercialization process for Mydcombi until such time as we can roll out our second generation Optejet device and scale up production.

No revenue was earned or recognized during the three months ended March 31, 2023.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2024 totaled $3.9 million, an increase of $1.4 million, or 56%, as compared to $2.5 million recorded for the three months ended March 31, 2023. Research and development expenses consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Personnel-related expenses	$1,995,248	$1,614,852
Supplies and materials	1,060,187	47,087
Non-cash stock-based compensation expenses	206,586	375,130
Direct clinical and non-clinical expenses	508,954	138,043
Facilities expenses	213,588	227,047
Depreciation expense	331,460	98,887
Other expenses	115,578	20,904
Total research and development expenses	$4,431,601	$2,521,950

The increase in personnel-related expenses was primarily due to new staff additions made during the last three quarters of 2023 and the first quarter of 2024. The increase in supplies and materials expense was primarily due to (a) the expensing of Gen-1 MicroPine vials and cartridges that will now be used in Eyenovia-led clinical trials rather than being sold to Bausch as a result of the reacquisition of the Bausch license rights; (b) drug formulation engineering batches; and (c) the purchase of parts for the Gen-2 device that were used during the period. The increase in direct clinical and non-clinical expenses was primarily due to increased costs related to Gen-2 R&D, MicroStat stability testing and clinical regulatory expenses. The decrease in non-cash stock-based compensation expenses was primarily due to the ending of the amortization period for older grants. The increase in depreciation expense was primarily due to increased equipment purchases and equipment placed in service during the last three quarters of 2023 and the first quarter of 2024.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 totaled $3.8 million, an increase of $0.9 million, or 31%, as compared to $2.9 million recorded for the three months ended March 31, 2023. General and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2024	2023
Personnel-related expenses	$1,486,168	$1,021,951
Professional fees	892,042	613,035
Stock-based compensation	339,646	443,934
Insurance expense	219,134	256,736
Writedown of commercial inventory to net realizable value	198,034	—
Sales and marketing	186,228	195,620
Facilities expense	126,647	121,419
Travel, lodging and meals	123,648	43,798
Investor relations	112,641	81,034
Director fees and expense	111,875	97,500
Other	39,160	61,859
Total general and administrative expenses	$3,835,223	$2,936,886

The increase in personnel-related expenses was mainly due to new staff additions made during the last three quarters of 2023 and the first quarter of 2024. The increase in professional fees was primarily due to an increase in temporary staffing. The decrease in stock-based compensation expenses was primarily due to the ending of the amortization period for older equity grants. The writedown of commercial inventory occurred as a result of  the generation of flat gross sales margins during the early stages of the commercialization process for Mydcombi. The increase in travel, lodging and meals was primarily due to increased travel between our New York, Nevada and California locations and an increase in the number of conferences attended.

Reacquisition of License Rights

Reacquisition of license rights for the three months ended March 31, 2024 totaled $2.0 million, as compared to no expense for the three months ended March 31, 2023. The $2.0 million was the amount paid to Bausch + Lomb in connection to the reacquisition of the license, which we are recording as an operating expense.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2024 totaled approximately $0.7 million of net other expense, an increase of $0.4 million, as compared to $0.3 million of net other expense for the three months ended March 31, 2023. Net other expense for the three months ended March 31, 2024 primarily consisted of approximately $0.7 million of interest expense related to the Avenue loan and $0.1 million related to the charge for the defective clinical supply settlement (see Note 8 – Commitments and Contingencies – Defective Clinical Supply), partially offset by $0.1 million of interest income primarily from Treasury bills.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2024	2023
Cash and Cash Equivalents	$7,976,106	$14,849,057

Working Capital (Deficit)	$(2,008,838)	$11,176,336

Notes Payable (Gross)	$16,080,904	$15,637,500

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds from equity and debt financings.

Our net losses were $10.9 million and $5.7 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of approximately $156.4 million. As of March 31, 2024, we had a cash and cash equivalents balance of $8.0 million, working capital deficit of $2.0 million and stockholders’ equity of $1.8 million. As of March 31, 2024 and December 31, 2023, we had $16.1 million and $15.6 million, respectively, of debt outstanding.

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

During the three months ended March 31, 2024 and 2023, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2024 was approximately $9.9 million, which includes cash used to fund a net loss of $10.9 million, reduced by $1.5 million of non-cash expenses, plus $0.5 million of net cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2023 was approximately $7.0 million, which includes cash used to fund a net loss of $5.7 million, reduced by $1.2 million of non-cash expenses, and $2.4 million of cash used to fund changes in the balances of operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2024 was approximately $0.1 million, which was primarily related to the purchase of property and equipment. Cash used in investing activities for the three months ended March 31, 2023 was $0.8 million, which was primarily related to the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2024 totaled approximately $3.1 million, which was primarily attributable to $3.2 million of net proceeds from the sale of common stock in our “at-the-market” offering pursuant to the Sales Agreement with Leerink Partners, partially offset by $0.1 million from the repayment of notes payable. Net cash provided by financing activities for the three months ended March 31, 2023 totaled $3.4 million, which was attributable to aggregate proceeds received pursuant to the Sales Agreement with Leerink Partners in an “at-the-market” offering.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $5.7 million to settle our March 31, 2024 accounts payable, accrued expenses and other current liabilities, (b) $0.6 million relating to our non-cancelable operating lease commitments, and (c) $8.8 million of gross payments due under our notes payable and convertible notes payable (if not previously converted).

After twelve months we have commitments to pay (a) an additional $1.1 million relating to our non-cancelable operating lease commitments, and (b) $7.3 million of gross payments due in connection with notes payable and convertible notes payable (if not previously converted).

Risks and Uncertainties

The continuing worldwide implications of the war between Russia and Ukraine and the conflict in the Middle East remain difficult to predict at this time. The imposition of sanctions on Russia by the United States and other countries and counter sanctions by Russia, and the resulting economic impacts on oil prices and other materials and goods, could affect the price of materials used in the manufacture of our product candidates. If the price of materials used in the manufacturing of our product candidates increase, that would adversely affect our business and the results of our operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

As described in Item 7 – Critical Accounting Estimates in our 2023 Form 10-K, as amended by our 2023 Form 10-K Amendment, we prepare our financial statements in accordance with U.S. GAAP, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2024, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our 2023 Form 10-K, as amended by our 2023 Form 10-K Amendment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or officers, or the Company, adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022
10.1†	Letter Agreement, by and between Eyenovia, Inc. and Bausch + Lomb Ireland Limited , dated January 12, 2024.	—	—	—	Filed herewith
10.2	Form of Securities Purchase Agreement, dated April 8, 2024	8-K	001-38365	10.1	April 8, 2024
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith

† Certain confidential information contained in this exhibit, marked by brackets and asterisks, has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the information (i) is not material and (ii) is the type of information that the Company both customarily and actually treats as private and confidential.

*This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

Date: May 15, 2024	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial Officer)