Form 10-Q
period 2024-06-30
EYENOVIA, INC.
filed 2024-08-14
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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

The number of outstanding shares of the registrant’s common stock was 64,059,440 as of August 9, 2024.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2024	2023
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$2,300,852	$14,849,057
Inventories	3,052,142	109,798
Deferred clinical supply costs	412,140	4,256,793
License fee and expense reimbursements receivable	124,173	123,833
Security deposits, current	—	1,506
Prepaid expenses and other current assets	1,394,313	1,365,731
Total Current Assets	7,283,620	20,706,718

Property and equipment, net	3,041,462	3,374,384
Deferred offering costs	170,632	—
Security deposits, non-current	197,168	197,168
Intangible assets	6,122,945	2,122,945
Prepaid expenses, non-current	58,693	—
Operating lease right-of-use asset	1,408,999	1,666,718
Equipment deposits	711,441	711,441
Total Assets	$18,994,960	$28,779,374

Liabilities and Stockholders’ (Deficiency) Equity

Current Liabilities:
Accounts payable	$1,436,665	$1,753,172
Accrued compensation	1,278,178	1,658,613
Accrued expenses and other current liabilities	2,988,128	287,928
Operating lease liabilities - current portion	600,379	501,250
Notes payable - current portion, net of debt discount of $692,567 and $503,914 as of June 30, 2024 and December 31, 2023, respectively	8,730,043	5,329,419
Convertible notes payable - current portion, net of debt discount of $18,117 and $0 as of June 30, 2024 and December 31, 2023, respectively	815,216	—
Total Current Liabilities	15,848,609	9,530,382

Operating lease liabilities - non-current portion	983,839	1,292,667
Notes payable - non-current portion, net of debt discount of $0 and $448,367 as of June 30, 2024 and December 31, 2023, respectively	637,500	4,355,800
Convertible notes payable - net of debt discount of $271,752 and $398,569 as of June 30, 2024 and December 31, 2023, respectively	3,894,915	4,601,431
Total Liabilities	21,364,863	19,780,280

Commitments and contingencies (Note 8)

Stockholders’ (Deficiency) Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 55,817,921 and 45,553,026 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5,582	4,555
Additional paid-in capital	165,091,874	154,486,098
Accumulated deficit	(167,467,359)	(145,491,559)
Total Stockholders' (Deficiency) Equity	(2,369,903)	8,999,094
Total Liabilities and Stockholders' (Deficiency) Equity	$18,994,960	$28,779,374

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating Income
Revenue	$22,625	$—	$27,618	$—
Cost of revenue	(490,361)	—	(693,388)	—
Gross Loss	(467,736)	—	(665,770)	—

Operating Expenses:
Research and development	4,597,173	2,811,061	9,028,774	5,333,011
General and administrative	3,758,835	3,149,809	7,396,024	6,086,695
Reacquisition of license rights	2,864,600	—	4,864,600	—
Total Operating Expenses	11,220,608	5,960,870	21,289,398	11,419,706
Loss From Operations	(11,688,344)	(5,960,870)	(21,955,168)	(11,419,706)

Other Income (Expense):
Other income (expense), net	2,980	119,450	(94,578)	190,443
Change in fair value of equity consideration payable	1,240,800	—	1,240,800	—
Interest expense	(674,001)	(558,003)	(1,352,659)	(1,012,006)
Interest income	64,866	183,563	185,805	286,043
Total Other Income (Expense)	634,645	(254,990)	(20,632)	(535,520)

Net Loss	$(11,053,699)	$(6,215,860)	$(21,975,800)	$(11,955,226)

Net Loss Per Share - Basic and Diluted	$(0.21)	$(0.16)	$(0.44)	$(0.32)

Shares Outstanding - Basic and Diluted	53,121,760	38,093,826	49,864,275	37,753,694

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ (Deficiency) Equity

(unaudited)

	For the Three and Six Months Ended June 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency) Equity
Balance - January 1, 2024	45,553,026	$4,555	$154,486,098	$(145,491,559)	$8,999,094
Issuance of common stock in At the Market offering [1]	1,833,323	183	3,194,364	—	3,194,547
Stock-based compensation	—	—	546,232	—	546,232
Net loss	—	—	—	(10,922,101)	(10,922,101)
Balance - March 31, 2024	47,386,349	4,738	158,226,694	(156,413,660)	1,817,772
Issuance of common stock in registered direct offering [2]	3,223,726	322	1,888,507	—	1,888,829
Issuance of common stock as consideration for licensing agreement [3]	613,496	62	436,747	—	436,809
Issuance of common stock as consideration for reacquisition of licensing agreement [4]	2,299,397	230	2,322,161	—	2,322,391
Issuance of common stock in At the Market offering [5]	2,294,953	230	1,676,709	—	1,676,939
Stock-based compensation	—	—	541,056	—	541,056
Net loss	—	—	—	(11,053,699)	(11,053,699)
Balance - June 30, 2024	55,817,921	$5,582	$165,091,874	$(167,467,359)	$(2,369,903)

[1] Includes gross proceeds of $3,293,347 less total issuance costs of $98,800.

[2] Includes gross proceeds of $2,000,000, less total issuance costs of $111,171.

[3] Shares issued as partial consideration for License Agreement with Formosa Pharmaceuticals Inc.

[4] Shares issued as partial consideration for reversion of License Agreement with Bausch & Lomb Ireland Limited.

[5] Includes gross proceeds of $1,728,804 less total issuance costs of $51,865.

	For the Three and Six Months Ended June 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	36,668,980	$3,667	$135,461,361	$(118,230,463)	$17,234,565
Issuance of common stock in At the Market offering [1]	1,299,947	130	3,499,462	—	3,499,592
Cashless exercise of stock options	19,530	2	(2)	—	—
Stock-based compensation	—	—	819,064	—	819,064
Issuance of common stock related to vested restricted stock units	3,289	—	—	—	—
Net loss	—	—	—	(5,739,366)	(5,739,366)
Balance - March 31, 2023	37,991,746	3,799	139,779,885	(123,969,829)	15,813,855
Issuance of common stock in At the Market offering [2]	121,989	13	403,107	—	403,120
Cashless exercise of stock options	1,219	—	—	—	—
Exercise of stock options	10,000	1	27,199	—	27,200
Stock-based compensation	—	—	493,632	—	493,632
Issuance of common stock related to vested restricted stock units	44,444	4	(4)	—	—
Net loss	—	—	—	(6,215,860)	(6,215,860)
Balance -June 30, 2023	38,169,398	$3,817	$140,703,819	$(130,185,689)	$10,521,947
[1]	Includes gross proceeds of $3,607,827 less total issuance costs of $108,235.
[2]	Includes gross proceeds of $415,588 less total issuance costs of $12,468.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(21,975,800)	$(11,955,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,087,288	1,312,696
Change in fair value of equity consideration payable	(1,240,800)	—
Depreciation of property and equipment	543,124	187,267
Amortization of debt discount	368,414	313,446
Write-off of property and equipment	85,051	—
Write-down of inventories to net realizable value	665,770	—
Reacquisition of license rights	2,864,600	—
Non-cash rent expense	257,719	280,968
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	417,775	(1,514)
License fee and expense reimbursement receivables	(340)	754,780
Deferred clinical supply costs	377,365	(1,293,395)
Inventories	(140,826)	—
Security and equipment deposits	1,506	1,750
Accounts payable	(316,508)	(115,534)
Accrued compensation	(380,435)	(734,073)
Accrued expenses and other current liabilities	(470,432)	(139,645)
Lease liabilities	(209,699)	(284,996)
Net Cash Used In Operating Activities	(18,066,228)	(11,673,476)
	—
Cash Flows From Investing Activities
Purchases of property and equipment	(159,853)	(2,122,197)
Net Cash Used In Investing Activities	(159,853)	(2,122,197)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in registered direct offering	2,000,000	—
Payment of registered direct offering issuance costs	(111,171)	—
Proceeds from sale of common stock in At the Market offering	5,022,151	4,023,414
Payment of issuance costs for At the Market offering	(150,665)	(120,702)
Proceeds from exercise of stock options	—	27,200
Proceeds from note payable and equity issued to Avenue	—	5,000,000
Payment of issuance costs for notes issued to Avenue	—	(125,982)
Repayments of notes payable	(1,082,439)	(403,689)
Net Cash Provided By Financing Activities	5,677,876	8,400,241
Net Decrease in Cash and Cash Equivalents	(12,548,205)	(5,395,432)
Cash and Cash Equivalents - Beginning of Period	14,849,057	22,863,520
Cash and Cash Equivalents - End of Period	$2,300,852	$17,468,088

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$984,246	$699,116

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$505,050	$609,140
Accrual for intangible asset milestone obligation	$2,000,000	$—
Reclassification of deferred clinical supply costs to inventories	$2,801,518	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$904,437
Vendor deposits applied to purchases of property and equipment	$—	$468,376
Original issue discount on notes payable	$—	$212,500
Cashless exercise of stock options	$—	$2
Common stock issued in consideration for licensing agreement	$436,809	$—
Common stock issued in consideration for reacquisition of licensing agreement	$2,322,391	$—
Issuance of common stock related to vested restricted stock units	$—	$4

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is a commercial-stage ophthalmic pharmaceutical technology company developing a pipeline of microdose array print therapeutics based on its Optejet platform. MicroPine, its leading late-stage candidate for the multi-billion dollar pediatric progressive myopia market has been licensed to Arctic Vision (Hong Kong) Limited (“Arctic Vision”) in China and South Korea.  In the United States, Eyenovia is also focused on the commercialization of its two Food and Drug Administration (“FDA”)-approved products: Mydcombi (tropicamide and phenylephrine ophthalmic HCI spray) 1%/2.5% for mydriasis, as well as clobetasol propionate ophthalmic suspension 0.05% to reduce pain and inflammation following ocular surgery.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 (the “2023 Form 10-K”), as amended by Amendment No. 1, filed with the SEC on April 26, 2024 (the “2023 Form 10-K Amendment”).

Note 2 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2024, except as disclosed below.

Liquidity and Going Concern

As of June 30, 2024, the Company had unrestricted cash and cash equivalents of approximately $2.3 million and an accumulated deficit of approximately $167.5 million. For the six months ended June 30, 2024 and 2023, the Company incurred net losses of approximately $22.0 million and $12.0 million, respectively, and used cash in operations of approximately $18.1 million and $11.7 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations for the near future. The Company expects that its research and development and general and administrative expenses will continue to increase and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies, or acquire other companies or technologies to enhance or complement its product and service offerings. Additionally, the Company will need to raise further capital, through the sale of additional equity or debt securities. On July 1, 2024, the Company raised $5.0 million of gross proceeds from a registered direct offering of equity securities. Also, subsequent to June 30, 2024, the Company raised $0.8 million of gross proceeds from its ongoing “at-the-market” offering. See Note 11 – Subsequent Events for additional details. If the Company is unable to generate sufficient recurring revenues or secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of June 30, 2024 and December 31, 2023, the Company had Treasury bills with original maturity dates of three months or less in the amounts of $0 and $5,450,118, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $1,573,044 and $14,243,870, respectively.

Clinical Supply Arrangements

Bausch + Lomb Ireland Limited (“Bausch + Lomb”) and Arctic Vision had contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. Pursuant to the Letter Agreement (as defined below) with Bausch + Lomb, as referenced in Note 8 – Commitments and Contingencies – Bausch License Agreements, the arrangement with Bausch + Lomb has been terminated, and all rights have been repurchased by Eyenovia. The arrangement with Arctic Vision is still in place. The Company’s licensing agreement with Arctic Vision represents a collaborative arrangement and Arctic Vision is not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) report the net income from the clinical supply arrangements as other income. Deferred clinical supply costs were $0.4 million and $4.3 million at June 30, 2024 and December 31, 2023, respectively. See Note 8 – Commitments and Contingencies –Defective Clinical Supply for additional information.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales. The Company will periodically review for slow-moving, excess or obsolete inventories.

Inventory is primarily comprised of drug-device combination products, which are available for commercial sale, as follows:

	June 30,	December 31,
	2024	2023
Finished goods	$286,236	$30,683
Raw materials	2,765,906	79,115
Total inventory	$3,052,142	$109,798

The Company has evaluated the net realizable value of the commercial inventory. The write-down of commercial inventory to net realizable value for the three months ended June 30, 2024 and 2023 was $0.5 million and $0.0 million, respectively. The write-down of commercial inventory for the six months ended June 30, 2024 and 2023 was $0.7 million and $0.0 million, respectively, which consisted of $0.2 million of inventory write down of adjustments to list price for the first quarter of 2024 and $0.5 million for the write-down of short dated inventory to net realizable value for the second quarter of 2024. The Company recorded the write-downs to cost of revenue as it relates to goods that were part of commercial inventory during 2024.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(11,053,699)	$(6,215,860)	$(21,975,800)	$(11,955,226)

Denominator (weighted average quantities):
Common shares issued	52,965,044	38,064,215	49,718,045	37,724,083
Add: Undelivered vested restricted shares	156,716	29,611	146,230	29,611
Denominator for basic and diluted net loss per share	53,121,760	38,093,826	49,864,275	37,753,694

Basic and diluted net loss per common share	$(0.21)	$(0.16)	$(0.44)	$(0.32)

The following securities are excluded from the calculation of weighted average diluted shares of common stock because their inclusion would have been anti-dilutive:

	June 30,
	2024	2023
Warrants	10,926,554	5,185,078
Options	6,599,389	6,087,845
Convertible notes	2,327,747	2,327,747
Restricted stock units	368,886	86,205
Total potentially dilutive shares	20,222,576	13,686,875

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

Note 3 – Prepaid Expenses and Other Current Assets

As of June 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2024	2023
Prepaid insurance expenses	$568,997	$167,338
Payroll tax receivable	305,981	500,684
Prepaid research and development expenses	65,769	421,056
Prepaid conference expenses	36,765	123,556
Prepaid general and administrative expenses	270,401	85,938
Prepaid patent expenses	88,483	48,409
Prepaid rent and security deposit	18,750	18,750
Prepaid professional fees	6,667	—
Prepaid board of directors fees	32,500	—
Total prepaid expenses and other current assets	$1,394,313	$1,365,731

Note 4 - Intangible Assets

On August 15, 2023 (the “Effective Date”), the Company entered into a license agreement (the “License”) with Formosa Pharmaceuticals Inc. (“Formosa”), whereby the Company acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension, 0.05% (the “Licensed Product”), which was approved by the FDA for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Licensed Product. The License will remain in effect for ten years from the date of the first commercial sale of a Licensed Product, unless earlier terminated. The Company paid Formosa the aggregate amount of $2.0 million (the “Upfront Payment”), consisting of (a) cash in the amount of $1.0 million and (b) 487,805 shares of common stock, which is included in Intangible Assets on the accompanying balance sheet. The Company also capitalized $122,945 of transaction costs, which were primarily legal expenses. In addition to the Upfront Payment, the Company must pay Formosa up to $4.0 million upon the achievement of certain development milestones and up to $80.0 million upon the achievement of certain sales milestones. The trigger for the initial $2.0 million development milestone payments was FDA approval of the Licensed Product and the effective date of the acceptance by the Company of the transfer and assignment of the FDA approval. This occurred on March 14, 2024. Under the provisions of the License, the Company had 45 days from the effective date of acceptance of the transfer and assignment of FDA approval to make the payment half in cash and half in common stock, otherwise the payment due would revert to be fully in cash. The Company paid Formosa the aggregate amount of $2.0 million, consisting of (a) cash in the amount of $1.0 million on April 26, 2024 and (b) 613,496 shares of common stock on April 29, 2024 (calculated pursuant to the License using a five-day volume-weighted average price on March 14, 2024, but valued at $0.4 million on the April 29, 2024 settlement date, resulting in a $0.6 million change in fair value of the equity consideration payable), which is included in Intangible Assets on the accompanying balance sheet as of June 30, 2024. The second $2.0 million development milestone (to be fully paid in cash) was earned upon FDA approval of the Licensed Product and payment was triggered on the earlier of twelve months after FDA approval or six months following the first commercial sale of the Licensed Product. Because the payment became probable and estimable, the Company recorded an additional $2.0 million increase in the intangible asset and the related accrual on March 14, 2024.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Compensation

As of June 30, 2024 and December 31, 2023, accrued compensation consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued bonus expenses	$808,787	$1,302,997
Accrued payroll expenses	469,391	355,616
Total accrued compensation	$1,278,178	$1,658,613

Note 6 – Accrued Expenses and Other Current Liabilities

As of June 30, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Accrued intangible asset milestone obligation	$2,000,000	$—
Accrued defective clinical supply settlement, net	250,000	100,000
Accrued research and development expenses	455,520	89,872
Accrued professional services	239,201	63,028
Credit card payable	31,967	27,193
Accrued franchise tax	10,000	—
Other	1,440	7,835
Total accrued expenses and other current liabilities	$2,988,128	$287,928

Note 7 – Notes Payable and Convertible Notes Payable

As of June 30, 2024 and December 31, 2023, notes payable and convertible notes payable consisted of the following:

	June 30, 2024			December 31, 2023
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current portion:
D&O insurance policy loan	$255,943	$—	$255,943	$—	$—	$—
Avenue - Note payable	9,166,667	(692,567)	8,474,100	5,833,333	(503,914)	5,329,419
Avenue - Convertible note payable	833,333	(18,117)	815,216	—	—	—
Total current portion	$10,255,943	$(710,684)	$9,545,259	$5,833,333	$(503,914)	$5,329,419

Non-Current portion:
Avenue - Note payable	$637,500	$—	$637,500	$4,804,167	$(448,367)	$4,355,800
Avenue - Convertible note payable	4,166,667	(271,752)	3,894,915	5,000,000	(398,569)	4,601,431
Total non-current portion	$4,804,167	$(271,752)	$4,532,415	$9,804,167	$(846,936)	$8,957,231

On February 24, 2024, the Company issued a note payable in the amount of $505,050 for the purchase of a directors and officers’ liability insurance policy (the “D&O Loan”). The note accrues interest at a rate of 8.15% per year and matures on October 24, 2024. The D&O Loan is payable in eight monthly payments of $65,076 consisting of principal and interest. During the six months ended June 30, 2024, the Company repaid $249,107 of principal owed on the D&O Loan.

In June 2024, the Company made its initial principal payment related to  that certain loan and security agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P. and related entities (together, “Avenue”) in the amount of $833,333 plus interest.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended June 30, 2024, the Company recorded interest expense of $674,001, of which $666,235 (including amortization of debt discount of $184,207) was related to the Avenue loan and $7,767 was related to the D&O Loan. During the six months ended June 30, 2024, the Company recorded interest expense of $1,352,659, of which $1,341,462 was related to the Loan and Security Agreement (including amortization of debt discount of $368,414) and $11,197 was related to the D&O Loan.

Note 8 – Commitments and Contingencies

Defective Clinical Supply

During the third quarter of 2023, a certain portion of clinical supply product sold to Bausch + Lomb was determined to be defective. On April 23, 2024, the Company and Bausch + Lomb executed a letter agreement (the “Side Letter”) pursuant to which the Company and Bausch + Lomb agreed that the Company would pay approximately $0.5 million to Bausch + Lomb related to the defective clinical supply. Accordingly, the Company recorded an estimated charge equal to $0.4 million, which was included within other income (expense) during the year ended December 31, 2023, because the original sales to the licensee were recorded on that line item. During the three and six months ended June 30, 2024, the Company recorded no additional charge and a $0.1 million charge, respectively, to other income (expense).

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

Pursuant to the Letter Agreement, the Company paid Bausch + Lomb an upfront payment of $2.0 million in cash on January 22, 2024. The Company has recorded this amount as an operating expense. In connection with the entry into the Letter Agreement, the Company also agreed to issue Bausch + Lomb $3.0 million in shares of the Company’s common stock, following the Regulatory Transfer Date (the “Transfer Date”). On April 11, 2024, the Transfer Date, the transfer of the rights and certain assets relating to the CHAPERONE trial from Bausch + Lomb to the Company, was completed. On May 3, 2024, the Company issued Bausch + Lomb 2,299,397 shares of the Company’s common stock (calculated pursuant to the Letter Agreement at $3.0 million using a thirty-day volume-weighted average price on April 11, 2024, but valued at $2.3 million on the May 3, 2024 settlement date, resulting in a $0.7 million change in fair value of the equity consideration payable), in satisfaction of its obligations pursuant to the Letter Agreement.

Pursuant to the Side Letter described above (see Defective Clinical Supply), the Company agreed to pay approximately $0.5 million to Bausch + Lomb related to the defective clinical supply. It was also agreed that the Company will receive approximately $0.25 million from Bausch + Lomb to fund the vendor hold back liability that will be due upon completion of the CHAPERONE study.The Company has recorded the payable to Bausch + Lomb in the amount of $0.25 million. In addition, the Company purchased $0.5 million of clinical supplies from Bausch + Lomb in April 2024.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Operating Leases

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Six Months Ended June 30,
	2024		2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$209,699		$284,996

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—		$904,437

Weighted Average Remaining Lease Term (Years)
Operating leases	2.59	years	3.50	years

Weighted Average Discount Rate
Operating leases	10.0%		10.0%

Future minimum payments under the Company’s operating lease agreements are as follows:

For the Years Ending December 31,	Minimum Lease Payments
2024	$364,928
2025	675,400
2026	560,996
2027	214,618
Total future minimum lease payments	1,815,942
Less: Imputed interest	(231,724)
Present value of lease liabilities	1,584,218
Less: current portion	(600,379)
Lease liabilities, non-current portion	$983,839

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 9 – Stockholders’ (Deficiency) Equity

Increase in Authorized Number of Shares of Common Stock

On June 12, 2024, at the Annual Shareholders’ Meeting, the Company proposed and the shareholders approved an increase in authorized number of shares of common stock from 90,000,000 to 300,000,000 at the same par value of $0.0001 per share.

Common Stock Issuances

Pursuant to the License and certain milestone achievements, the Company issued 613,496 shares of common stock valued at $0.4 million on April 29, 2024 to Formosa (see Note 4 – Intangible Assets).

On May 3, 2024, the Company issued Bausch + Lomb 2,299,397 shares of the Company’s common stock, valued at $2.3 million, in satisfaction of its obligations pursuant to the Letter Agreement (see Note 8 – Commitments and Contingencies).

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

At-The-Market Offering

During the six months ended June 30, 2024, the Company received approximately $4.9 million in net proceeds from the sale of 4,128,276 shares of its common stock pursuant to a sales agreement (the “Sales Agreement”) with Leerink Partners, LLC, formerly known as SVB Securities LLC (“Leerink Partners”) in an ”at-the-market” offering.

Registered Direct Offering

On April 8, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single fundamentals-based healthcare investor (the “Purchaser”), pursuant to which the Company agreed to sell, in a registered direct offering by the Company directly to the Purchaser (the “Offering”), 3,223,726 shares of common stock, par value $0.0001 per share. The price per share in the Offering was $0.6204. The aggregate gross proceeds to the Company from the Offering were $2.0 million, and net proceeds after offering costs were approximately $1.9 million.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $541,056 ($232,154 of which was included within research and development expenses and $308,902 was included within general and administrative expenses on the statements of operations) and $493,632 ($36,197 of which was included within research and development expenses and $457,435 of which was included within general and administrative expenses on the statements of operations), respectively. For the six months ended June 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1,087,288 ($438,740 of which was included within research and development expenses and $648,548 of which was included within general and administrative expenses on the statements of operations) and $1,312,696 ($411,327 of which was included within research and development expenses and $901,369 of which was included within general and administrative expenses on the statements of operations), respectively.

Restricted Stock Units

A summary of the restricted stock units (“RSUs”) activity during the six months ended June 30, 2024 is presented below:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2024	106,019	$2.12
Granted	368,886	0.65
Vested	(106,019)	2.12
Forfeited	—	—
RSUs non-vested June 30, 2024	368,886	$0.65

Vested RSUs undelivered June 30, 2024	241,764	$2.17

To date, RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until the termination of service.

As of June 30, 2024, there was $237,405 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.9 years.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Options

A summary of the option activity during the six months ended June 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	5,306,377	$3.31
Granted	1,926,136	1.18
Exercised	—	—
Forfeited	(633,124)	3.27
Outstanding, June 30, 2024	6,599,389	$2.91	7.3	$26,325

Exercisable, June 30, 2024	4,053,359	$3.48	6.0	$—

The following table presents information related to stock options as of June 30, 2024:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01 - $0.99	1,053,136	—	—
$1.00 - $1.99	2,263,037	5.6	1,145,297
$2.00 - $2.99	1,279,099	6.8	1,014,401
$3.00 - $3.99	819,018	6.1	733,022
$4.00 - $4.99	303,027	7.2	278,567
$5.00 - $5.99	35,805	2.9	35,805
$6.00 - $6.99	695,627	5.5	695,627
$7.00+	150,640	3.8	150,640
	6,599,389	6.0	4,053,359

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Expected term (years)	5.50 - 5.85	5.50 - 10.00	5.50 - 10.00	5.50 - 10.00
Risk free interest rate	4.32% - 4.72%	3.44% - 4.02%	4.04% - 4.72%	3.44% - 4.18%
Expected volatility	83% - 86%	82% - 94%	80% - 86%	82% - 95%
Expected dividends	0.00%	0.00%	0.00%	0.00%

As of June 30, 2024, there was $2,358,546 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.8 years.

The weighted average estimated grant date fair value of the stock options granted for the three months ended June 30, 2024 and 2023 was approximately $0.44 and $2.04 per share, respectively. The weighted average estimated grant date fair value of the stock options granted for the six months ended June 30, 2024 and 2023 was approximately $0.84 and $1.78 per share, respectively.

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

During the three months ended June 30, 2024 and 2023, the Company recorded expense of $61,706 ($43,875 which was included within research and development expenses and $17,831 was included within general and administrative expenses on the statements of operations) and $46,196 ($35,178 of which was included within research and development expenses and $11,018 of which was included within general and administrative expenses on the statements of operations), respectively, associated with its matching contributions. During the six months ended June 30, 2024 and 2023, the Company recorded expense of $164,189 ($95,412 of which was included within research and development expenses and $68,777 of which was included within general and administrative expenses on the statements of operations) and $125,164 ($78,176 of which was included within research and development expenses and $46,988 of which was included within general and administrative expenses on the statements of operations) associated with its matching contributions, respectively.

Note 11 - Subsequent Events

Registered Direct Offering

On July 1, 2024, the Company closed on a registered direct offering (the “July Offering”) with certain institutional and accredited investors (the “Investors”), pursuant to which the Company sold 7,575,757 shares of common stock and warrants to purchase up to 7,575,757 shares of common stock. The combined offering price for each share of common stock and accompanying warrant was $0.66. The Company also agreed to issue warrants to purchase an additional 1,749,780 shares of common stock to one of the Investors at an exercise price of $0.69 per share. All of the new warrants become exercisable six months following their issuance, and may be exercised until January 2, 2030.

In connection with the July Offering, the Company entered into warrant amendment agreements (the “Amendments”) with the holders of previously issued warrants (the “Prior Warrants”) to purchase up to an aggregate of 10,386,269 shares of common stock, whereby the Company agreed to amend the Prior Warrants to reduce the exercise price of the Prior Warrants from $2.23 or $2.21 per share of common stock to $0.69 per share of common stock, extend the term of the Prior Warrants until January 2, 2030 and prohibit exercise of the Prior Warrants for the six-month period following the effective date of the Amendments.

The aggregate gross proceeds from the July Offering were approximately $5.0 million. Total estimated issuance costs are approximately $0.7 million.

At-The-Market Offering

Subsequent to June 30, 2024, the Company received approximately $0.8 million in gross proceeds from the sale of 665,762 shares of its common stock pursuant to its Sales Agreement with Leerink Partners in its “at-the-market” offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in the 2023 Form 10-K, as amended by the 2023 Form 10-K Amendment.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward – looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of our Form 10-K, as filed with the SEC on March 18, 2024, as amended by our 2023 Form 10-K Amendment, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are developing versions of the Optejet with on-board digital technology that records the date and time of each use. These data may be used to provide reminders via Bluetooth to smart devices and to allow healthcare practitioners to monitor usage. This information can then be used by practitioners and health care systems to measure treatment compliance and improve medical decision making. In this way, the Optejet could serve as an extension of the physician’s office by providing information that is not currently possible to collect except through the use of diaries.

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

On January 12, 2024, we entered into an agreement with Bausch + Lomb to reacquire our rights to MicroPine and take control of the CHAPERONE study. In this agreement, we agreed to pay Bausch + Lomb $2.0 million in cash up front. Upon transfer of the regulatory documents and study elements to us on April 11, 2024, we issued 2,299,397 shares to Bausch + Lomb on May 3, 2024 (calculated pursuant to the Letter Agreement at $3.0 million using a thirty-day volume-weighted average price on April 11, 2024, but valued at $2.3 million on the May 3, 2024 settlement date). We also agreed to pay Bausch + Lomb a low single-digit royalty on net sales once MicroPine is commercialized in the United States, assuming receipt of regulatory approvals. We believe that this new arrangement is in our and our shareholders’ best interests, as it may substantially increase the value of the asset through potential improvements in the conduct of the study, including a planned interim analysis of the data in late 2024. On April 23, 2024, the Company and Bausch + Lomb entered into the Side Letter, pursuant to which the Company agreed to pay approximately $0.5 million to Bausch + Lomb related to defective clinical supply. It was also agreed that the Company will receive approximately $0.25 million from Bausch + Lomb related to amounts previously held back from vendors that will be due upon completion of the CHAPERONE study. In addition, the Company purchased $0.5 million of clinical supplies from Bausch + Lomb in April 2024.

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

Mydcombi is the only FDA-approved fixed combination of the two leading mydriatic agents, tropicamide and phenylephrine in the United States and our first FDA-approved product. As an ophthalmic spray delivered with Optejet technology, Mydcombi may present a number of benefits for ophthalmic surgical centers, optometric and ophthalmic offices and patients. Those benefits may include improved cost-effectiveness in centers that employ single-use bottles for mydriasis, more efficient use of office time and resources, and an overall improved doctor-patient experience. We have begun the commercialization of Mydcombi, with the first commercial sale of the product occurring on August 3, 2023 as part of a targeted launch, expanded our launch with the hiring and onboarding of nine sales representatives through August 1, 2024. We received FDA approval for our primary Mydcombi manufacturing facility in February 2024, which we believe will allow us to expand and continue to build our manufacturing operations. On July 24, 2024, we received written comments from the FDA outlining the design of a clinical bridging study to transition Mydcombi into our new Gen-2 Optejet device, which has a significantly lower cost to manufacture than the currently approved product.

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

We paid Formosa an upfront payment in an aggregate amount of $2.0 million which consisted of (a) cash in the amount of $1.0 million and (b) 487,805 shares of common stock valued pursuant to the License Agreement at $1.0 million. We also capitalized $122,945 of transaction costs in connection with the License. In addition, we agreed to pay Formosa up to $4.0 million upon the achievement of certain development milestones and up to $80 million upon the achievement of certain sales milestones. The trigger for the initial $2.0 million development milestone payment was FDA approval of the Licensed Product and the effective date of the acceptance by the Company of the transfer and assignment of the FDA approval, which occurred on March 14, 2024. Based on the achievement of this milestone, we paid Formosa (a) cash in the amount of $1.0 million on April 26, 2024 and (b) 613,496 shares of common stock (calculated pursuant to the License Agreement at $1.0 million using a five-day volume-weighted average price on March 14, 2024, but valued at $0.4 million on the April 29, 2024 settlement date). The remaining $2.0 million development milestone (to be fully paid in cash) was earned and accrued upon FDA approval, but payment will be triggered on the earlier of twelve months after FDA approval of the Licensed Product or six months following the first commercial sale of the Licensed Product.

On July 23, 2024, we entered into a collaboration agreement with Senju, under which the companies intend to work to develop EYEN-520, a combination of Senju’s corneal epithelial wound healing candidate with our Optejet dispensing technology, as a potential treatment for chronic dry eye disease. The companies anticipate a meeting with the FDA in late 2024, to be followed by execution of a definitive agreement related to the further development of the product and anticipated completion of a Phase 2b study in 2025. If successful, the collaboration agreement could be expanded to bring the product into two Phase 3 studies by 2026.

On July 26, 2024, we received notice from the staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) providing notification that the Company had regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Listing Rule 5550(a)(2). Previously, Nasdaq had notified us on July 2, 2024 that, for the preceding 30 consecutive business days, the closing bid price of our common stock had been below the minimum requirement of $1.00 per share. The notification letter stated that we would be provided 180 calendar days to regain compliance. In order to regain compliance, the closing bid price of our common stock had to be at least $1.00 for a minimum of 10 consecutive business days at any time before December 30, 2024. Subsequently, the Staff determined that, from July 12 to July 25, 2024, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, the Company had regained compliance with Listing Rule 5550(a)(2).

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

Our net losses were $11.1 million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had a working capital deficit and an accumulated deficit of approximately $8.6 million and $167.5 million, respectively.

Financial Overview

Revenue and Cost of Revenue

Revenue is earned from the sale of our product, Mydcombi. The first commercial sale of the product occurred on August 3, 2023 as part of a targeted launch and we expanded our launch with the onboarding of nine sales representatives through July 15, 2024.

Cost of sales consisted of the cost of the production of the Mydcombi ophthalmic spray that was sold and the write-down of inventories to net realizable value.

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

We expect that our research and development expenses will increase with the continuation of these initiatives.

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

Other Income (Expense), Net

Other income (expense), net consists of (a) other income (expense) related to our sales of clinical supply to our licensees; (b) changes in fair value of equity consideration (the equity payable for the Baush + Lomb and Formosa transactions); (c) interest income earned on Treasury bills; and (d) interest expense incurred on our indebtedness.

Results of Operations

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2024 totaled $22,625, which was offset by cost of revenues of ($490,361). Write-down of inventories to net realizable value for the three months ended June 30, 2024 totaled approximately $0.5 million, compared to no expense for the three months ended June 30, 2023. The $0.5 million represented the write-down of short-dated inventory to net realizable value. The negative gross loss was primarily due to write-downs of commercial inventory that were still on the balance sheet at June 30, 2024.

No revenue was earned or recognized during the three months ended June 30, 2023.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2024 totaled $4.6 million, an increase of $1.8 million, or 64%, compared to $2.8 million recorded for the three months ended June 30, 2023. Research and development expenses consisted of the following:

	For the Three Months Ended June 30,
	2024	2023
Personnel-related expenses	$1,752,197	$1,747,020
Supplies and materials	1,249,597	153,063
Non-cash stock-based compensation expenses	232,154	36,197
Direct clinical and non-clinical expenses	722,126	452,026
Facilities expenses	278,134	267,952
Depreciation expense	293,710	121,967
Other expenses	69,255	32,836
Total research and development expenses	$4,597,173	$2,811,061

The increase in supplies and materials expense was primarily due to (a) the expensing of Gen-1 MicroPine vials and cartridges that will now be used in Eyenovia-led clinical trials rather than being sold to Bausch as a result of the reacquisition of the Bausch license rights; (b) drug formulation engineering batches; and (c) the purchase of parts for the Gen-2 device that are intended to be used for Eyenovia-led clinical trials. The increase in non-cash stock-based compensation expenses was primarily due to new grants in the second quarter of 2024. The increase in direct clinical and non-clinical expenses was primarily due to increased costs related to Gen-2 R&D, Mydcombi stability testing and clinical regulatory expenses. The decrease in facilities expenses was due to costs incurred in 2023 related to getting the new Reno facility online that were not incurred in 2024. The increase in depreciation expense was primarily due to increased equipment purchases and equipment placed in service during the last two quarters of 2023 and the first and second quarters of 2024. The increase in other expenses was primarily due to increased IT expenses related to data tracking and cybersecurity.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2024 totaled $3.8 million, an increase of $0.7 million, or 19%, compared to $3.1 million recorded for the three months ended June 30, 2023. General and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2024	2023
Salaries and benefits	$1,497,747	$975,393
Professional fees	637,619	779,788
Stock-based compensation	308,902	457,435
Insurance expense	210,582	227,257
Sales and marketing	263,340	201,516
Travel, lodging and meals	150,476	78,110
Investor relations	115,983	125,640
Facilities expense	122,307	126,251
Director fees and expense	101,875	106,250
Other	350,004	72,169
Total general and administrative expenses	$3,758,835	$3,149,809

The increase in personnel-related expenses was mainly due to new staff additions made to support commercialization during the last two quarters of 2023 and the first quarter of 2024. The decrease in stock-based compensation expenses was primarily due to the ending of the amortization period for older equity grants. The increase in travel, lodging and meals was primarily due to increased travel between our New York, Nevada and California locations, an increase in the number of investor conferences attended and increased travel by the sales team to promote Mycombi. The increase in other expenses is primarily due to commercial regulatory costs for Mydcombi.

Reacquisition of License Rights

Reacquisition of license rights for the three months ended June 30, 2024 totaled approximately $2.9 million, compared to no expense for the three months ended June 30, 2023. The $2.9 million amount is comprised of the $3.0 million settled in common stock to Bausch + Lomb in the second quarter 2024 in connection with the reacquisition of the license (which we are recording as an operating expense), offset by $0.1 million of the purchase price allocated to the repurchase of equipment.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2024 totaled approximately $0.6 million of net other income, a decrease of $0.9 million, compared to ($0.3 million) of net other expense for the three months ended June 30, 2023. Net other expense for the three months ended June 30, 2024 primarily consisted of approximately $0.7 million of interest expense related to the Avenue loan, partially offset by $1.2 million of changes in fair value of equity consideration (the equity payable for the Baush + Lomb and Formosa transactions) and $0.1 million of interest income primarily from Treasury bills.

Results of Operations

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Revenue and Cost of Revenue

Revenue for the six months ended June 30, 2024 totaled $27,618, which was offset by cost of revenues of ($693,388). Write-down of inventories to net realizable value for the six months ended June 30, 2024 totaled approximately $0.7 million, compared to no expense for the six months ended June 30, 2023. The $0.7 million was comprised of the adjustment to bring the inventory to list price for the first quarter of 2024 and the write-down of short-dated inventory to net realizable value for the second quarter of 2024. The negative gross loss was primarily due to write-downs of commercial inventory that were still on the balance sheet at June 30, 2024.

No revenue was earned or recognized during the six months ended June 30, 2023.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2024 totaled $9.0 million, an increase of $3.7 million, or 69%, compared to $5.3 million recorded for the six months ended June 30, 2023. Research and development expenses consisted of the following:

	For the Six Months Ended June 30,
	2024	2023
Personnel-related expenses	$3,757,798	$3,361,872
Supplies and materials	2,309,784	511,994
Non-cash stock-based compensation expenses	438,740	411,327
Direct clinical and non-clinical expenses	1,336,305	278,225
Facilities expenses	446,573	494,999
Depreciation expense	625,169	220,854
Other expenses	114,405	53,740
Total research and development expenses	$9,028,774	$5,333,011

The increase in personnel-related expenses was primarily due to new staff additions made to support commercialization during the last two quarters of 2023 and the first quarter of 2024. The increase in supplies and materials expense was primarily due to (a) the expensing of Gen-1 MicroPine vials and cartridges that will now be used in Eyenovia-led clinical trials rather than being sold to Bausch + Lomb as a result of the reacquisition of the Bausch license rights; (b) drug formulation engineering batches; and (c) the purchase of parts for the Gen-2 device that are intended to be used in Eyenovia-led clinical trials. The increase in direct clinical and non-clinical expenses was primarily due to increased costs related to Gen-2 R&D, Mydcombi stability testing and clinical regulatory expenses. The increase in depreciation expense was primarily due to increased equipment purchases and equipment placed in service during the last two quarters of 2023 and the first and second quarters of 2024. The increase in other expenses was primarily due to increased IT expenses related to data tracking and cybersecurity.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2024 totaled $7.4 million, an increase of $1.3 million, or 22%, compared to $6.1 million recorded for the six months ended June 30, 2023. General and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2024	2023
Salaries and benefits	$2,983,915	$1,997,344
Professional fees	1,529,661	1,392,823
Stock-based compensation	648,548	901,369
Insurance expense	429,716	483,993
Sales and marketing	449,568	397,136
Travel, lodging and meals	237,483	121,908
Investor relations	228,624	206,675
Facilities expense	248,954	247,669
Director fees and expense	213,750	203,750
Other	425,805	134,028
Total general and administrative expenses	$7,396,024	$6,086,695

The increase in personnel-related expenses was mainly due to new staff additions related to commercialization efforts made during the last two quarters of 2023 and the first quarter of 2024. The increase in professional fees was primarily due to the short-term need for temporary staff while in the process of hiring permanent employees. The decrease in stock-based compensation expenses was primarily due to the ending of the amortization period for older equity grants. The increase in travel, lodging and meals was primarily due to increased travel between our New York, Nevada and California locations, an increase in the number of investor conferences attended and increased travel by the sales team to promote Mycombi. The increase in other expenses was primarily due to commercial regulatory costs for Mydcombi.

Reacquisition of License Rights

Reacquisition of license rights for the six months ended June 30, 2024 totaled $4.9 million, compared to no expense for the six months ended June 30, 2023. The $4.9 million in the account is comprised of the aggregate $5.0 million of payments ($2.0 million of cash and $3.0 million settled in common stock) to Bausch + Lomb in connection with the reacquisition of the license (which we are recording as an operating expense), offset by $0.1 million related to the repurchase of equipment.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2024 totaled approximately ($20,632) of net other expense, a decrease of $0.5 million, compared to $0.5 million of net other expense for the six months ended June 30, 2023. Net other expense for the six months ended June 30, 2024 primarily consisted of approximately $1.4 million of interest expense related to the Avenue loan and $0.1 million related to the charge for the defective clinical supply settlement (see Note 8 – Commitments and Contingencies – Defective Clinical Supply), partially offset by $1.2 million of changes in fair value of equity consideration (the equity payable for the Baush + Lomb and Formosa transactions) and $0.2 million of interest income primarily from Treasury bills.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2024	2023
Cash and Cash Equivalents	$2,300,852	$14,849,057

Working Capital (Deficit)	$(8,564,989)	$11,176,336

Notes Payable (Gross)	$15,060,110	$15,637,500

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds from equity and debt financings.

Our net losses were $22.0 million and $12.0 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of approximately $167.5 million. As of June 30, 2024, we had a cash and cash equivalents balance of $2.3 million, a working capital deficit of $8.6 million and stockholders’ deficiency of $2.4 million. As of June 30, 2024 and December 31, 2023, we had $15.1 million and $15.6 million, respectively, of gross debt outstanding.

These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q were issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations and the potential for entering into collaborations with other companies to enhance or complement our product and service offerings. Our operating needs include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to further improve the marketability of our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce general and administrative and sales and marketing costs in order to conserve our cash.

On July 1, 2024, the Company raised $5.0 million of gross proceeds from a registered direct offering of equity securities. Also, subsequent to June 30, 2024, the Company raised $0.8 million of gross proceeds from its ongoing “at-the-market” offering.

During the six months ended June 30, 2024 and 2023, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2024 was approximately $18.1 million, which includes cash used to fund a net loss of $22.0 million, reduced by $4.6 million of net non-cash expenses, plus $0.7 million of net cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2023 was $11.7 million, which includes cash used to fund a net loss of $12.0 million, reduced by $2.1 million of non-cash expenses, plus $1.8 million of cash used to fund changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $0.2 million, which was primarily related to the purchase of property and equipment. Cash used in investing activities for the six months ended June 30, 2023 was $2.1 million, which was related to purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2024 totaled approximately $5.7 million, which was primarily attributable to $1.9 million of net proceeds from the sale of common stock and warrants in a registered direct offering, $4.9 million of net proceeds from the sale of common stock in our “at-the-market” offering pursuant to the Sales Agreement with Leerink Partners, partially offset by $1.1 million from the repayment of notes payable. Net cash provided by financing activities for the six months ended June 30, 2023 totaled $8.4 million, which was attributable to $3.9 million of net proceeds received from sales under our “at-the-market” offering and $4.9 million of net proceeds from the additional tranche under the Loan and Security Agreement with Avenue. This was partially offset by the repayment of $0.4 million of notes payable in connection with the D&O Loan.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $5.7 million to settle our June 30, 2024 accounts payable, accrued expenses and other current liabilities, (b) $0.6 million relating to our non-cancelable operating lease commitments, and (c) $10.3 million of gross payments due under our notes payable, convertible notes payable (if not previously converted) and D&O Loan.

After the next twelve months we have commitments to pay (a) an additional $1.0 million relating to our non-cancelable operating lease commitments, and (b) $4.8 million of gross payments due in connection with notes payable and convertible notes payable (if not previously converted).

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2024, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

The following issuances of common stock occurred in the second quarter:

Pursuant to the License with Formosa, we issued 613,496 shares of the Company’s common stock on April 29, 2024.

Pursuant to the agreement for the reacquisition of the Bausch + Lomb license, we issued 2,299,397 shares of the Company’s common stock on May 3, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the six months ended June 30, 2024, none of our directors or officers, or the Company, adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024
4.1	Form of Warrant	8-K	001-38365	4.1	July 1, 2024
10.1	Form of Securities Purchase Agreement, dated June 27, 2024	8-K	001-38365	10.1	July 1, 2024
10.2	Warrant Amendment Agreement, dated June 27, 2024	8-K	001-38365	10.2	July 1, 2024
10.3	Warrant Amendment Agreement, dated June 28, 2024	8-K	001-38365	10.3	July 1, 2024
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
*

This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EYENOVIA, INC.

Date: August 14, 2024	By:	/s/ John Gandolfo
John Gandolfo
Chief Financial Officer (Principal Financial Officer)