Form 10-Q
period 2024-09-30
EYENOVIA, INC.
filed 2024-11-12
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

The number of outstanding shares of the registrant’s common stock was 86,441,611 as of November 8, 2024.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2024	2023
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$7,188,129	$14,849,057
Inventories	2,967,256	109,798
Deferred clinical supply costs	408,832	4,256,793
License fee and expense reimbursements receivable	137,594	123,833
Security deposits, current	—	1,506
Prepaid expenses and other current assets	987,754	1,365,731
Total Current Assets	11,689,565	20,706,718

Property and equipment, net	2,752,404	3,374,384
Security deposits, non-current	197,526	197,168
Intangible assets	6,122,945	2,122,945
Prepaid expenses, non-current	46,520	-
Operating lease right-of-use asset	1,275,690	1,666,718
Equipment deposits	711,441	711,441
Total Assets	$22,796,091	$28,779,374

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$1,573,940	$1,753,172
Accrued compensation	1,656,832	1,658,613
Accrued expenses and other current liabilities	2,518,086	287,928
Operating lease liabilities - current portion	604,647	501,250
Notes payable - current portion, net of debt discount of $562,711 and $503,914 as of September 30, 2024 and December 31, 2023, respectively	6,168,593	5,329,419
Convertible notes payable - current portion, net of debt discount of $72,467 and $0 as of September 30, 2024 and December 31, 2023, respectively	3,260,866	—
Total Current Liabilities	15,782,964	9,530,382

Accrued expenses and other non-current liabilities	316,275	—
Operating lease liabilities - non-current portion	836,434	1,292,667
Notes payable - non-current portion, net of debt discount of $0 and $448,367 as of September 30, 2024 and December 31, 2023, respectively	637,500	4,355,800
Convertible notes payable - non-current portion, net of debt discount of $163,051 and $398,569 as of September 30, 2024 and December 31, 2023, respectively	1,503,615	4,601,431
Total Liabilities	19,076,788	19,780,280

Commitments and contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 86,375,958 and 45,553,026 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	8,638	4,555
Additional paid-in capital	179,065,877	154,486,098
Accumulated deficit	(175,355,212)	(145,491,559)
Total Stockholders’ Equity	3,719,303	8,999,094
Total Liabilities and Stockholders’ Equity	$22,796,091	$28,779,374

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating Income
Revenue	$1,625	$1,198	$29,243	$1,198
Cost of revenue	(132,522)	(13,416)	(825,910)	(13,416)
Gross Loss	(130,897)	(12,218)	(796,667)	(12,218)

Operating Expenses:
Research and development	3,471,939	3,578,113	12,500,713	8,911,124
Selling, general and administrative	3,729,091	2,929,855	11,125,115	9,016,550
Reacquisition of license rights	—	—	4,864,600	—
Total Operating Expenses	7,201,030	6,507,968	28,490,428	17,927,674
Loss From Operations	(7,331,927)	(6,520,186)	(29,287,095)	(17,939,892)

Other Income (Expense):
Other income (expense), net	1,184	(348,226)	(93,394)	(157,783)
Change in fair value of equity consideration payable	—	—	1,240,800	—
Interest expense	(602,109)	(679,222)	(1,954,768)	(1,691,228)
Interest income	44,999	208,901	230,804	494,944
Total Other Expense	(555,926)	(818,547)	(576,558)	(1,354,067)

Net Loss	$(7,887,853)	$(7,338,733)	$(29,863,653)	$(19,293,959)

Net Loss Per Share - Basic and Diluted	$(0.11)	$(0.18)	$(0.53)	$(0.50)

Shares Outstanding - Basic and Diluted	69,558,325	40,139,697	56,476,876	38,563,074

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ (Deficiency) Equity

(unaudited)

	For the Three and Nine Months Ended September 30, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency) Equity
Balance - January 1, 2024	45,553,026	$4,555	$154,486,098	$(145,491,559)	$8,999,094
Issuance of common stock in At the Market Program [1]	1,833,323	183	3,194,364	—	3,194,547
Stock-based compensation	—	—	546,232	—	546,232
Net loss	—	—	—	(10,922,101)	(10,922,101)
Balance - March 31, 2024	47,386,349	4,738	158,226,694	(156,413,660)	1,817,772
Issuance of common stock in offering [2]	3,223,726	322	1,888,507	—	1,888,829
Issuance of common stock as consideration for licensing agreement [3]	613,496	62	436,747	—	436,809
Issuance of common stock as consideration for reacquisition of licensing agreement [4]	2,299,397	230	2,322,161	—	2,322,391
Issuance of common stock in At the Market Program [5]	2,294,953	230	1,676,709	—	1,676,939
Stock-based compensation	—	—	541,056	—	541,056
Net loss	—	—	—	(11,053,699)	(11,053,699)
Balance - June 30, 2024	55,817,921	5,582	165,091,874	(167,467,359)	(2,369,903)
Issuance of common stock and warrants in offerings [6]	29,055,757	2,906	12,345,272	—	12,348,178
Warrant modification and additional warrants - incremental value (7)	—	—	2,868,000	—	2,868,000
Warrant modification and additional warrants - in issuance costs for offering (8)	—	—	(2,868,000)	—	(2,868,000)
Issuance of common stock in At the Market Program [9]	1,502,280	150	1,175,733	—	1,175,883
Stock-based compensation	—	—	452,998	—	452,998
Net loss	—	—	—	(7,887,853)	(7,887,853)
Balance - September 30, 2024	86,375,958	$8,638	$179,065,877	$(175,355,212)	$3,719,303

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

[6] Includes gross proceeds of $14,139,994, less total cash issuance costs of $1,791,816.

[7] Offering includes modification of warrants and additional warrants in the July 2024 offering.

[8] Non-cash warrant modification and additional warrants issuance costs related to one of the offerings of $2,868,000 are shown on a separate line item.

[9] Includes gross proceeds of $1,212,251 less total issuance costs of $36,368.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ Equity, continued

(unaudited)

	For the Three and Nine Months Ended September 30, 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2023	36,668,980	$3,667	$135,461,361	$(118,230,463)	$17,234,565
Issuance of common stock in At the Market offering [1]	1,299,947	130	3,499,462	—	3,499,592
Cashless exercise of stock options	19,530	2	(2)	—	—
Stock-based compensation	—	—	819,064	—	819,064
Issuance of common stock related to vested restricted stock units	3,289	—	—	—	—
Net loss	—	—	—	(5,739,366)	(5,739,366)
Balance - March 31, 2023	37,991,746	3,799	139,779,885	(123,969,829)	15,813,855
Issuance of common stock in At the Market offering [2]	121,989	13	403,107	—	403,120
Cashless exercise of stock options	1,219	—	—	—	—
Exercise of stock options	10,000	1	27,199	—	27,200
Stock-based compensation	—	—	493,632	—	493,632
Issuance of common stock related to vested restricted stock units	44,444	4	(4)	—	—
Net loss	—	—	—	(6,215,860)	(6,215,860)
Balance -June 30, 2023	38,169,398	3,817	140,703,819	(130,185,689)	10,521,947
Issuance of common stock and warrants in registered direct offering [3][7]	4,198,633	420	10,885,694	—	10,886,114
Issuance of common stock as consideration for licensing agreement [4]	487,805	49	999,951	—	1,000,000
Issuance of common stock in At the Market offering [5]	42,410	4	97,432	—	97,436
Warrant modification - incremental value (6)	—	—	1,738,700	—	1,738,700
Warrant modification - in issuance costs for registered direct offering (7)	—	—	(1,738,700)	—	(1,738,700)
Stock-based compensation	—	—	612,969	—	612,969
Net loss	—	—	—	(7,338,733)	(7,338,733)
Balance - September 30, 2023	42,898,246	$4,290	$153,299,865	$(137,524,422)	$15,779,733

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

[7] Non-cash warrant modification issuance costs related to the registered direct offering of $1,738,700 are shown on a separate line item.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(29,863,653)	$(19,293,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,540,286	1,925,665
Change in fair value of equity consideration payable	(1,240,800)	—
Depreciation of property and equipment	830,605	505,684
Amortization of debt discount	552,620	497,654
Write-off of property and equipment	88,251	—
Write-down of inventories to net realizable value	769,217	12,218
Provision for returned deferred clinical supplies	—	400,000
Reacquisition of license rights	2,864,600	—
Non-cash rent expense	391,028	403,362
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	836,507	39,035
License fee and expense reimbursement receivables	(13,761)	786,772
Deferred clinical supply costs	1,272,309	(1,637,756)
Inventories	(1,051,023)	(62,514)
Security and equipment deposits	1,148	1,750
Accounts payable	(179,232)	(2,255)
Accrued compensation	(1,781)	(371,359)
Accrued expenses and other current liabilities	(453,567)	(307,373)
Lease liabilities	(352,836)	(411,266)
Net Cash Used In Operating Activities	(24,010,082)	(17,514,342)

Cash Flows From Investing Activities
Purchases of property and equipment	(161,476)	(2,702,361)
Investment in intangible asset	—	(1,122,945)
Net Cash Used In Investing Activities	(161,476)	(3,825,306)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in offerings	16,139,994	11,977,468
Payment of offerings issuance costs	(1,902,987)	(1,091,354)
Proceeds from sale of common stock in At the Market Program	6,234,402	4,123,864
Payment of issuance costs for At the Market Program	(187,033)	(123,716)
Proceeds from exercise of stock options	—	27,200
Proceeds from note payable to Avenue	—	5,000,000
Payment of issuance costs for notes issued to Avenue	—	(125,982)
Repayments of notes payable	(3,773,746)	(609,140)
Net Cash Provided By Financing Activities	16,510,630	19,178,340
Net Decrease in Cash and Cash Equivalents	(7,660,928)	(2,161,308)
Cash and Cash Equivalents - Beginning of Period	14,849,057	22,863,520
Cash and Cash Equivalents - End of Period	$7,188,129	$20,702,212

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,402,147	$1,194,132

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$505,050	$609,140
Accrual for intangible asset milestone obligation	$2,000,000	$—
Reclassification of deferred clinical supply costs to inventories	$2,575,652	$—
Right-of-use assets obtained in exchange for lease liabilities	$—	$904,437
Vendor deposits applied to purchases of property and equipment	$—	$39,573
Original issue discount on notes payable	$—	$212,500
Warrant modification and additional warrants - incremental value	$2,868,000	$1,738,700
Issuance of common stock in consideration of licensing agreement	$—	$1,000,000
Cashless exercise of stock options	$—	$2
Common stock issued in consideration for licensing agreement	$436,809	$—
Common stock issued in consideration for reacquisition of licensing agreement	$2,322,391	$—
Issuance of common stock related to vested restricted stock units	$—	$4

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc. (“Eyenovia” or the “Company”) is an ophthalmic technology company developing and commercializing advanced products leveraging its proprietary Optejet topical ophthalmic medication dispensing platform. The Optejet is especially useful in the treatment of chronic front-of-the-eye diseases due to its ease of use, enhanced safety and tolerability, and potential for superior compliance versus standard eye drops. Together, these benefits may combine to produce better treatment options and outcomes for patients and providers. The company’s pre-NDA candidate, MicroPine, is being developed for pediatric progressive myopia, a global epidemic impacting hundreds of millions of children worldwide and representing a multi-billion-dollar addressable market. The company’s current commercial portfolio includes clobetasol propionate ophthalmic suspension, 0.05%, for post-surgical pain and inflammation, and Mydcombi® for mydriasis. Eyenovia has also secured licensing and development agreements for additional multi-billion-dollar indications where the Optejet may be advantageous, including dry eye.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year ending December 31, 2024 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2023 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (“SEC”) on March 18, 2024 (the “2023 Form 10-K”), as amended by Amendment No. 1, filed with the SEC on April 26, 2024 (the “2023 Form 10-K Amendment”).

Note 2 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the 2023 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2024, except as disclosed below.

Liquidity and Going Concern

As of September 30, 2024, the Company had unrestricted cash and cash equivalents of approximately $7.2 million and an accumulated deficit of approximately $175.4 million. For the nine months ended September 30, 2024 and 2023, the Company incurred net losses of approximately $29.9 million and $19.3 million, respectively, and used cash in operations of approximately $24.0 million and $17.5 million, respectively. The Company does not have recurring significant revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations for the near future. The Company expects that it will continue to incur significant research and development and selling, general and administrative expenses and, as a result, it will eventually need to generate significant product revenues to achieve profitability. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies, or acquire other companies or technologies to enhance or complement its product and service offerings. Additionally, the Company will need to raise further capital, through the sale of additional equity or debt securities. If the Company is unable to generate sufficient recurring revenues or secure additional capital, it may be required to curtail its research and development initiatives and take additional measures to reduce costs in order to conserve its cash.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of September 30, 2024 and December 31, 2023, the Company had Treasury bills with original maturity dates of three months or less in the amounts of $0 and $5,450,118, respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $6,784,903 and $14,243,870, respectively.

Clinical Supply Arrangements

Bausch + Lomb Ireland Limited (“Bausch + Lomb”) and Arctic Vision had contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. Pursuant to the Letter Agreement (as defined below) with Bausch + Lomb, as referenced in Note 8 – Commitments and Contingencies – Bausch License Agreements, the arrangement with Bausch + Lomb has been terminated, and all rights have been repurchased by Eyenovia. The arrangement with Arctic Vision is still in place. The Company’s licensing agreement with Arctic Vision represents a collaborative arrangement and Arctic Vision is not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) report the net income from the clinical supply arrangements as other income. Deferred clinical supply costs were $0.4 million and $4.3 million at September 30, 2024 and December 31, 2023, respectively. See Note 8 – Commitments and Contingencies –Defective Clinical Supply for additional information.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of inventory that is sold commercially to third parties is included within cost of sales. The Company will periodically review for slow-moving, excess or obsolete inventories.

Inventory is primarily comprised of drug-device combination products, which are available for commercial sale, as follows:

	September 30,	December 31,
	2024	2023
Finished goods	$427,217	$30,683
Raw materials	2,540,039	79,115
Total inventory	$2,967,256	$109,798

The Company has evaluated the net realizable value of the commercial inventory. The write-down of commercial inventory to net realizable value for the three months ended September 30, 2024 and 2023 was $0.1 million and $0.0 million, respectively. The write-down of commercial inventory for the nine months ended September 30, 2024 and 2023 was $0.8 million and $0.0 million, respectively. The write - down for the nine months ended September 30, 2024 consisted of $0.2 million of inventory write down adjustments to list price for the first quarter of 2024, $0.5 million for the write-down of short dated inventory to net realizable value for the second quarter of 2024 and $0.1 million for the write - down of inventory to net realizable value for the third quarter of 2024. The Company recorded the write-downs to cost of revenue as it relates to goods that were part of commercial inventory during 2024.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(7,887,853)	$(7,338,733)	$(29,863,653)	$(19,293,959)

Denominator (weighted average quantities):
Common shares issued	69,316,561	39,107,338	56,298,569	38,192,414
Add: Prefunded warrants	—	926,225	—	305,349
Add: Undelivered vested restricted shares	241,764	106,134	178,307	65,311
Denominator for basic and diluted net loss per share	69,558,325	40,139,697	56,476,876	38,563,074

Basic and diluted net loss per common share	$(0.11)	$(0.18)	$(0.53)	$(0.50)

The following securities are excluded from the calculation of weighted average diluted shares of common stock because their inclusion would have been anti-dilutive:

	September 30,
	2024	2023
Warrants	28,947,744	10,926,554
Options	6,695,042	5,218,686
Convertible notes	2,327,747	2,327,747
Restricted stock units	368,886	86,205
Total potentially dilutive shares	38,339,419	18,559,192

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

Note 3 – Prepaid Expenses and Other Current Assets

As of September 30, 2024 and December 31, 2023, prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2024	2023
Prepaid insurance expenses	$356,214	$167,338
Payroll tax receivable	288,705	500,684
Prepaid general and administrative expenses	131,606	85,938
Prepaid patent expenses	71,073	48,409
Prepaid conference expenses	54,810	123,556
Prepaid research and development expenses	48,172	421,056
Prepaid rent and security deposit	18,750	18,750
Other	18,424	—
Total prepaid expenses and other current assets	$987,754	$1,365,731

Note 4 - Intangible Assets

On August 15, 2023, the Company entered into a license agreement (the “Formosa License”) with Formosa Pharmaceuticals Inc. (“Formosa”), whereby the Company acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension, 0.05% (the “Formosa Licensed Product”), which was approved by the FDA for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Formosa Licensed Product. The Formosa License will remain in effect for ten years from the date of the first commercial sale of a Formosa Licensed Product, unless earlier terminated. The Company paid Formosa the aggregate amount of $2.0 million (the “Upfront Payment”), consisting of (a) cash in the amount of $1.0 million and (b) 487,805 shares of common stock, which is included in Intangible Assets on the accompanying balance sheet. The Company also capitalized $122,945 of transaction costs, which were primarily legal expenses. In addition to the Upfront Payment, the Company must pay Formosa up to $4.0 million upon the achievement of certain development milestones and up to $80.0 million upon the achievement of certain sales milestones. The trigger for the initial $2.0 million development milestone payments was FDA approval of the Formosa Licensed Product and the effective date of the acceptance by the Company of the transfer and assignment of the FDA approval. This occurred on March 14, 2024. Under the provisions of the Formosa License, the Company had 45 days from the effective date of acceptance of the transfer and assignment of FDA approval to make the payment half in cash and half in common stock, otherwise the payment due would revert to be fully in cash. The Company paid Formosa the aggregate amount of $2.0 million, consisting of (a) cash in the amount of $1.0 million on April 26, 2024 and (b) 613,496 shares of common stock on April 29, 2024 (calculated pursuant to the Formosa License using a five-day volume-weighted average price on March 14, 2024, but valued at $0.4 million on the April 29, 2024 settlement date, resulting in a $0.6 million change in fair value of the equity consideration payable), which is included in Intangible Assets on the accompanying balance sheet as of September 30, 2024. The second $2.0 million development milestone (to be fully paid in cash) was earned upon FDA approval of the Formosa Licensed Product and payment was triggered on the earlier of twelve months after FDA approval or six months following the first commercial sale of the Formosa Licensed Product. Because the payment became probable and estimable, the Company recorded an additional $2.0 million increase in the intangible asset and the related accrual on March 14, 2024.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Compensation

As of September 30, 2024 and December 31, 2023, accrued compensation consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued bonus expenses	$1,141,884	$1,302,997
Accrued payroll expenses	514,948	355,616
Total accrued compensation	$1,656,832	$1,658,613

Note 6 – Accrued Expenses and Other Current Liabilities

As of September 30, 2024 and December 31, 2023, accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued intangible asset milestone obligation	$2,000,000	$—
Accrued defective clinical supply settlement, net	250,000	100,000
Accrued clinical studies costs	121,588	—
Accrued professional services	79,042	63,028
Credit card payable	29,502	27,193
Accrued franchise tax	15,000	—
Accrued research and development expenses	13,550	89,872
Other	9,404	7,835
Total accrued expenses and other current liabilities	$2,518,086	$287,928

Note 7 – Notes Payable and Convertible Notes Payable

As of September 30, 2024 and December 31, 2023, notes payable and convertible notes payable consisted of the following:

	September 30, 2024			December 31, 2023
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current portion:
D&O insurance policy loan	$64,637	$—	$64,637	$—	$—	$—
Avenue - Note payable	6,666,667	(562,711)	6,103,956	5,833,333	(503,914)	5,329,419
Avenue - Convertible note payable	3,333,333	(72,467)	3,260,866	—	—	—
Total current portion	$10,064,637	$(635,178)	$9,429,459	$5,833,333	$(503,914)	$5,329,419

Non-Current portion:
Avenue - Note payable	$637,500	$—	$637,500	$4,804,167	$(448,367)	$4,355,800
Avenue - Convertible note payable	1,666,666	(163,051)	1,503,615	5,000,000	(398,569)	4,601,431
Total non-current portion	$2,304,166	$(163,051)	$2,141,115	$9,804,167	$(846,936)	$8,957,231

On February 24, 2024, the Company issued a note payable in the amount of $505,050 for the purchase of a directors and officers’ liability insurance policy (the “D&O Loan”). The note accrued interest at a rate of 8.15% per year and matured on October 24, 2024. The D&O Loan was payable in eight monthly payments of $65,076 consisting of principal and interest. During the nine months ended September 30, 2024, the Company repaid $440,413 of principal owed on the D&O Loan. The note was paid off in full on the maturity date.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2024, the Company began making principal payments related to that certain loan and security agreement (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P. and related entities (together, “Avenue”) in the amount of $833,333 per month plus interest.

During the three months ended September 30, 2024, the Company recorded interest expense of $602,109, of which $598,188 (including amortization of debt discount of $184,207) was related to the Avenue loan and $3,921 was related to the D&O Loan. During the nine months ended September 30, 2024, the Company recorded interest expense of $1,954,768, of which $1,939,650 was related to the Loan and Security Agreement (including amortization of debt discount of $552,620) and $15,118 was related to the D&O Loan.

Note 8 – Commitments and Contingencies

Defective Clinical Supply

During the third quarter of 2023, a certain portion of clinical supply product sold by the Company to Bausch + Lomb was determined to be defective. On April 23, 2024, the Company and Bausch + Lomb executed a letter agreement (the “Side Letter”) pursuant to which the Company and Bausch + Lomb agreed that the Company would pay approximately $0.5 million to Bausch + Lomb related to the defective clinical supply. Accordingly, the Company recorded an estimated charge equal to $0.4 million, which was included within other income (expense) during the year ended December 31, 2023, because the original sales to the licensee were recorded on that line item. During the three and nine months ended September 30, 2024, the Company recorded no additional charge and a $0.1 million charge, respectively, to other income (expense).

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

Pursuant to the Letter Agreement, the Company paid Bausch + Lomb an upfront payment of $2.0 million in cash on January 22, 2024. The Company recorded this amount as an operating expense. In connection with the entry into the Letter Agreement, the Company also agreed to issue Bausch + Lomb $3.0 million in shares of the Company’s common stock, following the Regulatory Transfer Date (the “Transfer Date”). On April 11, 2024, the Transfer Date, the transfer of the rights and certain assets relating to the CHAPERONE trial from Bausch + Lomb to the Company, was completed. On May 3, 2024, the Company issued Bausch + Lomb 2,299,397 shares of the Company’s common stock (calculated pursuant to the Letter Agreement at $3.0 million using a thirty-day volume-weighted average price on April 11, 2024, but valued at $2.3 million on the May 3, 2024 settlement date, resulting in a $0.7 million change in fair value of the equity consideration payable), in satisfaction of its obligations pursuant to the Letter Agreement.

Pursuant to the Side Letter described above (see Defective Clinical Supply), the Company agreed to pay approximately $0.5 million to Bausch + Lomb related to the defective clinical supply. It was also agreed that the Company will receive approximately $0.25 million from Bausch + Lomb to fund the vendor hold back liability that will be due upon completion of the CHAPERONE study. The Company

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

recorded the payable to Bausch + Lomb in the amount of $0.25 million. In addition, the Company purchased $0.5 million of clinical supplies from Bausch + Lomb in April 2024.

Operating Leases

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$352,836	$411,266

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$904,437

Weighted Average Remaining Lease Term (Years)
Operating leases	2.37	3.28

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

Future minimum payments under the Company’s operating lease agreements are as follows:

For the Years Ending December 31,	Minimum Lease Payments
2024	$183,092
2025	675,400
2026	560,996
2027	214,618
Total future minimum lease payments	1,634,106
Less: Imputed interest	(193,025)
Present value of lease liabilities	1,441,081
Less: current portion	(604,647)
Lease liabilities, non-current portion	$836,434

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 9 – Related Party Transactions

The Company has an advisory service agreement with a member of the board of directors. The agreement calls for a monthly consulting fee of $5,000, paid on a quarterly basis, which is in addition to the compensation paid to the individual pursuant to the Company’s non - employee director compensation policy while such individual remains a member of the board of directors.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Stockholders’ Equity

Increase in Authorized Number of Shares of Common Stock

On June 12, 2024, at the Annual Shareholders’ Meeting, the Company proposed and the shareholders approved an increase in the authorized number of shares of the Company’s common stock from 90,000,000 to 300,000,000 at the same par value of $0.0001 per share.

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

At-The-Market Program

During the nine months ended September 30, 2024, the Company received approximately $6.0 million in net proceeds from the sale of 5,630,556 shares of its common stock pursuant to a sales agreement (the “Sales Agreement”) with Leerink Partners, LLC, formerly known as SVB Securities LLC (“Leerink Partners”) in an ”at-the-market” offering.

Offerings

Second Quarter Offering

On April 8, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single fundamentals-based healthcare investor (the “Purchaser”), pursuant to which the Company agreed to sell, in a registered direct offering by the Company directly to the Purchaser (the “April Offering”), 3,223,726 shares of common stock. The price per share in the April Offering was $0.6204. The aggregate gross proceeds to the Company from the April Offering were $2.0 million, and net proceeds after offering costs were approximately $1.9 million.

Third Quarter Offerings

A summary of the offerings for the third quarter is presented below:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity
July Offering	7,575,757	$758	$4,298,643	$4,299,401
August Offering	12,850,000	1,285	4,449,822	4,451,107
September Offering	8,630,000	863	3,596,807	3,597,670
	29,055,757	$2,906	$12,345,272	$12,348,178

July Offering and Warrant Amendment

On July 1, 2024, the Company closed on a registered direct offering (the “July Offering”) with certain institutional and accredited investors (the “July Investors”), pursuant to which the Company sold 7,575,757 shares of common stock and warrants to purchase up to 7,575,757 shares of common stock. The combined offering price for each share of common stock and accompanying warrant was $0.66. The Company also agreed to issue warrants to purchase an additional 1,749,780 shares of common stock (the “Additional Warrants”) to one of the July Investors. All of the new warrants become exercisable six months following their issuance, at an exercise price of $0.69 per share, and may be exercised until January 2, 2030.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the July Offering, the Company entered into warrant amendment agreements (the “Amendments”) with the holders of previously issued warrants (the “Prior Warrants”) to purchase up to an aggregate of 10,386,269 shares of common stock, whereby the Company agreed to amend the Prior Warrants to reduce the exercise price of the Prior Warrants from $2.23 and $2.47 per share of common stock to $0.69 per share of common stock, extend the term of the Prior Warrants until January 2, 2030 and prohibit exercise of the Prior Warrants for the six-month period following the effective date of the Amendments.

The aggregate gross proceeds to the Company from the July Offering were approximately $5.0 million, and net proceeds after cash offering costs were approximately $4.3 million. Offering costs include placement agent fees of $0.4 million and Company legal fees of $0.3 million. In addition, there were $2.9 million of non-cash issuance costs which represents the value of the Additional Warrants, plus the modification date incremental value of the modified Prior Warrants as compared to the original Prior Warrants, as an issuance cost of the warrant exercise.

August Offering

On August 21, 2024, the Company agreed to sell 12,850,000 shares of common stock to certain institutional and accredited investors (the “August Investors”), in some cases pursuant to a securities purchase agreement (the “August Offering”). The price per share in the August Offering was $0.40. The aggregate gross proceeds to the Company from the August Offering were approximately $5.1 million, and net proceeds after offering costs were approximately $4.5 million.

September Offering

On September 30, 2024, the Company closed on a registered direct offering (the “September Offering”) with a certain purchaser, pursuant to which the Company sold to the purchaser 8,630,000 shares of common stock; pre-funded warrants to purchase up to 65,653 shares of common stock; and warrants to purchase up to 8,695,653 shares of common stock at an exercise price of $0.50 per share. The combined offering price for each share and accompanying warrant was $0.46. The combined offering price for each pre-funded warrant and accompanying Warrant was $0.4599, which is equal to the purchase price per share in the September Offering, minus $0.0001, the exercise price per share of the pre-funded warrants. The warrants will be exercisable beginning six months following the date of issuance and may be exercised until March 31, 2030. The aggregate gross proceeds to the Company from the September Offering were approximately $4.0 million, and net proceeds after offering costs were approximately $3.6 million.

Warrants

The issuance date or modification date fair value of stock warrants issued or modified during the three and nine months ended September 30, 2024 and 2023 was determined using the Black Scholes method, with the following assumptions used:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Fair value of common stock on date of grant	$0.68	$1.97	$0.68	$1.97
Risk free interest rate	4.39% - 5.22%	4.48%	4.39% - 5.22%	4.48%
Expected term (years)	0.7 - 5.5 years	4.0 - 5.5 years	0.7 - 5.5 years	4.0 - 5.5 years
Expected volatility	86% - 118%	81%	86% - 118%	81%
Expected dividends	n/a	n/a	n/a	n/a

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the warrant activity during the nine months ended September 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding January 1, 2024	10,926,554	$2.28
Granted (1)	18,021,190	0.60
Repriced - (Old) (2)	(10,386,269)	2.25
Repriced - (New) (2)	10,386,269	0.69
Exercised	—	—
Outstanding September 30, 2024 (1)	28,947,744	$0.67	5.1

Exercisable September 30, 2024 (1)	540,285	$2.96	1.4

(1) - Warrants granted, outstanding and exercisable exclude 65,653 pre-funded warrants with an exercise price of $0.0001.

(2) - Repriced warrants represent the reset of the exercise price of certain warrants to purchase 10,386,269 shares of common stock to a price of $0.69 per share.

The following table presents information related to warrants as of September 30, 2024:

Warrants Outstanding (1)			Warants Exercisable (1)
	Weighted
	Outstanding		Average	Exercisable
Exercise	Number of		Remaining Life	Number of
Price	Warrants		In Years	Warrants
$0.5000	8,695,653	(2)	—	—
$0.6900	19,711,806	(3)	—	—
$2.4696	232,021		0.5	232,021
$2.7240	216,380		0.5	216,380
$4.7600	91,884		6.6	91,884
	28,947,744		1.4	540,285

(1) - Warrants outstanding and exercisable exclude 65,653 Pre-Funded Warrants with an exercise price of $0.0001.

(2) - These warrants become exercisable on March 26, 2025.

(3) - These warrants become exercisable on January 1, 2025.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $452,998 ($179,776 of which was included within research and development expenses and $273,222 was included within selling, general and administrative expenses on the statements of operations) and $612,969 ($235,731 of which was included within research and development expenses and $377,238 of which was included within selling, general and administrative expenses on the statements of operations), respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded stock-based compensation expense of $1,540,286 ($618,516 of which was included within research and development expenses and $921,770 of which was included within selling, general and administrative expenses on the statements of operations) and $1,925,665 ($647,058 of which was included within research and development expenses and $1,278,607 of which was included within selling, general and administrative expenses on the statements of operations), respectively.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

A summary of the restricted stock units (“RSUs”) activity during the nine months ended September 30, 2024 is presented below:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2024	106,019	$2.12
Granted	368,886	0.65
Vested	(106,019)	2.12
Forfeited	—	—
RSUs non-vested September 30, 2024	368,886	$0.65
Vested RSUs undelivered September 30, 2024	241,764	$2.17

To date, RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until a director’s termination of service.

As of September 30, 2024, there was $169,739 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.7 years.

Stock Options

A summary of the option activity during the nine months ended September 30, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	5,306,377	3.31
Granted	2,188,136	1.10
Exercised	—	—
Forfeited/Expired	(799,471)	3.26
Outstanding, September 30, 2024	6,695,042	$2.59	7.2	$44,053

Exercisable, September 30, 2024	4,022,998	$3.46	5.8	$—

The following table presents information related to stock options as of September 30, 2024:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01 - $0.99	1,315,136	—	—
$1.00 - $1.99	2,224,213	5.4	1,160,055
$2.00 - $2.99	1,249,586	6.7	1,026,448
$3.00 - $3.99	758,637	6.0	703,605
$4.00 - $4.99	279,000	7.0	264,420
$5.00 - $5.99	26,668	2.0	26,668
$6.00 - $6.99	691,162	5.2	691,162
$7.00+	150,640	3.5	150,640
	6,695,042	5.8	4,022,998

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Expected term (years)	5.85 - 6.25	N/A	5.50 - 10.00	5.50 - 10.00
Risk free interest rate	3.47% - 3.80%	N/A	3.47% - 4.72%	3.44% - 4.18%
Expected volatility	87%	N/A	80% - 87%	82% - 95%
Expected dividends	0.00%	N/A	0.00%	0.00%

As of September 30, 2024, there was $2,042,227 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.8 years. The weighted average estimated grant date fair value of the stock options granted for the three months ended September 30, 2024 was approximately $0.40 per share. There were no options granted in the three months ended September 30, 2023. The weighted average estimated grant date fair value of the stock options granted for the nine months ended September 30, 2024 and 2023 was approximately $0.79 and $1.70 per share, respectively.

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

During the three months ended September 30, 2024 and 2023, the Company recorded expense of $56,493 ($41,186 which was included within research and development expenses and $15,307 was included within selling, general and administrative expenses on the statements of operations) and $46,636 ($37,383 of which was included within research and development expenses and $9,253 of which was included within selling, general and administrative expenses on the statements of operations), respectively, associated with its matching contributions. During the nine months ended September 30, 2024 and 2023, the Company recorded expense of $220,682 ($136,598 of which was included within research and development expenses and $84,084 of which was included within selling, general and administrative expenses on the statements of operations) and $171,800 ($115,559 of which was included within research and development expenses and $56,241 of which was included within selling, general and administrative expenses on the statements of operations) associated with its matching contributions, respectively.

Note 12 - Subsequent Events

Exercise of Pre-Funded Warrants

On October 1, 2024, the holder of the 65,653 pre-funded warrants issued in the September Offering, exercised the pre-funded warrants at a price of $0.0001 per share of common stock (see Note 10 - Stockholders’ Equity - Offerings).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in the 2023 Form 10-K, as amended by the 2023 Form 10-K Amendment.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward – looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of the 2023 Form 10-K, as amended by our 2023 Form 10-K Amendment, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an ophthalmic technology company developing and commercializing advanced products leveraging our proprietary Optejet topical ophthalmic medication dispensing platform. The Optejet is especially useful in the treatment of chronic front-of-the-eye diseases due to its ease of use, enhanced safety and tolerability, and potential for superior compliance versus standard eye drops. Together, these benefits may combine to produce better treatment options and outcomes for patients and providers. The company’s pre-NDA candidate, MicroPine, is being developed for pediatric progressive myopia, a global epidemic impacting hundreds of millions of children worldwide and representing a multi-billion-dollar addressable market. The company’s current commercial portfolio includes clobetasol propionate ophthalmic suspension, 0.05%, for post-surgical pain and inflammation, and Mydcombi® for mydriasis. Eyenovia has also secured licensing and development agreements for additional multi-billion-dollar indications where the Optejet may be advantageous, including dry eye.

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

MicroLine is our investigational pharmacologic treatment for presbyopia, a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. We have completed two Phase III studies using our Optejet device. In these studies, patients reported high satisfaction with using the device, and a strong preference over using an eye dropper bottle. Since completing these studies, the market opportunity has markedly deteriorated, and we have chosen to put this program on hold and reallocate our resources towards larger opportunities. When and if the market improves, we have kept open the option to continue development of MicroLine which would include a meeting with the FDA to review our clinical data to date.

Mydcombi is the only FDA-approved fixed combination of the two leading mydriatic agents, tropicamide and phenylephrine in the United States and our first FDA-approved product. As an ophthalmic spray delivered with Optejet technology, Mydcombi may present a number of benefits for ophthalmic surgical centers, optometric and ophthalmic offices and patients. Those benefits may include improved cost-effectiveness in centers that employ single-use bottles for mydriasis, more efficient use of office time and resources, and an overall improved doctor-patient experience. We have begun the commercialization of Mydcombi, with the first commercial sale of the product occurring on August 3, 2023 as part of a targeted launch, expanded our launch with the hiring and onboarding of ten sales representatives through September 30, 2024. We received FDA approval for our primary Mydcombi manufacturing facility in February 2024, which we believe will allow us to expand and continue to build our manufacturing operations. On July 24, 2024, we received written comments from the FDA outlining the design of a clinical bridging study to transition Mydcombi into our new Gen-2 Optejet device, which has a significantly lower cost to manufacture than the currently approved product.

We are in active discussions with manufacturers of existing and late-stage ophthalmic medications to explore whether development with the Optejet technology can solve unmet medical and business needs. Some of those business needs could include extension of exclusivity under the Optejet patents, improvement in a drug’s tolerability profile, or potential improvement in treatment compliance.

On August 15, 2023, we entered into a license agreement with Formosa, whereby we acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension 0.05% (the “Formosa Licensed Product”), which was approved by the FDA, for post-operative inflammation and pain after ocular surgery, on March 4, 2024. The Formosa License will remain in effect for ten years from the date of the first commercial sale of a Formosa Licensed Product, unless earlier terminated.

We paid Formosa an upfront payment in an aggregate amount of $2.0 million which consisted of (a) cash in the amount of $1.0 million and (b) 487,805 shares of common stock valued pursuant to the Formosa License Agreement at $1.0 million. We also capitalized $122,945 of transaction costs in connection with the Formosa License. In addition, we agreed to pay Formosa up to $4.0 million upon the achievement of certain development milestones and up to $80 million upon the achievement of certain sales milestones. The trigger for the initial $2.0 million development milestone payment was FDA approval of the Formosa Licensed Product and the effective date of the acceptance by the Company of the transfer and assignment of the FDA approval, which occurred on March 14, 2024. Based on the achievement of this milestone, we paid Formosa (a) cash in the amount of $1.0 million on April 26, 2024 and (b) 613,496 shares of common stock (calculated pursuant to the Formosa License Agreement at $1.0 million using a five-day volume-weighted average price on March 14, 2024, but valued at $0.4 million on the April 29, 2024 settlement date). The remaining $2.0 million development milestone (to be fully paid in cash) was earned and accrued upon FDA approval, but payment will be triggered on the earlier of twelve months after FDA approval of the Formosa Licensed Product or six months following the first commercial sale of the Formosa Licensed Product.

On July 23, 2024, we entered into a collaboration agreement with Senju, under which the companies intend to work to develop EYEN-520, a combination of Senju’s corneal epithelial wound healing candidate with our Optejet dispensing technology, as a potential treatment for chronic dry eye disease. The companies plan to request a meeting with the FDA in late 2024, to be followed by execution of a definitive agreement related to the further development of the product and anticipated completion of a Phase 2b study in 2025. If successful, the collaboration agreement could be expanded to bring the product into two Phase 3 studies by 2026.

On August 7, 2024, we entered into a collaboration agreement with Formosa under which the companies intend to work to develop EYEN-530, a combination of Formosa’s clobetasol propionate ophthalmic solution with our Optejet dispensing technology, as a potential treatment for acute dry eye flare-ups. The companies plan to request a meeting with the FDA in late 2024, to be followed by execution of a definitive agreement related to further development of the product and anticipated initiation of two Phase 3 studies by 2026.

On September 26, 2024, we announced the U.S. launch and commercial availability of clobetasol propionate ophthalmic suspension 0.05%.

On September 18, 2024, we received notice from the Staff of Nasdaq providing notification that the Company’s bid price had closed below the $1.00 minimum bid price requirement for continued listing on Nasdaq under Listing Rule 5550(a)(2). The notification letter stated that we would be provided 180 calendar days to regain compliance. In order to regain compliance, the closing bid price of our common stock has to be at least $1.00 for a minimum of 10 consecutive business days at any time before March 17, 2025. As of November 11, 2024 the Company has not regained compliance with Listing Rule 5550(a)(2).

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

Our net losses were $7.9 million and $7.3 million for the three months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had a working capital deficit and an accumulated deficit of approximately $4.1 million and $175.4 million, respectively.

Financial Overview

Revenue and Cost of Revenue

Revenue is earned from the sale of our FDA approved products, primarily Mydcombi through September 30, 2024. The first commercial sale of FDA approved products occurred on August 3, 2023 as part of a targeted launch and we expanded our launch with the onboarding of ten sales representatives through September 30, 2024.

Cost of sales consists of the cost of the production of the FDA approved products that were sold and the write-down of inventories to net realizable value.

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our microdose therapeutics and consist primarily of personnel-related expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

●	direct clinical and non-clinical expenses, which include expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and costs associated with preclinical activities, development activities and regulatory activities;
●	personnel-related expenses, which include salaries and other compensation of employees that is attributable to research and development activities; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance and other supplies used in research and development activities.

We expense research and development costs as incurred. We record costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or other information our vendors provide to us.

Our research and development expenses may increase with the continuation of these initiatives and the expansion of development of our Optejet technology functionality, drug compounds and indications.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, marketing expense, and non-cash stock-based compensation expense. We anticipate that our selling, general and administrative expenses will increase in the future as we increase our headcount to support our continued research and development and the commercialization of our approved products and current and future product candidates.

Reacquisition of License Rights

Reacquisition of license rights consists of the expense related to the payments that we are required to pay Bausch + Lomb in connection with the reacquisition of the Bausch Licensed Product.

Other Income (Expense), Net

Other income (expense), net consists of (a) other income (expense) related to our sales of clinical supply to our licensees; (b) changes in fair value of equity consideration (the equity payable for the Bausch + Lomb and Formosa transactions); (c) interest income earned on Treasury bills; and (d) interest expense incurred on our indebtedness.

Results of Operations

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2024 totaled $1,625, which consisted primarily of revenue from the sale of Mydcombi and was offset by cost of revenues of $132,522. Write-down of inventories to net realizable value for the three months ended September 30, 2024 totaled approximately $0.1 million, compared to $12,218 for the three months ended September 30, 2023. The gross loss was primarily due to write-downs of commercial inventory that were still on the balance sheet at September 30, 2024.

Revenue for the three months ended September 30, 2023 totaled $1,198, which was offset by cost of revenues of $13,416. We expect to continue to generate negative gross margins on Gen 1 Mydcombi sales during the early stage of commercialization of this product and may experience negative overall gross margins until the commercialization of other products that may generate positive gross margins.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2024 totaled $3.5 million, a decrease of $0.1 million, or 3%, compared to $3.6 million recorded for the three months ended September 30, 2023. Research and development expenses consisted of the following:

	For the Three Months Ended September 30,
	2024	2023
Personnel-related expenses	$1,765,852	$1,716,355
Direct clinical and non-clinical expenses	610,404	269,471
Depreciation expense	289,003	316,674
Facilities expenses	205,958	333,114
Non-cash stock-based compensation expenses	179,776	235,731
Other expenses	89,594	21,070
Supplies and materials	331,352	685,698
Total research and development expenses	$3,471,939	$3,578,113

The decrease in supplies and materials expense was primarily due to a net overall decrease in related requirements due to the timing of Gen 1.0 and Gen 2.0 clinical production scale up and clinical testing. The increase in direct clinical and non-clinical expenses was primarily due to increased costs related to the reacquisition of the CHAPERONE study from Bausch + Lomb, Mydcombi stability testing and clinical regulatory expenses. The decrease in facilities expenses was due to costs incurred in 2023 related to getting the new Reno facility online that were not incurred in 2024. The decrease in non-cash stock-based compensation expenses was primarily due to the ending of the amortization period for older equity grants and terminations during the period. The increase in other expenses was primarily due to increased IT expenses related to CHAPERONE data tracking and cybersecurity.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2024 totaled $3.7 million, an increase of $0.8 million, or 27%, compared to $2.9 million recorded for the three months ended September 30, 2023. Selling, general and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2024	2023
Salaries and benefits	$1,610,533	$963,634
Professional fees	719,239	715,832
Non-cash stock based compensation	273,222	377,238
Sales and marketing	169,377	190,915
Other	239,081	89,191
Insurance expense	212,783	224,645
Travel, lodging and meals	161,659	57,707
Facilities expense	127,173	111,388
Investor relations	118,524	102,430
Director fees and expense	97,500	96,875
Total selling, general and administrative expenses	$3,729,091	$2,929,855

The increase in personnel-related expenses was mainly due to new staff additions made to support commercialization during 2024. The increase in other expenses is primarily due to commercial regulatory costs for Mydcombi and software licensing fees in connection with new staff additions. The decrease in non-cash stock-based compensation expenses was primarily due to the ending of the amortization period for older equity grants. The increase in travel, lodging and meals was primarily due to increased travel by the sales team to promote our FDA approved products.

Total Other Expense

Total other expense for the three months ended September 30, 2024 was approximately $0.6 million, a decrease of $0.2 million, compared to $0.8 million for the three months ended September 30, 2023. Total other expense for the three months ended September 30, 2024 primarily consisted of approximately $0.6 million of interest expense related to the Avenue loan.

Results of Operations

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Revenue and Cost of Revenue

Revenue for the nine months ended September 30, 2024 totaled $29,243, which was offset by cost of revenues of $825,910. Write-down of inventories to net realizable value for the nine months ended September 30, 2024 totaled approximately $0.8 million, compared to $12,218 for the nine months ended September 30, 2023. The $0.8 million was comprised of the adjustment to bring the inventory to list price and an additional write-down of short-dated inventory to net realizable value. The gross loss was primarily due to write-downs of commercial inventory that were still on the balance sheet at September 30, 2024.

Revenue for the nine months ended September 30, 2023 totaled $1,198, which was offset by cost of revenues of $13,416. We expect to continue to generate negative gross margins on Gen 1 Mydcombi sales during the early stage of commercialization of this product and may experience negative overall gross margins until the commercialization of other products that may generate positive gross margins.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2024 totaled $12.5 million, an increase of $3.6 million, or 40%, compared to $8.9 million recorded for the nine months ended September 30, 2023. Research and development expenses consisted of the following:

	For the Nine Months Ended September 30,
	2024	2023
Personnel-related expenses	$5,523,650	$5,078,228
Direct clinical and non-clinical expenses	2,641,136	547,697
Supplies and materials	1,812,674	1,197,692
Depreciation expense	914,172	537,528
Facilities expenses	652,531	828,111
Non-cash stock-based compensation expenses	618,516	647,058
Other expenses	338,034	74,810
Total research and development expenses	$12,500,713	$8,911,124

The increase in direct clinical and non-clinical expenses was primarily due to increased clinical regulatory expenses incurred in connection with the reacquisition of the Bausch + Lomb license and Mydcombi stability testing. The increase in supplies and materials expense was primarily due to the expensing of Gen-1 MicroPine clinical product and materials that will now be used in Eyenovia-led clinical trials rather than being sold to Bausch + Lomb as a result of the reacquisition of the Bausch Licensed Product; drug formulation engineering batches related to Gen 2.0 specific formulations and future Mydcombi production. The increase in personnel-related expenses was primarily due to new staff additions made to support commercialization during the last two quarters of 2023 and the first quarter of 2024. The increase in depreciation expense was primarily due to increased equipment purchases and equipment placed in service during the last two quarters of 2023 and the first and second quarters of 2024. The increase in other expenses was primarily due to increased IT expenses related to CHAPERONE data tracking and cybersecurity. The decrease in facilities expenses was due to costs incurred in 2023 related to getting the new Reno facility online that were not incurred in 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2024 totaled $11.1 million, an increase of $2.1 million, or 23%, compared to $9.0 million recorded for the nine months ended September 30, 2023. Selling, general and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2024	2023
Salaries and benefits	$4,594,448	$2,960,978
Professional fees	2,248,900	2,108,656
Non-cash stock based compensation	921,770	1,278,607
Sales and marketing	618,946	588,051
Insurance expense	642,499	708,639
Travel, lodging and meals	399,142	179,615
Facilities expense	376,127	359,057
FDA PDUFA fees	361,091	—
Investor relations	347,148	309,106
Director fees and expense	311,250	300,625
Other expenses	303,794	223,216
Total selling, general and administrative expenses	$11,125,115	$9,016,550

The increase in personnel-related expenses was mainly due to new staff additions related to commercialization efforts made during the last two quarters of 2023 and throughout fiscal year 2024. The increase in regulatory expenses was primarily due to the FDA Prescription Drug User Fee Act (“PDUFA”) fees for Mydcombi. The decrease in non-cash stock-based compensation expenses was primarily due to the ending of the amortization period for older equity grants. The increase in travel, lodging and meals was primarily due to increased travel by the sales team to promote Mydcombi. The increase in professional fees was primarily due to the short-term need for temporary staff while in the process of hiring permanent employees. The increase in sales and marketing expenses was primarily due to samples initiatives for the Clobetasol launch in 2024. The increase in other expenses was primarily due to software licensing and public filing fees.

Reacquisition of License Rights

Reacquisition of license rights for the nine months ended September 30, 2024 totaled $4.9 million, compared to no expense for the nine months ended September 30, 2023. The $4.9 million is comprised of the aggregate $5.0 million of payments ($2.0 million of cash and $3.0 million settled in common stock) to Bausch + Lomb in connection with the reacquisition of the Bausch Licensed Product (which we are recording as an operating expense), partially offset by $0.1 million related to the repurchase of equipment.

Total Other Expense

Total other expense for the nine months ended September 30, 2024 was approximately $0.6 million, a decrease of $0.8 million, compared to $1.4 million for the nine months ended September 30, 2023. Total other expense for the nine months ended September 30, 2024 primarily consisted of approximately $2.0 million of interest expense related to the Avenue loan partially offset by $1.2 million of changes in fair value of equity consideration (the equity payable for the Bausch + Lomb and Formosa transactions) and $0.2 million of interest income, primarily from Treasury bills.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2024	2023
Cash and Cash Equivalents	$7,188,129	$14,849,057

Working (Deficit) Capital	$(4,093,399)	$11,176,336

Notes Payable (Gross)	$12,368,804	$15,637,500

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds from equity and debt financings.

Our net losses were $29.9 million and $19.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of approximately $175.4 million. As of September 30, 2024, we had a cash and cash equivalents balance of $7.2 million, a working capital deficit of $4.1 million and stockholders’ equity of $3.7 million. As of September 30, 2024 and December 31, 2023, we had $12.4 million and $15.6 million, respectively, of gross debt outstanding.

These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q were issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to raise additional capital through the sale of equity or debt securities to support our future operations and the potential for entering into collaborations with other companies to enhance or complement our product and service offerings, and to enable us to make principal and interest payments on our debt obligations in the near term, which will be necessary to avoid a default on such obligations. Our operating needs also include the planned costs to operate our business, including amounts required to fund research and development activities including clinical studies, working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to further improve the marketability of our product and service offerings. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives and take additional measures to reduce selling, general and administrative costs in order to conserve our cash.

During the nine months ended September 30, 2024 and 2023, our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $24.0 million, which includes cash used to fund a net loss of $29.9 million, reduced by $5.8 million of net non-cash expenses, plus $0.1 million of net cash generated from changes in the levels of operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2023 was $17.5 million, which includes cash used to fund a net loss of $19.3 million, reduced by $3.7 million of non-cash expenses, plus $2.0 million of cash used to fund changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $0.2 million, which was primarily related to the purchase of property and equipment. Cash used in investing activities for the nine months ended September 30, 2023 was $3.8 million, which was related to $2.7 million for purchases of property and equipment and a $1.1 million cash investment in an intangible asset.

Net cash provided by financing activities for the nine months ended September 30, 2024 totaled approximately $16.5 million, which was primarily attributable to $14.2 million of net proceeds from the sale of common stock and warrants in offerings and, $6.0 million of net proceeds from the sale of common stock in our “at-the-market” offering pursuant to the Sales Agreement with Leerink Partners, partially offset by $3.8 million from the repayment of notes payable. Net cash provided by financing activities for the nine months ended September 30, 2023 totaled $19.2 million, which was attributable to $10.9 million of net proceeds received from a registered direct offering, $4.0 million of net proceeds from an at-the-market offering and $4.9 million of net proceeds from the additional tranche under the Loan and Security Agreement. This was slightly offset by the repayment of $0.6 million of notes payable in connection with the D&O Loan.

Contractual Obligations and Commitments

During the next twelve months, we have commitments to pay (a) $5.7 million to settle our September 30, 2024 accounts payable, accrued expenses and other current liabilities, (b) $0.6 million relating to our non-cancelable operating lease commitments, and (c) $10.1 million of gross payments due under our notes payable, convertible notes payable (if not previously converted).

After the next twelve months we have commitments to pay (a) an additional $0.3 million related to our accrued expenses and other non-current liabilities, (b) $0.8 million relating to our non-cancelable operating lease commitments, and (c) $2.3 million of gross payments due in connection with notes payable and convertible notes payable (if not previously converted).

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2024, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the nine months ended September 30, 2024, none of our directors or officers, or the Company, adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022
3.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024
4.1	Form of Warrant	8-K	001-38365	4.1	July 1, 2024
4.2	Form of Warrant 8 - K 001 - 38365 4.1 September 30, 2024
4.3	Form of Pre-Funded Warrant 8 - K 001 - 38365 4.2 September 30, 2024
10.1	Form of Securities Purchase Agreement, dated June 27, 2024	8-K	001-38365	10.1	July 1, 2024
10.2	Warrant Amendment Agreement, dated June 27, 2024	8-K	001-38365	10.2	July 1, 2024
10.3	Warrant Amendment Agreement, dated June 28, 2024	8-K	001-38365	10.3	July 1, 2024
10.4	Form of Securities Purchase Agreement, dated August 21, 2024	8-K	001-38365	10.1	August 22, 2024
10.5	Executive Employment Agreement by and between Eyenovia, Inc. and Andrew D. Jones, dated as of August 30, 2024	8-K	001-38365	10.1	September 3, 2024
10.6	Form of Securities Purchase Agreement, dated September 26, 2024.	8-K	001-38365	10.1	September 30, 2024
10.7	Form of Eyenovia, Inc. Inducement Stock Option Award Agreement	—	—	—	Filed herewith
10.8	Form of Indemnification and Advancement Agreement	—	—	—	Filed herewith
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
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

EYENOVIA, INC.

Date: November 12, 2024	By:	/s/ Andrew Jones
Andrew Jones
Chief Financial Officer (Principal Financial Officer)