Form 10-K
period 2024-12-31
EYENOVIA, INC.
filed 2025-04-15
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

COMMISSION FILE NUMBER: 001-38365

EYENOVIA, INC.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	47-1178401
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23461 South Point Drive, Suite 390 Laguna Hills, CA	92653
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 393-6684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	EYEN	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2024 (based on the closing price of $47.52 on June 30, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter, as adjusted for the 1-for-80 reverse stock split of the registrant’s common stock effected on January 31, 2025), was approximately $32.5 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 2,830,546 as of April 11, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III hereof will be filed either as part of the registrant’s proxy statement for its 2025 Annual Meeting of Stockholders or an amendment to this Form 10-K, and such information is incorporated by reference herein.

Eyenovia, Inc.

Form 10-K

For Year Ended December 31, 2024

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include our need to raise additional money to fund our operations for the next twelve months as a going concern; our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; the outcome of the process to explore strategic alternatives to maximize shareholder value; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our products and platform technology; estimates regarding the potential market opportunity for our products and platform technology; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Summary Risk Factors” described below and “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other U.S. Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Risks Related to Our Financial Position and Need for Additional Capital

●	We will need to raise additional capital to remain a going concern, which may not be available on acceptable terms, or at all.
●	Our ongoing exploration of alternative strategic paths may not result in entering into or completing transactions when necessary, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.
●	Delisting of our common stock from Nasdaq could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may materially and adversely impact our ability to consummate certain strategic transactions.
●	We have entered into a loan modification agreement with Avenue and, based on our lack of financial liquidity, we cannot guarantee that we will be able to comply with the terms of this agreement, or continue obtaining forbearance if needed.
●	We have incurred operating losses since our inception. We expect to continue to incur losses for the foreseeable future and might never achieve or maintain profitability.

Risks Related to the Proposed Combination between Eyenovia and Betaliq

●	The proposed business combination may not be consummated on the terms described in the non-binding Letter of Intent (as defined herein) or at all.
●	Failure to enter into a definitive business combination agreement or consummate the proposed business combination could negatively affect Eyenovia’s business, future business and financial results.
●	Eyenovia and Betaliq, Inc. (“Betaliq”) will be subject to various uncertainties while the proposed business combination is pending that could adversely affect the anticipated benefits of the business combination.
●	Eyenovia expects to incur substantial transaction costs in connection with the proposed business combination.

Risks Related to Regulatory Approval of Our Products and Other Legal Compliance Matters

●	We are subject to ongoing regulatory obligations and continued regulatory review of our products, which may result in significant additional expense. Additionally, our products could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

Risks Related to Our Business Operations and Managing Growth

●	We are highly dependent on the services of our senior management team, including our Chief Executive Officer, and if we are not able to retain these members of our management team or recruit and retain additional management, clinical, scientific and sales personnel, our business will be harmed.
●	We have limited corporate infrastructure.

Risks Related to Our Dependence on Third Parties

●	We may encounter delays in the manufacturing of the second generation Optejet device, including as a result of our reliance on third parties for manufacturing activities, and this may cause delays in the commercialization of our products. Any such delays would increase the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization efforts.
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

Item 1.   Business.

Corporate Information

We were organized as a corporation under the laws of the State of Florida on March 12, 2014 under the name “PGP Holdings V, Inc.” On May 5, 2014, we changed our name to Eyenovia, Inc. On October 6, 2014, we reincorporated in the State of Delaware by merging into Eyenovia, Inc., a Delaware corporation. Our principal executive office is located at 23461 South Pointe Drive, Suite 390, Laguna Hills, CA 92653, and our phone number is (833) 393-6684. Our website is www.eyenovia.com. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.

Overview

We are an ophthalmic technology company developing our proprietary Optejet® topical ophthalmic medication dispensing platform. In November 2024, we received a negative clinical trial result in the development of our development-stage drug-device combination product, MicroPine. As a result, we restructured our company to minimize expenses and engaged an investment bank to explore strategic options in order to maximize shareholder value. We have paused the national sales roll-out of our products clobetasol propionate and Mydcombi® until additional funding is obtained. At the same time, we accelerated our development efforts relating to the Optejet in order to potentially increase the value of that asset in any strategic transaction or capital raising activities.

The ergonomic and functional design of the Optejet allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle to administer medications. Drug is delivered in a microscopic array of droplets that is both comfortable and matches the amount of fluid that the front of the eye can hold. The precise delivery of a low-volume columnar spray by the Optejet device helps ensure instillation success while minimizing contamination risk with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of approximately 50%.

A more physiologically appropriate volume of medication in the range of seven to ten microliters is delivered by the Optejet, which is approximately one-fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. Lower volume of medication exposes the ocular surface to less active ingredients and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drug to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye.

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

MicroLine is our investigational pharmacologic treatment for presbyopia, a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. We have completed two Phase III studies using our Optejet device. In these studies, patients reported high satisfaction with using the device, and a strong preference over using an eye dropper bottle. Since completing these studies, the market opportunity has markedly deteriorated, and we have chosen to put this program on hold and reallocate our resources towards larger opportunities. When and if the market improves, we have kept open the option to continue development of MicroLine, which would include a meeting with the U.S. Food and Drug Administration (the “FDA”) to review our clinical data to date.

Our first product using the Optejet technology, Mydcombi®, is the only FDA-approved fixed combination of the two leading mydriatic agents, tropicamide and phenylephrine, in the United States. As an ophthalmic spray delivered with Optejet technology, Mydcombi may present a number of benefits for ophthalmic surgical centers, optometric and ophthalmic offices and patients. Those benefits may include improved cost-effectiveness in centers that employ single-use bottles for mydriasis, more efficient use of office time and resources, and an overall improved doctor-patient experience.

The first commercial sale of Mydcombi occurred on August 3, 2023 as part of a targeted launch, and we expanded our launch with the hiring and onboarding of ten sales representatives through December 31, 2024. On July 24, 2024, we received written comments from the FDA providing direction for the design of a clinical bridging study to transition Mydcombi into our new Gen-2 Optejet device, which has a significantly lower cost to manufacture than the currently approved product.

On August 10, 2020, we entered into a license agreement with Arctic Vision (as amended on September 14, 2021, the “Arctic Vision License Agreement”) pursuant to which Arctic Vision may develop and commercialize MicroPine (Eyenovia’s proprietary drug-device combination of low-dose atropine and the Optejet platform), MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”).

On October 9, 2020, we entered into a license agreement (the “Bausch License Agreement”) with Bausch + Lomb (“B+L”), pursuant to which B+L had the rights to develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we were eligible to receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. B+L also agreed to pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, B+L assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study, which was a Phase III efficacy and safety trial of MicroPine.

On January 12, 2024, we entered into a subsequent agreement with B+L to repatriate our rights to MicroPine and take control of the CHAPERONE study. In this agreement, we agreed to pay B+L $2 million in cash and an additional $3 million in common stock upon successful transfer of the regulatory documents and study elements to Eyenovia. We also agreed to pay B+L a 2% royalty on net sales once MicroPine is commercialized in the United States, assuming receipt of regulatory approvals. We believed that this revised arrangement was in our and our shareholders’ best interests, as it could have substantially increased the value of the asset through potential improvements in the conduct of the study, including a planned interim analysis of the data in late 2024.

On September 26, 2024, we announced the U.S. launch and commercial availability of clobetasol propionate ophthalmic suspension 0.05%.

On November 15, 2024, we announced the outcome of an independent review of the clinical results of the three-year efficacy and safety data from the MicroPine Phase III CHAPERONE study conducted by a Data Monitoring Committee (“DMC”). The DMC, made up of independent ophthalmologists and optometrists who specialize in pediatric myopia as well as a statistician, reviewed the safety and efficacy data from all evaluable patients. After the completion of three-year therapy for myopia with MicroPine, statistical superiority was not observed and was deemed unlikely to occur in at least one of the active dose arms compared with placebo, which was the primary efficacy endpoint of the trial. There were no safety issues or serious adverse events identified. As a result of this finding, we closed out the CHAPERONE study and put the project on hold in December 2024.

In light of the results from the CHAPERONE study, the Company is considering a variety of steps to maximize value to all stakeholders, to reduce expenses and to evaluate its strategic options, which may include a business combination, reverse merger, asset sales or a combination of those alternatives. Further information will be made available once the evaluation of strategic options has been completed. The Company implemented a reduction in force affecting approximately 75% of its workforce. The estimated total cost of severance-related expenses relating to this reduction in force is $0.3 million. The remaining staff will be focused on Optejet® Gen-2 development, our dry eye collaborations and clobetasol propionate commercialization.

We successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, as well as the construction of our new manufacturing facility in Reno, Nevada and the construction of our own fill and finish facility in Redwood City, California. The FDA approved the use of both Coastline International and our Redwood City facility for the production of Mydcombi cartridges, and the use of our Reno facility for the production of technical elements such as the base unit for the Optejet device. As part of the Company’s steps to maximize value to all stakeholders, to reduce expenses and to evaluate its strategic options, we made the decision to phase out the production and sale of Mydcombi in the GEN-1 device. As a result, we have phased out the manufacturing line at Coastline International, Inc. located in Tijuana, Mexico, and are also modifying the use of our manufacturing facility in Reno, Nevada and our fill and finish facility in Redwood City, California to focus on Optejet® Gen-2 development, our dry eye collaborations and clobetasol propionate commercialization.

In addition to our own development programs, on August 15, 2023, we entered into a license agreement with Formosa Pharmaceuticals, Inc. (“Formosa”), whereby we acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension 0.05% (the “Formosa Licensed Product”), which was approved by the FDA, for post-operative inflammation and pain after ocular surgery, on March 4, 2024. The Formosa License will remain in effect for ten years from the date of the first commercial sale of a Formosa Licensed Product, unless earlier terminated.

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

On August 7, 2024, we entered into a non-binding collaboration agreement with Formosa under which the companies intend to work to develop EYEN-530, a combination of Formosa’s clobetasol propionate ophthalmic solution with our Optejet dispensing technology, as a potential treatment for acute dry eye flare-ups.

On November 22, 2024, we entered into the First Amendment (the “First Amendment”) to the Supplement to that certain Loan and Security Agreement, dated November 22, 2022 (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent, Avenue Venture Opportunities Fund, L.P., as a lender and Avenue Venture Opportunities Fund II, L.P., as a lender (together, “Avenue”). Pursuant to the First Amendment, Avenue agreed to defer principal and interest payments on amounts outstanding under the Loan and Security Agreement until the end of February 2025. On February 21, 2025, we entered into the Second Amendment (the “Second Amendment”) to the Supplement to the Loan and Security Agreement with Avenue. Pursuant to the Second Amendment, Avenue agreed to defer principal and interest payments on amounts outstanding until the end of September 2025. Deferred interest will accrue on the outstanding principal amount at the interest rate (as defined in the Second Amendment).

On December 12, 2024, we announced the engagement of Chardan Capital Markets, LLC (“Chardan”), an investment bank, as the Company’s financial advisor in connection with its evaluation of strategic alternatives. With assistance from Chardan, the Company will continue to assess a full range of strategic alternatives, including but not limited to, a business combination, sale of the Company, reverse merger, asset sale, or a combination of alternatives, while also carefully managing its expenses. As part of restructuring to minimize expenses during this process, the Company temporarily halted sales and promotion activities and focused its development efforts on completing the verification and validation studies required for regulatory approval of the Optejet UFD. This device is designed for users to fill with preserved artificial tears or contact lens rewetting solutions at home, providing greater flexibility while leveraging Optejet’s advanced delivery system. As of March 2025, Eyenovia is progressing with its development of the Optejet UFD, aiming for a 510K submission in the United States in the fourth quarter of 2025.

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

On February 25, 2025, we received notice from the Staff of Nasdaq providing notification that the Company had regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Listing Rule 5550(a)(2). Previously, Nasdaq had notified us on September 18, 2024 that, for the preceding 30 consecutive business days, the closing bid price of our common stock had been below the minimum requirement of $1.00 per share. The notification letter stated that we would be provided 180 calendar days to regain compliance. In order to regain compliance, the closing bid price of our common stock had to be at least $1.00 for a minimum of 10 consecutive business days at any time before March 17, 2025. On January 31, 2025, the Company effected a reverse stock split of its common stock at a ratio of 1-for-80 (the “Reverse Split”). Upon the effectiveness of the Reverse Split, every 80 issued shares of common stock were reclassified and combined into one share of common stock and the corresponding price per share increased by a multiple of 80. Subsequently, the Staff determined that, from February 3 to February 14, 2025, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, the Company had regained compliance with Listing Rule 5550(a)(2).

Recent Development

On March 18, 2025 we entered into a non-binding letter of intent (the “Letter of Intent”) with Betaliq, a Delaware corporation, relating to a proposed business combination between Eyenovia and Betaliq. Betaliq is a clinical stage pharmaceutical company with a therapeutic focus on Glaucoma, founded in 2018 through a collaboration with Novaliq GmbH.The parties currently contemplate a reverse merger structure, pursuant to which (i) a newly-formed, wholly-owned subsidiary of Eyenovia would merge with and into Betaliq, with Betaliq as the surviving corporation and a wholly-owned subsidiary of Eyenovia, and (ii) Betaliq would then immediately merge with and into a second newly-formed wholly-owned subsidiary of Eyenovia (the “Second Merger Sub”), with the Second Merger Sub as the surviving corporation. In connection with the closing of the transaction, Eyenovia expects to change its name to “Betaliq, Inc.” or such other name as determined by Betaliq and change its trading symbol as determined by Betaliq.

As contemplated by the Letter of Intent, Betaliq stockholders would receive (a) shares of Eyenovia common stock (“Eyenovia Common Stock”) and (b) securities convertible into Eyenovia Common Stock in exchange for their shares of Betaliq capital stock (“Betaliq Capital Stock”) based on the Exchange Ratio (defined below). Outstanding equity awards, convertible notes, warrants, and any other equity interests or instruments convertible into Betaliq Capital Stock (“Betaliq Stock Rights”) would be assumed by Eyenovia and become the equity awards, convertible notes, warrants, and any other equity interests or instruments convertible into equity interests of Eyenovia, as applicable, based on the Exchange Ratio in a manner mutually agreeable to Betaliq and Eyenovia.

As contemplated by the Letter of Intent, the conversion of the Betaliq Capital Stock and Betaliq Stock Rights would be effected pursuant to an exchange ratio (the “Exchange Ratio”) intended to result in the following approximate aggregate post-closing percentage ownership: (i) the equity holders of Betaliq immediately prior to the closing (including all Betaliq Stock Rights) would own approximately 83.7% of the equity of the combined company on a fully diluted basis, and (ii) the equity holders of Eyenovia immediately prior to the closing (including outstanding equity awards, convertible notes, warrants, and any other securities or instruments convertible into or exercisable for equity interests of Eyenovia) would own approximately 16.3% of the equity of the combined company on a fully diluted basis. These ownership percentages assume a valuation of approximately $77 million for Betaliq and approximately $15 million for Eyenovia, Eyenovia “net cash” (which will include, among other things, unrestricted current assets in the form of cash and cash equivalents as of the closing minus current liabilities and all expenses related to the proposed transaction as of the closing) of zero at closing, and the inclusion of Optejet and related Eyenovia assets, and are subject to adjustment as described in the Letter of Intent.

Following the closing of the business combination, the combined company’s board of directors will be comprised of members to be mutually agreed upon by the parties. Assuming signing and closing of the definitive agreement occurs, stockholder approval of the issuance of Eyenovia securities in excess of limits imposed by Nasdaq listing rules to the former Betaliq stockholders will be sought at a meeting to take place following the closing.

The parties intend to negotiate a definitive business combination agreement consistent with the provisions of the Letter of Intent as well as other terms and conditions typical for transactions of this nature. During the binding exclusivity period set forth in the Letter of Intent, which ends on May 16, 2025 but is subject to extension, the parties have agreed not to solicit or encourage submission of, or participate in discussions or enter into any agreement regarding any other acquisition proposal.

Our Strategy

We are currently exploring strategic business options intended to maximize shareholder value including, if possible, continued commercialization of Mydcombi and clobetasol propionate and completing the development of our Optejet device. Our goal is to become a leading developer and licensor of the Optejet in multiple formats; beginning with the UFD, then adding device-drug combinations and a digital health platform for improved patient care outcomes. These unique products would be commercialized internally and/or with licensees and development partners globally. The key elements of our strategy to achieve this goal are:

Obtain clearance from the U.S. FDA on the Optejet® UFD through the 510K pathway. We are focused on submitting the Optejet for use with artificial tears and contact lens rewetting solutions as a device to the FDA. Successful clearance from the FDA would then establish the existing device for later drug-device submissions through the 505(b)(2) registration pathway, which may reduce development risk compared to new molecular entity programs by working with known compounds with well-established safety and efficacy profiles.

Through partnerships and licensings agreements, establish a portfolio of first-in-class piezo-print micro-therapeutic products for multiple eye treatments through the 505(b)(2) pathway with the FDA. We are focused on integrating our next-generation technology with therapeutic compounds already well established in the topical treatment of ophthalmic indications. We believe that the 505(b)(2) registration pathway, which may reduce development risk compared to new molecular entity programs by working with known compounds with well-established safety and efficacy profiles, will be available for our development pipeline. We believe a pipeline of patented micro-therapeutic product candidates would be highly differentiated by our improved tolerability and enhanced compliance profile and that our late-stage development programs could lead to additional NDA submissions in novel indications where the products can have unique dosing and therapeutic profiles. We believe that this could lead to favorable pricing and a reduced risk of generic competition.

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

Leverage our Optecare ™ technology to introduce and develop patient-specific compliance and treatment adherence enhancement programs. The Optejet’s mobile e-health technology, Optecare, is designed to track when a patient administers treatments, allowing physicians to monitor patient compliance more accurately. We believe this could enhance patient compliance and improve compliance monitoring by empowering patients and physicians with access to dynamic, real-time monitoring and compliance data for a more intelligent, informed and personalized therapeutic paradigm.

Develop next-generation targeted microdose treatments for other ophthalmic diseases in collaboration with third parties. The Optejet also may be suitable for new molecular entities and applications. Leveraging our existing platform technology, we plan to continue developing, either independently or through strategic relationships with third parties, other product candidates for various eye diseases that can be administered using the Optejet and additional applications for the Optejet.

Limitations of Conventional Eye Therapies

Our microdosing platform technology aims to address the following issues associated with conventional eye drop-based therapies:

Dosing and ease of administration

Multiple third-party studies have confirmed challenges with administering conventional eye drops, which include overdosing, poor compliance, imprecise dosing, variability in drop size, and difficulty with self-administration. One study in patients who were experienced in using eye drops and undergoing treatment for glaucoma for at least six months documented that nine out of ten patients were unable to administer treatment correctly at the end of the six-month study. Patients on average administered almost twice the necessary number of drops with a mean number of drops instilled at 1.8 (+/- 1.2) and one patient administered up to eight drops at one time. In addition, approximately 75% of patients risked bottle contamination or potential ocular trauma by having the eye drop container touch their eyes. Another larger study in 139 patients demonstrated that the proportion of patients able to correctly administer their eye drops was only 22%–30%. Similarly, other studies have demonstrated that the vast majority of patients either overdose or do not administer the required therapy to the eye correctly, which may lead to additional side effects or lack of efficacy.

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

Our Solution: The Optejet

Optejet Base and Cartridge	In Use

The Optejet dispenser delivers doses of approximately 7-9 µL, directly coating the corneal surface where 80% of intraocular drug penetration occurs. We believe that microdosing may reduce drug and toxic preservative exposure by more than 75%, thus reducing ocular irritation, and resulting in potentially gentler treatments without compromising the desired clinical effect.

We believe that we are the only company with an FDA-approved product that uses a targeted, metered microdosed spray of ophthalmic topical therapy. The Optejet is based on microdose array print, or MAP, technology, which is also used for pixel-sharp high-precision inkjet printing. The technology is optimized for and applied in ophthalmic delivery to achieve microdosing that can be many times more precise than conventional eye droppers. In addition, our smart, electronic system provides the capability to track when patients administer their medications and deliver this information to patients and physicians via Bluetooth connectivity. Thus, physicians can make decisions regarding therapeutic regimens with knowledge of patient compliance.

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

Shown below is mean pupil diameter change from baseline for the 24 eyes studied. The asterisk at t=75 min indicates EYN was observed to be statistically better than PE 2.5% (p=0.009).

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

On May 5, 2023, we received notification from the FDA of the approval of Mydcombi (tropicamide and phenylephrine metered ophthalmic spray) for diagnostic pupil dilation. The approved label for the product was advantageous compared with eye drop formulations, with adverse events being infrequent and mild and the incidence of stinging at less than 1% in clinical studies.

Our Products and Product Candidate

Eyenovia currently owns or licenses two FDA-approved products, Mydcombi and clobetasol propionate.

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

Mydcombi (TR-PH) was statistically and clinically superior to its components (TR – tropicamide, PH – phenylephrine) as well as placebo at all timepoints post-dosing. By 20 minutes post-dosing, the mean pupil dilation was above 6mm, more than sufficient for a thorough clinical examination.

All adverse events were transient and mild and occurred in fewer than 2% of patients.

Clobetasol Propionate

We have licensed this topical ocular steroid from Formosa and will have commercial rights to this product within the United States. The product was approved by the FDA on March 4, 2024. This unique post-ocular surgery steroid is the first product developed using Formosa’s proprietary APNT nanoparticle formulation platform, which reduces an active pharmaceutical ingredient’s particle size with high uniformity and purity, thereby allowing penetration to relevant compartments in the eye, and ultimately enhancing bioavailability.

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

MicroLine

MicroLine is our investigational proprietary microdosed version of pilocarpine, a well-understood ophthalmic medication that can dose-dependently induce miosis, or a contraction of the pupil. It is a direct acting cholinergic parasympathomimetic agent that stimulates muscarinic acetylcholine receptors present on smooth muscles, including those in the iris and ciliary body. As a result, pilocarpine causes contraction of the iris sphincter muscle, which causes miosis.

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

For many people, presbyopia is among the first overt signs of aging. There are psychological factors accompanying the use of spectacles and bifocals for the first time, as well as situational inconvenience for either not being able to see well or having to use a vision aiding device. We believe MicroLine may have the potential to be a pharmaceutical option for improving near vision that can work as a companion to spectacles, for when patients wish not to use their reading glasses. Our market research indicates the highest interest in the product concept among people aged 40 to 55 years who otherwise have normal vision and household income in the top half of the country, representing a potential market of approximately 18 million people.

Phase III Clinical Development Programs

We have completed two Phase III studies using our Optejet device. Our initial Phase III study, VISION-1, showed that pilocarpine 2% provided a statistically superior improvement in functional near vision and an acceptable safety profile in presbyopic subjects with baseline distance-corrected near visual acuity better than 20/80. Our second Phase III study, VISION-2 evaluated the safety, tolerability, and efficacy of Optejet-administered microdosing of pilocarpine 2% as an ophthalmic spray versus placebo.

Since completing these studies, the market opportunity has markedly deteriorated, and we have chosen to put this program on hold and reallocate our resources towards larger opportunities. When and if the market improves, we have kept open the option to continue development of MicroLine, which would include a meeting with the FDA to review our clinical data to date.

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

Manufacturing

For clinical supply, Eyenovia relies on internal manufacturing capabilities along with third-party contract manufacturing organizations (CMOs) to produce the Optejet® cartridges and bases. In order to streamline our manufacturing process and reduce costs, Eyenovia has invested in two of its own facilities, one in Redwood City, CA that is FDA-approved for Mydcombi cartridge production, and one in Reno, NV that is FDA-approved for ejector and base unit manufacturing. We also use a CMO, Coastline International in Mexico, for production of certain subassemblies as well as a CMO for the production of our drug substances. We are currently developing and manufacturing the second generation of our device, and on July 24, 2024, we received written comments from the FDA broadly outlining the design of a clinical bridging study to transition Mydcombi into our new Gen-2 Optejet device. Assuming we come to an agreement with the FDA to demonstrate comparability between the two devices, this should provide a two-year path for Eyenovia to introduce the second generation platform.

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

Patents

As of December 31, 2024, we owned twenty-two U.S. issued and allowed utility patents or design patents, and nine pending U.S. patent applications, as well as 101 issued foreign patents, and 23 pending foreign patent applications.

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

Trademarks

Our product candidates are marketed under trademarks and service marks that are owned by us. The following words are trademarks in our Company’s trademark portfolio and are the subject of either registration, or application for registration, in the United States: APERSURETM, EYENOVIA®, OPTEJET®, EYELATOVATM, EYETANOTM and MYDCOMBITM.

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

Human Capital Resources

As of March 15, 2025, we had 14 total employees. Thirteen are full-time employees and one is part-time. We also engage various consultants and contractors.

We consider our relations with our employees to be good. To successfully develop our product candidates, we must be able to attract and retain highly skilled personnel. We continually evaluate the business need and opportunity and balance in-house expertise and capacity with outsourced expertise and capacity.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Biotechnology and pharmaceutical companies both large and small compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants, we offer a total rewards package potentially consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

Much of our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Information About Our Directors and Executive Officers

Name	Position
Charles Mather IV	Chairman and Director of Eyenovia
Tsontcho Ianchulev, M.D., M.P.H.	Director of Eyenovia
Michael Geltzeiler	Director of Eyenovia
Rachel Jacobson	Director of Eyenovia
Ram Palanki, Pharm.D.	Director of Eyenovia and Executive Vice President of Commercial Strategy & Operations at REGENXBIO Inc.
Ellen Strahlman, M.D., MHSc	Director of Eyenovia
Michael Rowe	Chief Executive Officer, Principal Financial Officer and Director of Eyenovia
Bren Kern	Chief Operating Officer

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

RISKS RELATED TO OUR FINANCIAL POSITION AND NEED FOR ADDITIONAL CAPITAL

We will need to raise additional capital to remain a going concern, which may not be available on acceptable terms, or at all.

We require significant capital resources in order to continue to operate our business and conduct our exploration of strategic alternatives, and our limited liquidity could materially and adversely affect our business operations. As of December 31, 2024, we had cash and cash equivalents of $2.1 million. As of March 15, 2025, we owed $10.2 million in principal and accrued interest under the Loan and Security Agreement. As of December 31, 2024, we had an accumulated deficit of approximately $195.3 million. We expect to continue to incur cash outflows from operations for the near future. These circumstances raise substantial doubt about our ability to continue as a going concern for at least one year from the date this Form 10-K was filed, and our independent registered public accounting firm included a “going concern” explanatory paragraph in its report on our financial statements for the year ended December 31, 2024, indicating that, without additional sources of funding, our cash at December 31, 2024 is not sufficient for us to operate as a going concern for a period of at least one year from the date that the financial statements included in this Annual Report on Form 10-K are issued. Management’s plans concerning these matters, including our need to raise additional capital, are described in Note 2 - Summary of

Significant Accounting Policies - Liquidity and Going Concern of our financial statements included within this Annual Report on Form 10-K.

Implementation of our plans and our ability to continue as a going concern will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies. Also, it is very difficult to project our current monthly cash burn rate given the transitional status of the Company and this estimate may prove inaccurate and we may expend our limited resources sooner. The additional capital we require in order to remain a going concern may not be available on reasonable terms, if at all, due to a variety of factors, including uncertainty about the future direction of the Company, as well as broader conditions in the economy and capital markets, including recent volatility caused by inflation, questions about bank stability and other factors. If we are unsuccessful in our operations to secure additional financing, or if any such incremental financing is not sufficient to fund our operations, we may be required to take additional measures to reduce costs in order to conserve our cash, pursue strategic transactions or file for bankruptcy. If we cannot continue as a viable entity, our stockholders would likely lose most or all of their investment in us.

Our ongoing exploration of alternative strategic paths may not result in entering into or completing transactions when necessary, and the process of reviewing alternative strategic paths or their conclusion could adversely affect our stock price.

We continue to evaluate strategic paths to provide the resources necessary to commercialize Mydcombi and maximize stockholder value. Potential strategic paths may include partnerships, joint ventures, mergers, acquisitions or licensing transactions, a combination of these, or other strategic transactions. There can be no assurance, however, that our evaluation will result in transactions or other alternatives, even when deemed necessary. There is no set timetable for our strategic process and we do not intend to provide updates unless or until the Board of Directors approves a specific action or otherwise determines that disclosure is appropriate or necessary.

Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us, obtaining stockholder approval, where necessary, and the availability of financing to third parties in a potential transaction with us on reasonable terms. The process of reviewing alternative strategic paths may be time consuming and may involve the dedication of significant resources and may require us to incur significant costs and expenses. It could negatively impact our ability to attract, retain and motivate employees, and expose us to potential litigation in connection with this process or any resulting transaction. If we are unable to effectively manage the process, our financial condition and results of operations could be adversely affected. In addition, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of our Company could cause our stock price to fluctuate significantly. Further, any alternative strategic paths that may be pursued and completed ultimately may not deliver the anticipated benefits or enhance stockholder value. There can be no guarantee that the process of evaluating alternative strategic paths will result in our Company entering into or completing potential transactions within the anticipated timing or at all.

Delisting could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may materially and adversely impact our ability to consummate certain strategic transactions.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. On September 18, 2024, we were notified by The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5550(a)(2), or the (“Minimum Bid Price Rule”), for continued listing on the Nasdaq Capital Market because the minimum bid price of our listed securities for 30 consecutive business days had been less than $1 per share.

On December 12, 2024, we received a letter from Nasdaq notifying us that, because the closing bid price for our common stock was below $0.10 per share for 10 consecutive trading days, we were in breach of Listing Rule 5810(c)(3)(A)(iii). On January 31, 2025, we executed an 80-for-1 reverse stock split, following which we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Rule.

Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Minimum Bid Price Rule and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination. Therefore, if we were to fall out of compliance with the Minimum Bid Price requirement prior to January 31, 2026, we would not be able to effect a reverse stock split and would immediately be issued a delisting determination.

If our common stock is delisted by Nasdaq, it could lead to a number of negative implications, including an adverse effect on the price of our common stock, deterring broker-dealers from making a market in or otherwise seeking or generating interest in our common stock, increased volatility in our common stock, reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing. Delisting could also cause a loss of confidence of our customers, collaborators, vendors, suppliers and employees, which could harm our business and future prospects.

If our common stock is delisted by Nasdaq, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. If our common stock is delisted from Nasdaq, trading in our securities may be subject to the SEC’s “penny stock” rules. These “penny stock” rules will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. Furthermore, if our common stock is delisted, we would expect it to have an adverse impact on our ability to consummate certain strategic alternatives.

Further, if our common stock is delisted, we would incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our investors’ ownership interest will be diluted. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to obtain funding on a timely basis, we may be required to significantly curtail or delay manufacturing and commercialization plans, which would adversely impact potential revenues, results of operations and our financial condition.

If we raise additional capital through future collaborations, strategic alliances or third-party licensing arrangements, we may have to relinquish valuable rights to our intellectual property, future revenue streams, Mydcombi, Optejet or clobetasol propionate, or grant licenses on terms that might not be favorable to us.

The terms of the Loan and Security Agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 22, 2022, we entered into the Loan and Security Agreement with Avenue, which is secured by a lien on all of our assets. The Loan and Security Agreement, as supplemented by the Supplement, provides for term loans in an aggregate principal amount of up to $15.0 million to be delivered in multiple tranches. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, Avenue may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, Avenue’s right to repayment would be senior to the rights of the holders of our common stock. Avenue could declare an event of default upon the occurrence of any event that could reasonably be expected to result in what they interpret as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by Avenue of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

We have entered into a loan modification agreement with Avenue and, based on our lack of financial liquidity, we cannot guarantee that we will be able to comply with the terms of this agreement, or continue obtaining forbearance if needed.

As of March 15, 2025, the Company owed $10.2 million in principal and accrued interest under the facility. Amounts outstanding under the facility bear interest at an annual rate equal to the greater of (a) 7.0% and (b) the prime rate as reported in The

Wall Street Journal plus 4.45% (the “Interest Rate”). The maturity date is November 1, 2025. On November 22, 2024, the Company entered into the First Amendment, pursuant to which Avenue agreed to defer principal and interest payments on amounts outstanding until February 28, 2025.

On February 21, 2025, the Company entered into the Second Amendment, pursuant to which Avenue agreed to defer principal and interest payments on amounts outstanding until the end of September 2025. Deferred interest will accrue on the outstanding principal amount at the interest rate as defined in the Second Amendment.

Under the Second Amendment, the Company has agreed to use a portion of the proceeds (net of fees and commissions payable to Chardan) received from sales under its Amended and Restated Sales Agreement (the “ATM Agreement”) with Chardan Capital Markets, LLC for its at-the-market offering program (the “ATM Proceeds”) to pay down the outstanding principal amount under the Loan and Security Agreement as follows: a) until the Company raises $3 million of aggregate ATM Proceeds, 65% of the ATM Proceeds shall be remitted to Avenue as a payment in respect of the outstanding principal amount, and b) after the Company raises $3 million of aggregate ATM Proceeds, 75% of the ATM Proceeds shall be remitted to Avenue as a payment in respect of the outstanding principal amount.

Under the Second Amendment, at any time on or after April 1, 2025, Avenue will also have the right, in their discretion, but not the obligation, to convert an aggregate amount of up to $10 million of the aggregate principal amount under the Loan and Security Agreement into shares of the Company’s common stock, at a price equal to $1.68 per share.

It is possible that the Company may be unable to make payments against the loan when the forbearance period ends on September 30, 2025. If the Company fails to obtain the requisite waivers or further extends the forbearance period, Avenue could declare the Company in default and require repayment of the outstanding balances on the relevant loans. If that were to occur, the Company may not have sufficient funds to pay the applicable debt. We currently do not have sufficient liquidity to repay all the outstanding debt to Avenue.

We have incurred operating losses since our inception. We expect to continue to incur losses for the foreseeable future and might never achieve or maintain profitability.

We have incurred net losses of approximately $195.3 million since inception, have not generated any significant product sales revenue and have not achieved profitable operations. Our net losses were approximately $49.8 million and $27.3 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to incur substantial losses in future periods while we continue to test and prepare our product candidates for the market. We may never achieve profitability. The net losses we incur may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially if, and as, we:

●	continue to develop the Optejet® User Filled Device;
●	develop, maintain, expand and protect our intellectual property portfolio; and
●	implement additional operational, financial and management systems

Even if we are able to generate substantial revenues from the sale of our product, we might not become profitable and may need to obtain additional funding to continue operations. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations. Even if we do achieve profitability, we might not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital or continue our operations.

If we are unable to use carryforward tax losses or benefit from favorable tax legislation to reduce our taxes, our business, results of operations and financial condition may be adversely affected.

We have incurred significant net operating losses since our inception in July 2014. As of December 31, 2024, we had federal net operating loss carry-forwards of approximately $133.7 million, of which approximately $10.8 million will expire at various dates from 2034 to 2037 for federal purposes. If we are unable to use carryforward tax losses to reduce our future taxable basis for corporate tax purposes, our business, results of operations and financial condition may be adversely affected.

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

RISKS RELATED TO THE PROPOSED BUSINESS COMBINATION BETWEEN EYENOVIA AND BETALIQ

The proposed business combination may not be consummated on the terms described in the non-binding Letter of Intent or at all.

On March 18, 2025, Eyenovia entered into the non-binding Letter of Intent with Betaliq, a privately-held company, relating to a proposed business combination between Eyenovia and Betaliq. Although Eyenovia anticipates entering into and closing a definitive business combination agreement in the second quarter of 2025, no assurance can be given that Eyenovia will be able to do so within that timeframe or at all. Execution of a definitive business combination agreement with Betaliq is subject to a number of conditions in the Letter of Intent, including satisfactory completion of due diligence by each party, which due diligence has not been completed as of the date of this report, as well as successful negotiation of the terms and conditions of the business combination agreement. In addition, even if Eyenovia were to negotiate and enter into the definitive business combination agreement, there is no assurance that the proposed business combination would be consummated on the terms described in the Letter of Intent, or at all.

Failure to enter into a definitive business combination agreement or consummate the proposed business combination could negatively affect Eyenovia’s business, future business and financial results.

The terms of a definitive business combination agreement are subject to negotiation, and Eyenovia cannot guarantee that the parties will be able to reach acceptable terms. Execution of the definitive business combination agreement is subject to various conditions in the Letter of Intent, including satisfactory completion of due diligence by each party. In the event the parties are unable to negotiate a definitive business combination agreement or consummate the proposed business combination, it will have a material adverse effect on Eyenovia’s business, financial condition, and results of operations, including the following:

●	Incurring costs related to the negotiation of the business combination agreement, such as legal, accounting, and financial advisory fees;
●	Declines in the market price of Eyenovia Common Stock to the extent that such market price reflects an assumption that the business combination would be consummated;
●	The diversion of management’s attention from day-to-day business operations and the potential disruption to each company’s employees and other personnel and business relationships during the period the definitive business combination agreement is being negotiated and stockholder approval is being solicited; and
●	The potential for litigation related to the proposed business combination.

Even if the parties are able to enter into a definitive business combination agreement, Eyenovia cannot guarantee that the terms will be as described in the Letter of Intent or that the closing conditions set forth in such business combination agreement, including obtaining the requisite stockholder approval and listing the combined company’s shares on Nasdaq, will be satisfied. If Eyenovia is unable to satisfy its closing conditions, or if other mutual closing conditions are not satisfied, Betaliq will not be obligated to complete the business combination.

If the business combination is not completed, Eyenovia’s board of directors would need to evaluate other available strategic alternatives, which alternatives may not be as favorable to Eyenovia stockholders as the business combination or available at all and could include winding down its operations, which may result in a total loss of stockholders’ investment.

Eyenovia and Betaliq will be subject to various uncertainties while the proposed business combination is pending that could adversely affect the anticipated benefits of the business combination.

Uncertainty about the effect of the proposed business combination on counterparties to contracts, employees, consultants, and other parties may have an adverse effect on Eyenovia and Betaliq. These uncertainties could cause contract counterparties and others who deal with Eyenovia or Betaliq to seek to change existing business relationships and may impair the ability of Eyenovia and Betaliq to attract, retain, and motivate key personnel until the business combination is completed and for a period of time thereafter. Retention and recruitment of employees and consultants may be particularly challenging prior to the completion of the business combination. Eyenovia employees and consultants, and the employees and consultants and prospective employees and consultants of Betaliq, may experience uncertainty about their future roles following the business combination.

The negotiations to enter into a definitive business combination agreement, pursuit of the business combination, and the preparation for the combination of the two companies may place a significant burden on management and internal resources. Any significant diversion of management attention away from ongoing business and any difficulties encountered in the negotiations, transition, and integration process could affect each party’s business and limit them from pursuing attractive business opportunities and making other changes to their business prior to the entry into a definitive business combination agreement and/or completion of the business combination.

Eyenovia expects to incur substantial transaction costs in connection with the proposed business combination.

Eyenovia expects to incur a significant amount of non-recurring expenses in connection with the proposed business combination, including legal, accounting, financial advisory, consulting, printing, mailing, and other expenses. In general, these expenses are payable by Eyenovia whether or not the business combination is completed. Additional unanticipated costs may be incurred following consummation of the business combination.

RISKS RELATED TO COMMERCIALIZATION OF OUR PRODUCTS

Our ability to achieve profitability is highly dependent on the commercial success of Mydcombi and clobetasol propionate, and to the extent Mydcombi and clobetasol propionate are not successful, our business, financial condition and results of operations may be materially adversely affected and the price of our common stock may decline.

Mydcombi and clobetasol propionate are currently our only products that have been approved by FDA for commercial sale in the United States, and our prospects are substantially dependent on our and our licensees’ abilities to successfully commercialize Mydcombi. For the year ended December 31, 2024, we recorded net sales of $57,336. Revenues from sales of Mydcombi, clobetasol propionate and other products through our distribution and co-promotion agreements, have not been sufficient to fund our operations fully in prior periods and we cannot provide assurance that revenues from product sales will be sufficient to fund our operations fully in the future. We will need to generate substantially more product revenue to achieve and sustain profitability. We may be unable to sustain or increase revenues generated from product sales for a number of reasons, including:

●	pricing, coverage and reimbursement policies of government and private payers such as Medicare, Medicaid, the U.S. Department of Veterans Affairs, group purchasing organizations, insurance companies, health maintenance organizations and other plan administrators;
●	a lack of acceptance by physicians, patients and other members of the healthcare community;
●	interruptions in supply of Mydcombi from our contract manufacturing partners;
●	the availability, relative price and efficacy of Mydcombi as compared to alternative treatment options or branded, compounded or generic competing products;
●	an unknown safety risk;
●	the failure to enter into and maintain acceptable partnering arrangements for marketing and distribution of Mydcombi outside of the United States; and
●	changed or increased regulatory restrictions in the United States, European Union and/or other foreign territories.

In addition, we require substantial additional funding to advance manufacturing and commercialization of Mydcombi and development of the Gen-2 Optejet. If additional capital is not available when needed, including because of general market conditions, we may need to significantly scale back or reprioritize our manufacturing and commercialization plans, and potentially even cease our operations.

If we are unable to develop, obtain marketing approval for or successfully commercialize our MicroPine and MicroLine product candidates, either alone or through a collaboration, or experience significant delays in doing so, our business could be materially harmed.

Our products may cause undesirable side effects, which could result in significant negative consequences.

If undesirable side effects of our products are identified, a number of potentially significant negative consequences could result, including:

●	marketing of such product may be suspended;
●	a product recall or product withdrawal;
●	regulatory authorities may withdraw or limit their approvals of such product or may require additional warnings on the label;
●	the requirement to develop a REMS for each product or, if a strategy is already in place, to incorporate additional requirements under the REMS, or to develop a similar strategy as required by a comparable foreign regulatory authority;
●	the requirement to conduct additional post-market studies; and
●	being sued and held liable for harm caused to patients.

Consequently, our reputation and business operations may suffer.

In addition, adverse side effects caused by any therapeutics that may be similar in nature to our products could result in significant negative consequences for our products.

Any of these events could prevent the achievement or maintaining of market acceptance of the particular product and could significantly harm our business, results of operations and prospects.

If the market opportunities for Mydcombi and clobetasol propionate are smaller than we believe they are, our product revenues may be adversely affected and our business may suffer.

We are currently focusing efforts on commercializing our Mydcombi and clobetasol propionate products, and we have licensed commercialization rights to Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea to Arctic Vision (with Senju retaining such licensed rights in the rest of Asia). Our understanding of both the number of people who have needs for our products, as well as the subset of people who have the potential to benefit from our product in varying countries, are based on estimates in published literature. While we believe these estimates are reasonable, they may prove to be incorrect and new studies may reduce the estimated incidence or prevalence of mydriasis. The number of patients in the United States and elsewhere may turn out to be lower than expected or these patients might not be otherwise amenable to our products or may become increasingly difficult to identify and access, all of which would adversely affect our business, financial condition, results of operations and prospects.

The commercial success of Mydcombi and clobetasol propionate will depend in large part on the degree of market acceptance among ophthalmologists and optometrists, patients, patient advocacy groups, third-party payors and the medical community.

There can be no assurance that Mydcombi and clobetasol propionate will achieve commercial success or market acceptance, which could prevent us from becoming profitable.

We may have difficulties convincing the medical community, third-party payors and consumers to accept and use Mydcombi or clobetasol propionate. Other factors that we believe will affect market acceptance of Mydcombi or clobetasol propionate include:

●	the timing of our receipt of any marketing approvals, the terms of any approvals and the countries in which approvals are obtained;
●	safety, efficacy and ease of administration of Mydcombi or clobetasol propionate;
●	the success of physician education programs;
●	the availability of any government and third-party payor reimbursement;
●	the pricing of Mydcombi or clobetasol propionate, particularly as compared to alternative treatment methods and medications;
●	the extent to which alternative treatment methods and medications are more readily available as compared to the availability of Mydcombi or clobetasol propionate future; and
●	the prevalence and severity of any adverse effects.

We face competition in an environment of rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, may adversely affect our financial condition and our, or our licensees’, ability to successfully market or commercialize our products.

The specialty pharma market is highly competitive. If we or our licensees are unable to compete effectively with any existing products, new treatment methods and new technologies, we may be unable to commercialize our products.

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

As a result of any of the foregoing factors, our competitors may develop or commercialize products with significant advantages over our products. If our competitors are more successful in commercializing their products than we are, their success could adversely affect our competitive position and harm our business prospects.

If we fail to establish and maintain effective manufacturing and distribution processes our business may be adversely affected.

We have limited resources for the manufacturing, sales, marketing and distribution of drug products. To achieve commercial success for Mydcombi and clobetasol propionate, we will need to establish and maintain an adequate sales force additional manufacturing, marketing and distribution capabilities, either ourselves or through collaborations or other arrangements with third parties. We may encounter delays in the manufacturing process for Mydcombi that could delay the process of commercialization of the product, which could have a material negative effect on our revenues.

In addition, failure to secure contracts with manufacturers, wholesalers, retailers, or specialty pharmacies could negatively impact the production and distribution of our products, and failure to coordinate financial systems could negatively impact our ability to accurately report product revenue. If we are unable to effectively establish and manage the manufacturing and distribution process, the commercial sales of our products may be severely compromised and our results of operations may be harmed.

We are exposed to the risk of claims seeking monetary damages by individuals and the risk of investigations by regulatory authorities, which could cause us to incur substantial liabilities and to limit commercialization of any products that we develop.

We are exposed to the risk of claims seeking monetary damages being filed against us for loss or harm suffered by participants of our prior clinical trials or for loss or harm suffered by users of Mydcombi or clobetasol propionate. In either event, the FDA or the regulatory authorities of other countries or regions may commence investigations of the safety and effectiveness of any such commercialized drug, the manufacturing processes and facilities or marketing programs utilized in respect of any such drug. Such investigations may result in mandatory or voluntary recalls of any such commercialized drug or other significant enforcement action such as limiting the indications for which any such drug may be used, or suspension or withdrawal of approval for any such drug.

Product liability lawsuits against us could divert our resources and could cause us to incur substantial liabilities and to limit commercialization of any products that we develop.

We face an inherent risk of product liability exposure related to the use of Mydcombi or clobetasol propionate. If we cannot successfully defend ourselves against claims that our products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for Mydcombi or clobetasol propionate;
●	injury to our reputation and significant negative media attention;
●	significant costs to defend the related litigation;
●	substantial monetary awards to patients;
●	loss of revenue; and
●	reduced time and attention of our management to pursue our business strategy.

Our insurance policies might not fully cover the risk of loss associated with our operations. We may need to increase our insurance coverage as we commercialize Mydcombi and clobetasol propionate. Insurance coverage is increasingly expensive. We might not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In the event that we are required to pay damages for any such claim, we may be forced to seek bankruptcy or to liquidate because our asset and revenue base may be insufficient to satisfy the payment of damages and any insurance that we have obtained or may obtain for product or clinical trial liability might not provide sufficient coverage against potential liabilities.

We may not be able to successfully commercialize Mydcombi or clobetasol propionate due to unfavorable pricing regulations or third-party coverage and reimbursement policies, which could make it difficult for us to sell Mydcombi or clobetasol propionate profitably.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time-consuming and costly process, with uncertain results, that could require us to provide supporting scientific, clinical and cost effectiveness data for the use of our products to the payor. There may be significant delays in obtaining such coverage and reimbursement for products, and coverage may not be available, or may be more limited than the purposes for which the product is approved by the FDA or other comparable foreign regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a product will be paid for in all cases or at a rate that covers our costs, including research, development, intellectual property, manufacture, sale and distribution expenses. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost products and may be incorporated into existing payments for other services. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors, by any future laws limiting drug prices and by any future relaxation of laws that presently restrict imports of product from countries where they may be sold at lower prices than in the United States.

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

We cannot be sure that reimbursement will be available for Mydcombi or clobetasol propionate and, if coverage and reimbursement are available, what the level of reimbursement will be. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for our products could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Reimbursement may impact the demand for, and the price of, our products. Even if we obtain coverage for a given product by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. Patients who are prescribed medications for the treatment of their conditions, and their prescribing physicians, generally rely on third-party payors to reimburse all or part of the costs associated with those medications. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover all or a significant portion of the cost of our products. Therefore, coverage and adequate reimbursement are critical to a product’s acceptance. Coverage decisions may depend upon clinical and economic standards that disfavor products when more established or lower cost therapeutic alternatives are already available or subsequently become available.

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

We expect to experience pricing pressures in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the successful commercialization of new products. Further, the adoption and implementation of any future governmental cost containment or other health reform initiative may result in additional downward pressure on the price that we may receive for our products.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action in the United States or any other jurisdiction. If we, or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our products may lose any regulatory approval that has been obtained and we may not achieve or sustain profitability.

If the regulatory authorities in such jurisdictions set prices or make reimbursement criteria that are not commercially attractive for us or our collaborators, our revenues and the potential profitability of our products in those countries would be negatively affected.

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCTS AND OTHER LEGAL COMPLIANCE MATTERS

We are subject to ongoing regulatory obligations and continued regulatory review of our products, which may result in significant additional expense. Additionally, our products could be subject to post-market study requirements, marketing and labeling restrictions, and even recall or market withdrawal if unanticipated safety issues are discovered. In addition, we may be subject to penalties or other enforcement action if we fail to comply with regulatory requirements.

The manufacturing processes, labeling, packaging, distribution, storage, advertising, promotion, import, export, recordkeeping, monitoring, and reporting of our products is subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	revision to the labeling, including limitations on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;
●	mandated modification of promotional materials and labeling and the issuance of corrective information;
●	imposition of a REMS, which may include distribution or use restrictions;
●	requirements to conduct additional post-market clinical trials to assess the safety of the product;
●	fines, warning letters or other regulatory enforcement action;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us;
●	suspension, limitation, or withdrawal of marketing approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; and
●	injunctions or the imposition of civil or criminal penalties.

Any government investigation of alleged violations of law would be expected to require us to expend significant time and resources in response and could generate adverse publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize our products and our value and operating results would be adversely affected.

In addition, the FDA’s and other comparable foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay commercialization of our products. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Although we have obtained FDA approval for Mydcombi in the United States, we may never obtain approval for or commercialize Mydcombi or any of our current or future product candidates in any other jurisdiction, which would limit our ability to realize their full market potential.

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

We must comply with requirements concerning advertising and promotion for Mydcombi and clobetasol propionate. Promotional communications with respect to therapeutics are subject to a variety of legal and regulatory restrictions and continuing review by the FDA or comparable foreign regulatory and governmental authorities, Department of Justice, Office of Inspector General for the U.S. Department of Health and Human Services, state attorneys general, members of Congress, and the public. When the FDA or comparable foreign regulatory authorities grant regulatory approval for a product, the regulatory approval is limited to those specific uses and indications for which the product is approved. If we are not able to obtain FDA or comparable foreign regulatory authority approval for desired uses or indications for our products, we may not market or promote them for those indications and uses, referred to as off-label uses, and our business, financial condition, results of operations, stock price and prospects will be materially harmed. We also must sufficiently substantiate any claims that we make for our products, including claims comparing our products to other companies’ products, which may require additional nonclinical studies or clinical trials, and must abide by the FDA or a comparable foreign regulatory or governmental authority’s strict requirements regarding the content of promotion and advertising.

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

If we are found to have impermissibly promoted Mydcombi or clobetasol propionate, we may become subject to significant liability and government sanctions or enforcement actions. The FDA and other agencies actively enforce the laws and regulations regarding product promotion, particularly those prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted a product may be subject to significant sanctions. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

In the United States, engaging in the impermissible promotion of Mydcombi or clobetasol propionate for off-label uses can also subject us to false claims and other litigation under federal and state statutes. These include fraud and abuse and consumer protection laws, which can lead to civil and criminal penalties and fines, agreements with governmental authorities that materially restrict the manner in which we promote or distribute therapeutic products and conduct our business. These restrictions could include corporate integrity agreements, suspension or exclusion from participation in federal and state healthcare programs, and suspension and debarment from government contracts and refusal of orders under existing government contracts. These False Claims Act lawsuits against manufacturers of drugs and biologics have increased significantly in volume and breadth, leading to several substantial civil and criminal settlements pertaining to certain sales practices and promoting products for off-label uses. In addition, False Claims Act lawsuits may expose manufacturers to follow-on claims by private payors based on fraudulent marketing practices. This growth in litigation has increased the risk that a pharmaceutical company will have to defend a false claim action, pay settlement fines or restitution, as well as criminal and civil penalties, agree to comply with burdensome reporting and compliance obligations, and be excluded from Medicare, Medicaid, or other federal and state healthcare programs. If we do not lawfully promote our approved products we may become subject to such litigation and, if we do not successfully defend against such actions, those actions may have a material adverse effect on our business, financial condition, results of operations, stock price and prospects.

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

We are subject to certain health care statutory and regulatory requirements and oversight by federal and state governments in the United States as well as foreign governments in the jurisdictions in which we conduct our business. Health care providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of biopharmaceutical products. Arrangements with third-party payors and customers can expose biopharmaceutical manufacturers to broadly applicable fraud and abuse and other health care laws and regulations, including, without limitation, the federal Anti-Kickback Statute and the False Claims Act, which may constrain the business or financial arrangements and relationships through which such companies sell, market and distribute biopharmaceutical products. In particular, the research of our product candidates, as well as the promotion, sales and marketing of health care items and services, as well as certain business arrangements in the health care industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials.

The health care laws that may affect us include: the federal fraud and abuse laws, including the federal Anti-Kickback Statute; false claims and civil monetary penalties laws, including the False Claims Act and Civil Monetary Penalties Law; federal data privacy and security laws, including HIPAA, as amended by HITECH; and the federal Physician Payments Sunshine Act which requires us to report to CMS annually any transfers of value made to physicians (defined broadly to include doctors, dentists, optometrists, podiatrists, chiropractors, and other advanced practice health care professionals), certain non-physician health care practitioners and teaching hospitals as well as ownership and investment interests held by physicians and their immediate family members. In addition, many states have similar laws and regulations that may differ from each other and federal law in significant ways, thus complicating compliance efforts. Moreover, several states require biopharmaceutical companies to comply with the biopharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of biopharmaceutical sales representatives in the jurisdiction.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. For example, in March 2010, the Patient Protection and Affordable Care Act (the “ACA”), was passed. The ACA was a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of health care spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. As another example, the 2021 Consolidated Appropriations Act, which was signed into law on December 27, 2020, incorporated extensive health care provisions and amendments to existing laws, including a requirement that all manufacturers of drugs and biological products covered under Medicare Part B report the product’s average sales price to the Department of Health and Human Services, or HHS, as of January 1, 2022, as well as several changes to the statutes governing FDA’s drug and biologic programs.

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

In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). Among other things, the IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. The effect of the Inflation Reduction Act of 2022 on our business and the healthcare industry in general is not yet known. There remains a large amount of uncertainty regarding the federal government’s approach to making pharmaceutical treatment costs more affordable for patients.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. For example, California requires pharmaceutical manufacturers to notify certain purchasers, including health insurers and government health plans at least 60 days before any scheduled increase in the wholesale acquisition cost (“WAC”), of their product if the increase exceeds 16%, and further requires pharmaceutical manufacturers to explain whether a change or improvement in the product necessitates such an increase. Similarly, Vermont requires pharmaceutical manufacturers to disclose price information on certain prescription drugs, and to provide notification to the state if introducing a new drug with a WAC in excess of the Medicare Part D specialty drug threshold. In December 2020, the U.S. Supreme Court also held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”), and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the United States may affect the entire pharmaceutical supply chain and the business of other stakeholders, including biopharmaceutical developers like us. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates, if approved, or put pressure on our product pricing, which could negatively affect our business, results of operations, financial condition and prospects.

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

Our operations are subject to anti-corruption laws, including the United States Foreign Corrupt Practices Act (“FCPA”), and the United Kingdom Bribery Act 2010 (“Bribery Act”), which apply wherever we do business around the world. We may also become subject to local anti-corruption laws in countries where we may do business in the future, such as Canada’s Corruption of Foreign Public Officials Act, the Criminal Law and Anti-unfair Competition Law of the People’s Republic of China, the Hong Kong Prevention of Bribery Ordinance, and the Act on Preventing Bribery of Foreign Public Officials in International Business Transactions, or OECD Anti-Bribery Convention, enacted by the Organisation for Economic Co-operation and Development, and adopted by South Korea along with more than 40 other countries, and which is designed to criminalize bribery of public officials in connection with international business transactions. The Bribery Act, FCPA, the OECD Anti-Bribery Convention, and similar international treaties and various countries’ local anti-corruption laws, referred to as Anti-Corruption Laws, generally prohibit us, our officers, and our employees and intermediaries from bribing, being bribed or making other prohibited payments to government officials or other persons to obtain or retain business or gain some other business advantage. Compliance with the FCPA, for example, is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.

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

We might not be completely effective in ensuring our compliance with all applicable Anti-Corruption Laws or other legal requirements, including Trade Control laws. If we are not in compliance with Anti-Corruption Laws or Trade Control laws, we may be subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses, which could have an adverse impact on our business, financial condition, results of operations and liquidity. The SEC also may suspend or bar issuers from trading securities on United States exchanges for violations of the FCPA’s accounting provisions. Any investigation of any potential violations of Anti-Corruption Laws or Trade Control laws by U.K., United States or other authorities could also have an adverse impact on our reputation, our business, results of operations and financial condition.

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

In addition, we are dependent on our continued ability to retain and motivate highly qualified additional personnel. If we are not able to retain our management and to retain personnel necessary for the commercialization of our products, we might not be able to sustain our operations or grow.

We might not be able to retain qualified personnel in the future due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. Many of the other medical technology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to retain and motivate high-quality personnel and consultants to accomplish our business objectives, our business will be limited.

We have limited corporate infrastructure.

As of March 15, 2025, we had 14 total employees. Thirteen are full-time employees and one is part-time and we rely on third-party contractors for the provision of professional and other services. Our management may need to divert a disproportionate amount of its attention away from our day-to-day operations and devote a substantial amount of time to managing the exploration of our strategic alternatives. We might not be able to effectively manage our day-to-day operations, which may result in weaknesses in our infrastructure, operational inefficiencies, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our financial performance, our ability to successfully commercialize Mydcombi and clobetasol propionate, and our ability to find a suitable strategic transaction will depend, in part, on our ability to effectively utilize our corporate infrastructure.

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

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, faulty password management, lapses in compliance with privacy and security mandates, or other disruptions. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur substantial liability. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Our information technology systems may have vulnerabilities, and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks, such as ransomware attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers or expose sensitive customer data, or give rise to monetary fines and other penalties, which could be significant.

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

Our employees, consultants and commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk of fraud or other misconduct by our employees, consultants and commercial partners. Misconduct by these parties could include intentional failures to comply with the regulations of the FDA and other comparable foreign regulatory authorities, provide accurate information to the FDA and other comparable foreign regulatory authorities, comply with healthcare fraud and abuse laws and regulations in the United States and in other jurisdictions, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Such misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us those actions could have a significant impact on our business, including the imposition of significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, diminished profits and future earnings, additional reporting obligations and oversight if subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We may encounter delays in the manufacturing of the second generation Optejet device, including as a result of our reliance on third parties for manufacturing activities, and this may cause delays in the commercialization of our products. Any such delays would increase the risk that we will not have sufficient quantities of our products or such quantities at an acceptable cost, which could delay, prevent or impair our commercialization efforts.

We do not currently operate and might not be able to timely implement adequate internal manufacturing facilities for all of the components necessary for commercial production of Mydcombi. If we are unable to establish adequate manufacturing processes internally or to reach and maintain agreements with third parties to help us with manufacturing, our commercialization activities would be delayed. Reliance on third-party providers may expose us to more risk than if we were to manufacture our products ourselves. We do not control the manufacturing processes of the third-party suppliers we contract with and are dependent on those third parties for the production of components of our products in accordance with relevant applicable regulations, such as cGMP, which includes, among other things, quality control, quality assurance and the maintenance of records and documentation. In complying with the manufacturing regulations of the FDA and other comparable foreign regulatory authorities, we and our third-party suppliers must spend significant time, money and effort in the areas of design and development, testing, production, record-keeping and quality control to assure that the products meet applicable specifications and other regulatory requirements. If either we or our third-party suppliers fail to comply with these requirements, we may be subject to regulatory enforcement action, including the seizure of products and shutting down of production.

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

We or our third-party suppliers may encounter shortages in the raw materials or active pharmaceutical ingredients necessary to produce Mydcombi in sufficient quantities for commercialization as a result of capacity constraints or delays or disruptions in the market for the raw materials or active pharmaceutical ingredients, including shortages caused by the purchase of such raw materials or active pharmaceutical ingredients by our competitors or others. The failure by us or our third-party suppliers to obtain the raw materials or active pharmaceutical ingredients necessary to manufacture sufficient quantities of Mydcombi may have a material adverse effect on our business.

Our third-party suppliers may be subject to inspection and approval by regulatory authorities. Our third-party suppliers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party suppliers, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of Mydcombi, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. If any of our third-party suppliers fails to comply with cGMP or other applicable manufacturing regulations, our ability to develop and commercialize Mydcombi could suffer significant interruptions.

Any disruption, such as a fire, natural hazards or vandalism at our third-party suppliers could significantly interrupt our manufacturing capability. We currently do not have alternative production plans in place or disaster-recovery facilities available. In case of a disruption, we will have to establish alternative component supply sources. This would require substantial capital on our part, which we may not be able to obtain on commercially acceptable terms or at all. Additionally, we would likely experience months of manufacturing delays as we build facilities or locate alternative suppliers and seek and obtain necessary regulatory approvals. If this occurs, we will be unable to satisfy manufacturing needs on a timely basis, if at all. If changes to third-party suppliers occur, then there also may be changes to manufacturing processes inherent in the setup of new operations for our products. Any such changes could require the conduct of bridging studies before we can use any materials produced at new facilities in our commercial supply. Further, business interruption insurance may not adequately compensate us for any losses that may occur and we would have to bear the additional cost of any disruption, such as loss of potential sales of Mydcombi. For these reasons, a significant disruptive event of any third-party suppliers could have drastic consequences, including placing our financial stability at risk.

Mydcombi and clobetasol propionate may compete with other product candidates and drugs for access to manufacturing facilities. There are no assurances we would be able to enter into similar commercial arrangements with other manufacturers that operate under cGMP regulations and other applicable regulatory requirements and that might be capable of manufacturing for us. Any performance failure on the part of our existing or future suppliers could delay clinical development or marketing approval.

If we were to experience an unexpected loss of supply of or if any supplier were unable to meet our clinical or commercial demand for Mydcombi or clobetasol propionate, we could experience delays in commercialization. We could be unable to find alternative suppliers of acceptable quality and experience that can produce and supply appropriate volumes at an acceptable cost or on favorable terms. Moreover, our suppliers are often subject to strict manufacturing requirements and rigorous testing requirements, which could limit or delay production. The long transition periods necessary to switch manufacturers and suppliers, if necessary, would significantly delay commercialization of Mydcombi and clobetasol propionate, which would materially adversely affect our business, financial condition and results of operation.

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

Our commercialization activities may involve the use of hazardous materials and chemicals or the maintenance of various flammable and toxic chemicals. Failure to adequately handle and dispose of these materials could lead to liabilities for resulting damages, which could be substantial. We also may be subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-home pathogens and the handling of bio-hazardous materials.

If we, our service providers, or any third-party manufacturers fail to comply with applicable federal, state or foreign laws or regulations, we could be subject to enforcement actions, which could adversely affect our ability to develop, market and sell our products successfully and could harm our reputation and lead to reduced acceptance of our products. These enforcement actions may include:

●	restrictions on, or prohibitions against, marketing our products;
●	restrictions on importation of our products;
●	suspension or withdrawal of product approvals;
●	product seizures;
●	injunctions; and
●	civil and criminal penalties and fines.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND POTENTIAL LITIGATION

Our success depends on our ability to protect our intellectual property and proprietary technology.

Our success depends in large part on our ability to obtain and maintain patent, trade secret and other intellectual property protection in the United States and other countries with respect to our proprietary products. If we do not adequately protect our intellectual property rights, competitors may be able to erode, negate or preempt any competitive advantage we may have, which could harm our business and ability to achieve profitability. The patent application and approval process is expensive and time-consuming and we might not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

If the scope of the patent protection we obtain is not sufficiently broad, we might not be able to prevent others from developing and commercializing technology and products similar or identical to ours. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and might not adequately protect our rights or permit us to gain or keep any competitive advantage. Although we enter into non-disclosure and confidentiality agreements with parties who have or have had access to confidential or patentable aspects of our research and development output, such as our employees, contractors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we were the first to make the inventions claimed in our patents or pending patent applications, or that we were the first to file for patent protection of such inventions.

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

Any of our patents may be challenged, narrowed, circumvented, or invalidated by third parties. The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may be subject to a third-party preissuance submission of prior art to the USPTO or become involved in opposition, derivation, revocation, reexamination, post-grant and inter partes review, or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge priority of invention or other features of patentability. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and product candidates. Such proceedings also may result in substantial cost and require significant time from our management, even if the eventual outcome is favorable to us.

In addition, our competitors and other third parties may be able to circumvent our patents by developing similar or alternative technologies or products in a non-infringing manner. For example, a third party may develop a competitive therapy that provides benefits similar to our products but that uses a technology that falls outside the scope of our patent protection. Our competitors may also seek approval to market generic versions of any approved products and in connection with seeking such approval may claim that our patents are invalid, unenforceable or not infringed. In these circumstances, we may need to defend or assert our patents, or both, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or other agency with jurisdiction may find our patents invalid or unenforceable, or that our competitors are competing in a non-infringing manner. Thus, even if we have valid and enforceable patents, these patents still might not provide protection against competing products or processes sufficient to achieve our business objectives. If the patent protection provided by the patents and patent applications we hold or pursue with respect to our product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our products could be negatively affected, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our future development partners will be successful in protecting our product candidates by obtaining and defending patents. These risks and uncertainties include the following:

●	the USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case;
●	the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance;
●	patent applications might not result in any patents being issued;
●	patents that may be issued or in-licensed may be challenged, invalidated, modified, revoked, circumvented, narrowed, found to be unenforceable or otherwise might not provide any competitive advantage;
●	our competitors, many of whom have substantially greater resources and many of whom have made significant investments in competing technologies, may seek or may have already obtained patents that will limit, interfere with or eliminate our ability to make, use, and sell our products;
●	there may be significant pressure on the U.S. government and international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful, as a matter of public policy regarding worldwide health concerns; and
●	countries other than the United States may have patent laws less favorable to patentees than those upheld by United States courts, allowing foreign competitors a better opportunity to create, develop and market competing products.

Any of the foregoing events could have a material adverse effect on our business, financial condition, results of operations, and prospects.

It is difficult and costly to protect our intellectual property and our proprietary technologies, and we might not be able to ensure their protection.

Our commercial success will depend in part on obtaining and maintaining patent protection and trade secret protection for the composition, use and structure of our products, the methods used to manufacture them, the related therapeutic targets and associated methods of treatment as well as on successfully defending these patents against potential third-party challenges. Our ability to protect our products from unauthorized making, using, selling, offering to sell or importing by third parties is dependent on the extent to which we have rights under valid and enforceable patents that cover these activities.

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

We cannot provide assurances that any of our patent applications will be found to be patentable, including over our own prior art patents, or will issue as patents. Neither can we make assurances as to the scope of any claims that may issue from our pending and future patent applications nor to the outcome of any proceedings by any potential third parties that could challenge the patentability, validity or enforceability of our patents and patent applications in the United States or foreign jurisdictions. Any such challenge, if successful, could limit patent protection for our products and/or materially harm our business.

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

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time and if we do not obtain protection under the Hatch-Waxman Amendments and similar non-U.S. legislation for extending the term of patents covering our products, our business may be materially harmed.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available, however, the life of a patent, and the protection it affords, is limited. As a result, our patent portfolio might not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing products similar to our products.

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

In addition, court rulings in cases such as Association for Molecular Pathology v. Myriad Genetics, Inc., BRCA1- & BRCA2-Based Hereditary Cancer Test Patent Litigation, Promega Corp. v. Life Technologies Corp. and Abbvie Deutschland GmbH v. Janssen Biotech, Inc. have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents once obtained. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. Any changes to patent law in the United States or other jurisdictions that impairs our ability to protect our products could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

If we are sued for infringing, misappropriating, or otherwise violating intellectual property rights of third parties, such litigation could be costly and time consuming and could prevent or delay us from commercializing our products.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our products without infringing, misappropriating, or otherwise violating the intellectual property and other proprietary rights of third parties. Third parties may have U.S. and non-U.S. issued patents and pending patent applications relating to compounds, methods of manufacturing compounds and/or methods of use for the treatment of the disease indications that may cover our products. If any third-party patents or patent applications are found to cover our products or their methods of use or manufacture, or our approach to complement inhibition, we might not be free to manufacture or market our products as planned without obtaining a license, which might not be available on commercially reasonable terms, or at all.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our products, including interference and post-grant proceedings before the USPTO. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the composition, use or manufacture of our products. We cannot guarantee that any of our patent searches or analyses including, but not limited to, the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every patent and pending application in the United States and abroad that is relevant to or necessary for the commercialization of our products in any jurisdiction. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our products may be accused of infringing. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Accordingly, third parties may assert infringement claims against us based on intellectual property rights that exist now or arise in the future. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance. The pharmaceutical and biotechnology industries have produced a significant number of patents, and it might not always be clear to industry participants, including us, which patents cover various types of products or methods of use or manufacture. The scope of protection afforded by a patent is subject to interpretation by the courts, and the interpretation is not always uniform. If we are sued for patent infringement, we would need to demonstrate that our products or methods either do not infringe the patent claims of the relevant patent or that the patent claims are invalid or unenforceable, and we might not be able to do this. Proving invalidity is difficult. For example, in the United States, proving invalidity requires a showing of clear and convincing evidence to overcome the presumption of validity enjoyed by issued patents. Even if we are successful in these proceedings, we may incur substantial costs and the time and attention of our management could be diverted in pursuing these proceedings, which could significantly harm our business and operating results. In addition, we might not have sufficient resources to bring these actions to a successful conclusion. Further, the outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of any adverse party. This is especially true in intellectual property cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree.

If we are found to infringe, misappropriate, or otherwise violate a third party’s intellectual property rights, we could be forced, including by court order, to cease manufacturing or commercializing the infringing product. Alternatively, we may be required to obtain a license from such third party in order to use the infringing technology and continue manufacturing or marketing the infringing product. However, we might not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us; alternatively or additionally it could include terms that impede or destroy our ability to compete successfully in the commercial marketplace. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent. A finding of infringement could prevent us from commercializing our products or force us to cease some of our business operations, which could harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, while we typically require our employees, consultants and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own, which may result in claims by or against us related to the ownership of such intellectual property. If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to our management. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may be reliant upon licenses to certain patent rights and proprietary technology form third parties that are important or necessary to the commercialization of our product candidates. These and other licenses might not provide exclusive rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to commercialize our technology and products in the future. As a result, we might not be able to prevent competitors from developing and commercializing competitive products in territories included in all of our licenses. Our licensors may have relied on third party consultants or collaborators or funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-license. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

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

Further, the agreements under which we currently license intellectual property or technology to or from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully commercialize the affected products, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects. Disputes may arise regarding intellectual property subject to a licensing agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	the sublicensing of patent and other rights under current and any future collaborative relationships;
●	our diligence obligations under any license agreement and what activities satisfy such obligations;
●	the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our license counterparties and us and our partners; and
●	the priority of invention of patented technology.

In spite of our efforts, our license counterparties might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, which may remove our ability to and commercialize the products and technology covered by these license agreements. If any in-licenses are terminated, competitors would have the freedom to seek regulatory approval of, and to market, products identical to ours. It is possible that we may be unable to obtain any additional licenses that we require at a reasonable cost or on reasonable terms, if at all. In that event, we may be required to expend significant time and resources to redesign our product candidates, technology, or the methods for manufacturing them or to develop or license replacement technology, all of which might not be feasible on a technical or commercial basis. If we are unable to do so, we may be unable to commercialize the affected products, which could harm our business, financial condition, results of operations, and prospects significantly. Any of these events could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of March 31, 2025, we had 300,000,000 shares of common stock authorized and 2,830,546 shares of common stock outstanding, 1,363,135 shares of common stock issuable upon exercise of warrants, 56,318 shares of our common stock issuable upon exercise of options, 5,952,380 of shares issuable upon the conversion of convertible debt and 247,623 shares of common stock issuable upon the vesting and/or delivery of restricted stock units.

The price of our common stock has been, and may continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.

The stock market historically has experienced extreme price and volume fluctuations, such as those seen in 2024. As a result of this volatility, you might not be able to sell your common stock at or above the price at which you purchase it. From January 1, 2020 through March 15, 2025 the per share trading price of our common stock has been as high as $617.60 and as low as $1.43. The per share trading price of our common stock might continue to fluctuate significantly in response to various factors, some of which are beyond our control. These factors include:

●	general economic, industry and market conditions, including as a result of the coronavirus pandemic and geopolitical events such as the ongoing war between Russia and Ukraine or between Israel and Hamas;
●	our ability to successfully manufacture and commercialize Mydcombi and clobetasol propionate;
●	the success of competitive products or technologies;
●	commencing, maintaining, or terminating of licensing agreements and other collaborations;
●	regulatory or legal developments in the United States and other countries;
●	developments or disputes concerning patent applications, issued patents or other proprietary rights;
●	the recruitment or departure of key personnel;
●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

●	our inability to obtain or delays in obtaining adequate product supply for any approved product or inability to do so at acceptable prices;
●	significant lawsuits, including patent or stockholder litigation;
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	changes in the structure of healthcare payment systems;
●	market conditions in the pharmaceutical and biotechnology sectors;
●	amount of our debt servicing;
●	the progress and outcome of our search for strategic alternatives; and
●	the other factors described in this “Risk Factors” section.

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

As a public company, we need to have effective internal controls and disclosure controls, which is costly and time consuming. Failure to develop and maintain adequate financial controls could cause us to have material weaknesses, which could adversely affect our operations and financial position.

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

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting, which may raise questions regarding the accuracy and reliability of our financial statements and our ability to report accurately in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. During the process of preparing the financial statements as of and for the year ended December 31, 2024, we determined that we had material weaknesses related to the incorrect valuation of the Company’s accounting for shares of common stock that were issued for licensing agreements and debt modification and the impairment of a right-of-use asset. Due to the existence of these material weaknesses, our management has concluded that as of December 31, 2024, our internal control over financial reporting was not effective.

 We are taking steps to remediate these material weaknesses. However, we cannot provide any assurance that the measures we have taken to date and that we intend to implement will be sufficient to remediate the material weaknesses that we have identified, or to avoid additional material weaknesses from occurring in the future. These material weaknesses, or those that may occur in the future, could have an adverse effect on our ability to meet our reporting obligations, which could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, harm our reputation, business and financial results, and expose us to litigation or investigations by the SEC or other regulatory authorities.

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

While we are regularly subject to cybersecurity attacks, ransomware and other security breaches, we have not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2024. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Item 2.   Properties.

Our principal executive offices are located in approximately 4,600 square feet of office space in Laguna Hills, California and co-located with our R&D and commercial teams. In addition, we lease approximately 12,000 square feet of office space in Reno, Nevada where we perform certain of our manufacturing development and warehousing activities. We also lease approximately 3,800 square feet of office space in New York City, New York for our finance team. Our lease of approximately 6,700 square feet in Redwood City, California for distribution is set to expire in the third quarter of 2025 and those activities will then transfer to Reno, Nevada.

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

Based upon information furnished by our transfer agent, at March 15, 2025, we had approximately 32 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based on, and should be read in conjunction with our financial statements for the years ended December 31, 2024 and 2023, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

Overview

We are an ophthalmic technology company developing our proprietary Optejet® topical ophthalmic medication dispensing platform. In November 2024, we received a negative clinical trial result in the development of our development-stage drug-device combination product, MicroPine. As a result, we restructured our company to minimize expenses and engaged an investment bank to explore strategic options in order to maximize shareholder value. We have paused the national sales roll-out of our products clobetasol propionate and Mydcombi® until additional funding is obtained. At the same time, we accelerated our development efforts relating to the Optejet in order to potentially increase the value of that asset in any strategic transaction or capital raising activities.

The ergonomic and functional design of the Optejet allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle to administer medications. Drug is delivered in a microscopic array of droplets that is both comfortable and matches the amount of fluid that the front of the eye can hold. The precise delivery of a low-volume columnar spray by the Optejet device helps ensure instillation success while minimizing contamination risk with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of approximately 50%.

A more physiologically appropriate volume of medication in the range of seven to ten microliters is delivered by the Optejet, which is approximately one-fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. Lower volume of medication exposes the ocular surface to less active ingredient and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drug to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye.

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

MicroLine is our investigational pharmacologic treatment for presbyopia, a non-preventable, age-related hardening of the lens, which causes the gradual loss of the eye’s ability to focus on near objects and impairs near visual acuity. We have completed two Phase III studies using our Optejet device. In these studies, patients reported high satisfaction with using the device, and a strong preference over using an eye dropper bottle. Since completing these studies, the market opportunity has markedly deteriorated, and we have chosen to put this program on hold and reallocate our resources towards larger opportunities. When and if the market improves, we have kept open the option to continue development of MicroLine, which would include a meeting with the U.S. Food and Drug Administration (the “FDA”) to review our clinical data to date.

Our first product using the Optejet technology, Mydcombi®, is the only FDA-approved fixed combination of the two leading mydriatic agents, tropicamide and phenylephrine, in the United States. As an ophthalmic spray delivered with Optejet technology, Mydcombi may present a number of benefits for ophthalmic surgical centers, optometric and ophthalmic offices and patients. Those benefits may include improved cost-effectiveness in centers that employ single-use bottles for mydriasis, more efficient use of office time and resources, and an overall improved doctor-patient experience.

The first commercial sale of Mydcombi occurred on August 3, 2023 as part of a targeted launch. On July 24, 2024, we received written comments from the FDA providing direction for the design of a clinical bridging study to transition Mydcombi into our new Gen-2 Optejet device, which has a significantly lower cost to manufacture than the currently approved product.

On August 10, 2020, we entered into a license agreement with Arctic Vision (as amended on September 14, 2021, the “Arctic Vision License Agreement”) pursuant to which Arctic Vision may develop and commercialize MicroPine (Eyenovia’s proprietary drug-device combination of low-dose atropine and the Optejet platform), MicroLine and Mydcombi in Greater China (mainland China, Hong Kong, Macau and Taiwan) and South Korea. Under the terms of the Arctic Vision License Agreement, as amended, we received an upfront payment of $4.25 million before any payments to Senju Pharmaceutical Co., Ltd. (“Senju”).

On October 9, 2020, we entered into a license agreement (the “Bausch License Agreement”) with Bausch + Lomb (“B+L”), pursuant to which B+L had the rights to develop and commercialize MicroPine in the United States and Canada. Under the terms of the Bausch License Agreement, we received an upfront payment of $10.0 million and we were eligible to receive up to a total of $35.0 million in additional payments, based on the achievement of certain regulatory and launch-based milestones. B+L also agreed to pay royalties to Eyenovia on a tiered basis (ranging from mid-single digit to mid-teen percentages) on gross profits from sales of MicroPine in the United States and Canada, subject to certain adjustments. Under the terms of the Bausch License Agreement, B+L assumed sponsorship of the IND as well as ownership and the costs related to the ongoing CHAPERONE study, which was a Phase III efficacy and safety trial of MicroPine.

On January 12, 2024, we entered into a subsequent agreement with B+L to repatriate our rights to MicroPine and take control of the CHAPERONE study. In this agreement, we agreed to pay B+L $2 million in cash and an additional $3 million in common stock upon successful transfer of the regulatory documents and study elements to Eyenovia. We also agreed to pay B+L a 2% royalty on net sales once MicroPine is commercialized in the United States, assuming receipt of regulatory approvals. We believed that this revised arrangement was in our and our shareholders’ best interests, as it could have substantially increased the value of the asset through potential improvements in the conduct of the study, including a planned interim analysis of the data in late 2024.

On September 26, 2024, we announced the U.S. launch and commercial availability of clobetasol propionate ophthalmic suspension 0.05%.

On November 15, 2024, we announced the outcome of an independent review of the clinical results of the three-year efficacy and safety data from the MicroPine Phase III CHAPERONE study conducted by a Data Monitoring Committee (“DMC”). The DMC, made up of independent ophthalmologists and optometrists who specialize in pediatric myopia as well as a statistician, reviewed the safety and efficacy data from all evaluable patients. After the completion of three-year therapy for myopia with MicroPine, statistical superiority was not observed and was deemed unlikely to occur in at least one of the active dose arms compared with placebo, which was the primary efficacy endpoint of the trial. There were no safety issues or serious adverse events identified. As a result of this finding, we closed out the CHAPERONE study and put the project on hold in December 2024.

In light of the results from the CHAPERONE study, the Company is considering a variety of steps to maximize value to all stakeholders, to reduce expenses and to evaluate its strategic options, which may include a business combination, reverse merger, asset sales or a combination of those alternatives. Further information will be made available once the evaluation of strategic options has been completed. The Company implemented a reduction in force affecting approximately 75% of its workforce. The estimated total cost of severance-related expenses relating to this reduction in force is $0.3 million. The remaining staff will be focused on Optejet® Gen-2 development, our dry eye collaborations and clobetasol propionate commercialization.

We successfully expanded our manufacturing capabilities through a partnership with Coastline International, Inc. located in Tijuana, Mexico, as well as the construction of our new manufacturing facility in Reno, Nevada and the construction of our own fill and finish facility in Redwood City, California. The FDA approved the use of both Coastline International and our Redwood City facility for the production of Mydcombi cartridges, and the use of our Reno facility for the production of technical elements such as the base unit for the Optejet device. As part of the Company’s steps to maximize value to all stakeholders, to reduce expenses and to evaluate its strategic options, we made the decision to phase out the production and sale of Mydcombi in the GEN-1 device. As a result, we have phased out the manufacturing line at Coastline International, Inc. located in Tijuana, Mexico, and are also modifying the use of our manufacturing facility in Reno, Nevada and our fill and finish facility in Redwood City, California to focus on Optejet® Gen-2 development, our dry eye collaborations and clobetasol propionate commercialization.

In addition to our own development programs, on August 15, 2023, we entered into a license agreement with Formosa Pharmaceuticals, Inc. (“Formosa”), whereby we acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension 0.05% (the “Formosa Licensed Product”), which was approved by the FDA, for post-operative inflammation and pain after ocular surgery, on March 4, 2024. The Formosa License will remain in effect for ten years from the date of the first commercial sale of a Formosa Licensed Product, unless earlier terminated.

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

On August 7, 2024, we entered into a non-binding collaboration agreement with Formosa under which the companies intend to work to develop EYEN-530, a combination of Formosa’s clobetasol propionate ophthalmic solution with our Optejet dispensing technology, as a potential treatment for acute dry eye flare-ups.

On November 22, 2024, we entered into the First Amendment (the “First Amendment”) to the Supplement to that certain Loan and Security Agreement, dated November 22, 2022 (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent, Avenue Venture Opportunities Fund, L.P., as a lender and Avenue Venture Opportunities Fund II, L.P., as a lender (together, “Avenue”). Pursuant to the First Amendment, Avenue agreed to defer principal and interest payments on amounts outstanding under the Loan and Security Agreement until the end of February 2025. On February 21, 2025, we entered into the Second Amendment (the “Second Amendment”) to the Supplement to the Loan and Security Agreement with Avenue. Pursuant to the Second Amendment, Avenue agreed to defer principal and interest payments on amounts outstanding until the end of September 2025. Deferred interest will accrue on the outstanding principal amount.

On December 12, 2024, we announced the engagement of Chardan, an investment bank, as the Company’s financial advisor in connection with its evaluation of strategic alternatives. With assistance from Chardan, the Company will continue to assess a full range of strategic alternatives, including but not limited to, a business combination, sale of the Company, reverse merger, asset sale, or a combination of alternatives, while also carefully managing its expenses. As part of restructuring to minimize expenses during this process, the Company temporarily halted sales and promotion activities and focused its development efforts on completing the verification and validation studies required for regulatory approval of the Optejet UFD. This device is designed for users to fill with preserved artificial tears or contact lens rewetting solutions at home, providing greater flexibility while leveraging Optejet’s advanced delivery system. As of March 2025, Eyenovia is progressing with its development of the Optejet UFD, aiming for a 510K submission in the United States in the fourth quarter of 2025.

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

On February 25, 2025, we received notice from the Staff of Nasdaq providing notification that the Company had regained compliance with the $1.00 minimum bid price requirement for continued listing on The Nasdaq Capital Market under Listing Rule 5550(a)(2). Previously, Nasdaq had notified us on September 18, 2024 that, for the preceding 30 consecutive business days, the closing bid price of our common stock had been below the minimum requirement of $1.00 per share. The notification letter stated that we would be provided 180 calendar days to regain compliance. In order to regain compliance, the closing bid price of our common stock had to be at least $1.00 for a minimum of 10 consecutive business days at any time before March 17, 2025. On January 31, 2025, the Company effected a reverse stock split of its common stock at a ratio of 1-for-80 (the “Reverse Split”). Upon the effectiveness of the Reverse Split, every 80 issued shares of common stock were reclassified and combined into one share of common stock and the corresponding price per share increased by a multiple of 80. Subsequently, the Staff determined that, from February 3 to February 14, 2025, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, the Company had regained compliance with Listing Rule 5550(a)(2).

Historically, we have financed our operations principally through equity offerings. We have also generated cash through licensing arrangements and our credit facility with Avenue. However, based upon our current operating plan, there is substantial doubt about our ability to continue as a going concern for at least one year from the date that our financial statements were issued. Our ability to continue as a going concern depends on our ability to complete additional licensing or business development transactions, raise additional capital through the sale of equity or debt securities to support our future operations or the completion of a transaction consistent with the strategic alternatives that we are exploring. If we are unable to secure additional capital, we may be required to curtail our research and development initiatives, take additional measures to reduce costs or file for bankruptcy.

Our net losses were $49.8 million and $27.3 million for the years ended December 31, 2024 and 2023. As of December 31, 2024, we had working capital deficit and an accumulated deficit of approximately $13.3 million and $195.3 million, respectively.

Financial Overview

Revenue and Cost of Revenue

Revenue is mostly earned from the sale of our products, Mydcombi and clobetasol propionate. The first commercial sale of Mydcombi occurred on August 3, 2023 and the first sale of clobetasol propionate occurred on October 4, 2024, both as part of a targeted launch.

Cost of sales consisted mostly of the cost of the production of the products that were sold, but also write downs of our inventory to their net realizable value.

Research and Development Expenses

Research and development expenses are incurred in connection with the research and development of our microdose therapeutics and consist primarily of contract service expenses. Given where we are in our life cycle, we do not separately track research and development expenses by project. Our research and development expenses consist of:

●	direct clinical and non-clinical expenses, which include expenses incurred under agreements with contract research organizations, contract manufacturing organizations, and costs associated with preclinical activities, development activities and regulatory activities;
●	personnel- related expenses, which include expenses related to consulting agreements with individuals that have since entered into employment agreements with us as well as salaries, non-cash stock-based compensation and other compensation of employees that is attributable to research and development activities; and
●	facilities and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, marketing, insurance and other supplies used in research and development activities.

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

Results of Operations

Year Ended December 31, 2024 Compared with Year Ended December 31, 2023

Revenue and Cost of Revenue

Revenue for the year ended December 31, 2024 totaled $57,336, which was offset by cost of revenues of $3,927,228. Write-down of inventories to net realizable value for the year ended December 31, 2024 totaled approximately $3.9 million, compared to $12,218 for the year ended December 31, 2023. The $3.9 million was comprised of $0.4 million of adjustments to bring the inventory to list price or net realizable value, a $0.4 million additional write-down of short-dated inventory to net realizable value, and $3.1 million of write-downs of commercial inventory due to the uncertainty associated with the Company’s clobetasol propionate and Mydcombi products and its exploration of strategic alternatives.

Revenue for the year ended December 31, 2023 totaled $3,787, which was offset by cost of revenues of $16,005.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2024 totaled $14.5 million, an increase of $1.5 million, or 11.5%, as compared to $13.0 million recorded for the year ended December 31, 2023. Research and development expenses consisted of the following:

	For the Year Ended
	December 31,
	2024	2023
Salaries and benefits	$6,215,323	$6,869,585
Direct clinical and non-clinical expenses	3,072,416	714,995
Supplies and materials	2,195,608	1,762,676
Depreciation expense	1,112,463	776,479
Facilities expenses	834,406	1,442,001
Non-cash stock based compensation expenses	623,049	839,038
Other expenses	409,457	571,058
Total research and development expenses	$14,462,722	$12,975,832

The increase in direct clinical and non - clinical expenses was primarily due to increased clinical studies costs in connection with the reacquisition of the CHAPERONE license, a reduction in reimbursements from Arctic Vision for GEN - 2 development costs due to GEN - 2 development nearing completion, and R&D work on GEN - 2 formulations for Mydcombi. The increase in supplies and materials was primarily due to the reduction of engineering cost reimbursements from B+L in connection with the reacquisition of the CHAPERONE license from B+L. The increase in depreciation expense was primarily due to a new manufacturing line placed in service during fiscal year 2023. The decrease in personnel - related expenses was primarily due to a decrease in accrued bonuses and amortization period for older equity grants and forfeitures during fiscal year 2024. The decrease in other expenses was primarily due to the decrease in temporary staff compared to 2023 while in the process of hiring permanent employees. terminations in fiscal year 2024. The decrease in facilities expenses was primarily due to lower facilities and manufacturing startup costs incurred in 2024 compared to 2023. The decrease in non - cash stock - based compensation was primarily due to the ending of the amortization period for older equity grants and forfeitures during fiscal year 2024. The decrease in other expenses was primarily due to the decrease in temporary staff compared to 2023 while in the process of hiring permanent employees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2024 totaled $14.3 million, an increase of $1.9 million, or 15.0%, as compared to $12.4 million recorded for the year ended December 31, 2023. Selling, general and administrative expenses consisted of the following:

	For the Year Ended
	December 31,
	2024	2023
Salaries and benefits	$5,226,885	$3,964,522
Professional fees	2,967,185	2,870,946
Non-cash stock based compensation	1,081,224	1,658,852
Insurance expense	853,434	933,284
Other	801,676	175,515
Sales and marketing	747,349	1,097,402
Investor relations	662,126	398,273
FDA PDUFA fees	564,311	104,183
Travel, lodging and meals	535,115	305,270
Facilities expense	485,059	494,823
Director fees and expense	408,750	415,326
Total selling, general and administrative expenses	$14,333,114	$12,418,396

The increase in personnel-related expenses was primarily due to new staff additions related to commercialization efforts into fiscal year 2024. The increase in professional fees was primarily due to the short-term need for temporary staff while in the process of hiring permanent employees and increased costs due to additional SEC filings in 2024. The increase in regulatory expenses was primarily due to the FDA Prescription Drug User Fee Act (“PDUFA”) fees for Mydcombi and clobetasol propionate in 2024. The increase in investor relations costs during 2024 was primarily due to increased filings and shareholder communications related to our January 2025 special meeting of shareholders. The increase in travel, lodging and meals was primarily due to increased travel by the sales team to promote Mydcombi and clobetasol propionate. The decrease in non-cash stock-based compensation was primarily due to the ending of the amortization period for older equity grants and forfeitures during fiscal year 2024. The decrease in sales and marketing was primarily due to the decrease in expenditure on conferences and conference exhibits and meetings in fiscal year 2024. The decrease in insurance expense was primarily due to a reduction in D&O insurance premiums from 2023. The increase in other expenses was primarily due to foreign tax and development of our pharmacy network in fiscal year 2024.

Reacquisition of License Rights

Reacquisition of license rights for the year ended December 31, 2024 totaled $4.9 million, compared to no expense for the year ended December 31, 2023. The $4.9 million is comprised of the aggregate $5.0 million of payments ($2.0 million of cash and $3.0 million settled in common stock) to B+L in connection with the reacquisition of the Bausch Licensed Product (which we are recording as an operating expense), partially offset by $0.1 million allocated to the repurchase of equipment.

Asset Impairments

Asset impairments expense for the year ended December 31, 2024 was $11.2 million, compared to no expense for the year ended December 31, 2023. Uncertainty associated with our business and our exploration of our strategic options has led us to record impairments of our intangible assets of $6.1 million, property and equipment of $2.5 million, equipment deposits of $0.7 million, prepaid expenses of $0.7 million, operating lease right-of-use asset of $0.4 million, deferred clinical supply costs of $0.4 million and other assets of $0.4 million.

Other Income (Expense)

Total other expense for the year ended December 31, 2024 was approximately $1.1 million, a decrease of $0.8 million, compared to approximately $1.9 million for the year ended December 31, 2023. Total other expense for the year ended December 31, 2024 primarily consisted of approximately $2.5 million of interest expense related to the Avenue loan, partially offset by $1.2 million of changes in fair value of equity consideration (the equity payable for the B+L and Formosa transactions) and $0.2 million of interest income, primarily from Treasury bills. Total other expense for the year ended December 31, 2023, primarily consisted of approximately $2.4 million of interest expense related to the Avenue loan and $0.4 million for the potential replacement cost for returned products, primarily offset by $0.2 million of income from the sale of clinical supplies and $0.7 million of interest income, mainly from Treasury bills.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	December 31,
	2024	2023
Cash and Cash Equivalents	$2,121,463	$14,849,057

Working Capital	$(13,279,008)	$11,176,336

Notes Payable (Gross)	$10,740,402	$15,637,500

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds received in equity and debt financings. At December 31, 2024, our accumulated deficit since inception was $195.3 million. As of December 31, 2024, we had a cash and cash equivalents balance of $2.1 million, a working capital deficit of approximately $13.1 million and stockholders’ deficiency of $12.7 million. As of December 31, 2024 and December 31, 2023, we had $10.7 million and $15.6 million, respectively, of gross debt outstanding.

During the years ended December 31, 2024 and 2023, our sources and uses of cash were as follows:

Net cash used in operating activities for the year ended December 31, 2024 was approximately $30.1 million, which includes cash used to fund a net loss of $49.8 million, increased by $0.3 million of net cash used by changes in the levels of operating assets and liabilities, partially offset by $20.0 million of non-cash expenses. Net cash used in operating activities for the year ended December 31, 2023 was approximately $23.8 million, which includes cash used to fund a net loss of $27.3 million, increased by $1.5 million of net cash used by changes in the levels of operating assets and liabilities, partially offset by $4.9 million of non-cash expenses.

Net cash used in investing activities for the year ended December 31, 2024 was approximately $0.2 million, which was primarily related to the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2023 was approximately $4.0 million, which includes $2.9 million attributable to purchases of property and equipment and $1.1 million attributable to the license agreement with Formosa.

Net cash provided by financing activities for the year ended December 31, 2024 totaled approximately $17.6 million, which was primarily attributable to $17.0 million of net proceeds from the sale of common stock and warrants in equity offerings and, $6.1 million of net proceeds from the sale of common stock in our “at-the-market” offering, partially offset by $5.5 million from the repayment of notes payable. Net cash provided by financing activities for the year ended December 31, 2023 totaled approximately $19.8 million, which was primarily attributable to $10.9 million of net proceeds from the sale of common stock and warrants from an equity offering, $4.6 million of net proceeds from the sale of common stock in our at-the-market offering and $4.9 million of net proceeds from the credit facility with Avenue, partially offset by $0.6 million from the repayment of notes payable.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $5.5 million to settle our December 31, 2024 accounts payable, accrued expenses and other current liabilities, (b) $0.6 million relating to our non-cancelable operating lease commitments, and (c) $10.7 million of gross payments due under our notes payable and convertible notes payable (if not previously converted).

After the next twelve months we have commitments to pay (a) $0.7 million relating to our non-cancelable operating lease commitments.

Avenue Loan and Security Agreement

As discussed in Note 8 – Notes Payable and Convertible Notes Payable, on November 22, 2022, we entered into the Loan and Security Agreement with Avenue, for an aggregate principal amount of up to $15,000,000. The initial tranche of the Loan and Security

Agreement was $10,000,000. On May 22, 2023, pursuant to the Loan and Security Agreement, we received an additional tranche of debt funding in the amount of $5,000,000. The Avenue Loan bears interest at an annual rate equal to the greater of (A) 7.0% and (B) the prime rate as reported in The Wall Street Journal plus 4.45%. The Avenue Loan maturity date is November 1, 2025. The additional funding triggered the extension of the interest-only period from the original 12 months to 18 months (through May 2024) for the entire outstanding balance due under the Loan and Security Agreement (initial and additional tranches).

Following the interest-only period, we will make equal monthly payments of principal until the maturity date, plus interest. We must also make a final payment equal to 4.25% of the initial and additional tranches, amounting to a premium of $637,500 on the aggregate borrowing. If we prepay the Avenue Loan, we will be required to pay a prepayment fee of 2% if the Avenue Loan is prepaid during the second year and 1% if the Avenue Loan is repaid during the third year.

On November 22, 2024, we entered into an amendment of the Avenue Loan whereby the Lender agreed to defer principal and interest payments on the amounts outstanding until March 2025.

On February 21, 2025, we entered into a second amendment of the Avenue Loan whereby the Lender agreed to defer principal and interest payments on amounts outstanding until the end of September 2025. Deferred interest will accrue on the outstanding principal amount at the interest rate stated in the original Avenue Loan. Pursuant to the amendment, up to $10,000,000 of the principal amount outstanding may be converted at the option of the Lender into shares of our common stock at a conversion price of $1.68 per share, subject to typical anti - dilution adjustments

The Avenue Loan requires us to make and maintain representations and warranties and other agreements that are customary in Loan agreements of this type. The Avenue Loan is secured by all of our assets globally, including intellectual property. The Avenue Loan also contains customary events of default, including non-payment of principal or interest, violations of covenants, bankruptcy and material judgments. Upon the occurrence of an event of default, all interest and principal will be accelerated and immediately become due and payable. In addition, Avenue will have the right to exercise any other right or remedy provided by applicable law.

Going Concern

As of December 31, 2024, we had cash and cash equivalents of approximately $2.1 million and an accumulated deficit of approximately $195.3 million. For the years ended December 31, 2024 and 2023, we incurred net losses of approximately $49.8 million and $27.3 million, respectively, and used cash in operations of approximately $30.1 million and $23.8 million, respectively. We do not have recurring revenue and have not yet achieved profitability. We expect to continue to incur cash outflows from operations. These circumstances raise substantial doubt about our ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of our plans and our ability to continue as a going concern will depend upon our ability to generate sufficient recurring revenues, ability to raise further capital, through the sale of additional equity or debt securities or the completion of a transaction consistent with the strategic alternatives that we are exploring or otherwise, to support our future operations.

Our operating needs include the planned costs to operate our business, including amounts required to fund working capital and capital expenditures. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement our product and service offerings. If we are unable to generate sufficient recurring revenues, secure additional capital, or the completion of a transaction consistent with the strategic alternatives that we are exploring. we may be required to curtail our research and development initiatives, take additional measures to reduce costs in order to conserve our cash or file for bankruptcy.

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

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. generally accepted accounting principles, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Based on his evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2024, our disclosure controls and procedures were designed to, and were effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework, our principal executive officer and principal financial and accounting officer has concluded that our internal control over financial reporting was ineffective as of December 31, 2024.

Specifically, management’s conclusion was based on the following material weaknesses which existed as of December 31, 2024:

●	We failed to properly design and implement effective controls over the accounting for certain significant and complex, non-routine transactions and events. Specifically, the Company failed to properly account for the fair value of common equity shares issued in relation to the consideration for licensing agreements and debt modification.
●	We failed to properly design and implement effective controls over identifying and recording impairments of Right-of-Use (ROU) assets. Specifically, we determined that the controls designed to review and approve the impairment analysis for ROU assets were not adequately designed or operating effectively. This deficiency resulted from a lack of sufficient precision in our control activities to properly account for the impairment of ROU assets and to appropriately measure the impairment loss.

 A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

 Notwithstanding the existence of the material weaknesses as described above, we believe that the financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Remediation Plan

 Our management is committed to taking further action and implementing necessary enhancements or improvements, including those necessary to address the material weaknesses cited above. However, the material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Information required by this Item concerning our directors is incorporated by reference from the sections captioned “Election of Directors” and “Corporate Governance Matters” contained either in our proxy statement related to the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) or an amendment to this Form 10-K, which we intend to file with the SEC within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K.

The information required by this Item concerning our Audit Committee is incorporated by reference from the section captioned “Corporate Governance Matters —Board Committees—Audit Committee” contained in our 2025 Proxy Statement or an amendment to this Form 10-K.

We have adopted a code of business conduct and ethics relating to the conduct of our business by all of our employees, executive officers, and directors. The policy is posted on our website, www.eyenovia.com.

The information required by this Item concerning our executive officers is incorporated by reference from the section captioned “Executive Officers” contained in our 2025 Proxy Statement or an amendment to this Form 10-K.

The information required by this Item concerning compliance with Section 16(a) of the Exchange Act is incorporated by reference from the section captioned “Delinquent Section 16(a) Reports” contained in our 2025 Proxy Statement or an amendment to this Form 10-K.

Item 11.   Executive Compensation.

The information required by this Item is incorporated by reference to the information under the sections captioned “Executive Compensation,” and “Director Compensation” contained in our 2025 Proxy Statement or an amendment to this Form 10-K.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2024 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Equity Compensation Plan Information

Weighted-
		average	Number of securities
	Number of securities	exercise price	remaining available for
	to be issued upon	of outstanding	future issuance under
	exercise of	options,	equity compensation plans
	outstanding options,	warrants and	(excluding securities
	warrants, and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2014 Equity Incentive Plan, as amended	8,889	$280.41	—
Amended and Restated 2018 Omnibus Stock Incentive Plan	66,886	209.50	14,227
Equity compensation plans not approved by security holders	—	—	—
Total	75,775	$217.82	14,227

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” contained in our 2025 Proxy Statement or an amendment to this Form 10-K.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to the information under the section captioned “Certain Relationships and Related-Party Transactions” and “Corporate Governance Matters” contained in our 2025 Proxy Statement or an amendment to this Form 10-K.

Item 14.   Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to the information under the section captioned “Audit Committee Report” contained in our 2025 Proxy Statement or an amendment to this Form 10-K.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this report:
1.	Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2.	Financial Statement Schedules:

None.

3.	Exhibits Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.1.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024

3.1.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 31, 2025

3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022

4.1	Description of Securities		-		Filed herewith

4.2	Form of Class B Warrant Issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

4.3	Warrant Amendment Agreement, dated June 28, 2024	8-K	001-38365	10.3	July 1, 2024

4.4	Form of Warrant Issued on May 7, 2021	8-K	001-38365	4.1	May 10, 2021

4.5	Form of Warrant Issued on July 1, 2024	8-K	001-38365	4.1	July 1, 2024

4.6	Form of Warrant Issued on September 30, 2024	8-K	001-38365	4.1	September 30, 2024

4.7	Amendment No. 1 to Warrant Issued on September 30, 2024, dated December 9, 2024		--		Filed herewith

4.8	Form of Warrant Issued on November 26, 2024	8-K	001-38365	4.1	November 26, 2024

4.9	Amendment No. 1 to Warrant Issued on November 26, 2024, dated December 9, 2024		-		Filed herewith

4.10	Form of Warrant Issued on December 9, 2024	8-K	001-38365	4.1	December 9, 2024

4.11	Form of Series A Warrant Issued on January 17, 2025	8-K	001-38365	4.1	January 16, 2025

4.12	Form of Series B Warrant Issued on January 17, 2025	8-K	001-38365	4.2	January 16, 2025

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.1.1#	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	10-Q	001-38365	10.24	August 14, 2020

10.1.2#	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020

10.1.3#	Amendment No. 2 to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated September 14, 2021	10-Q	001-38365	10.2	November 12, 2021

10.4#	License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

10.5#	Amendment No. 1 to License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated September 14, 2021	10-Q	001-38365	10.1	November 12, 2021

10.6#	Mutual Termination and Reassignment, dated January 12, 2024, by and between Eyenovia, Inc and Bausch + Lomb Ireland Limited	10-K	001-38365	10.38	March 18, 2024

10.8#	License Agreement, dated August 15, 2023, by and between Eyenovia, Inc. and Formosa Pharmaceuticals, Inc.	10-Q	001-38365	10.1	November 13, 2023

10.9	Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.30	March 31, 2023

10.10	Supplement to the Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.31	March 31, 2023

10.11	Subscription Agreement, dated November 22, 2022, by and among Eyenovia, Inc., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.32	March 31, 2023

10.15*#	Employment Agreement, dated July 26, 2022, by and between Eyenovia, Inc, and Michael Rowe	10-Q	001-38365	10.2	August 11, 2022

10.17*	Employment Agreement, dated December 19, 2022, by and between Eyenovia, Inc. and Bren Kern	10-K	001-38365	10.33	March 31, 2023

10.18*	Non-Employee Director Compensation Policy, as amended	10-Q	001-38365	10.1	November 14, 2022

10.19*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.14	August 14, 2019

10.20*	Form of Nonqualified Stock Option Agreement	S-8	333-233278	10.15	August 14, 2019

10.21*	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan, as Amended	8-K	001-38365	10.1	June 27, 2023

10.22*	Form of Restricted Stock Unit Agreement	10-K/A	001-38365	10.34	May 1, 2023

10.23*	Form of Notice of Inducement Stock Option Grant	10-Q	001-38365	10.7	November 12, 2024

10.24*	Form of Indemnification and Advancement Agreement	10-Q	001-38365	10.8	November 12, 2024

10.25#	Amended and Restated Sales Agreement, dated December 30, 2024, by and between Eyenovia, Inc. and Chardan Capital Markets, LLC	8-K	001-38365	1.1	December 30, 2024

10.26	Inducement Letter, dated January 16, 2025	8-K	001-38365	10.1	January 16, 2025

19.1	Insider Trading Policy		--	Filed herewith

23.1	Consent of Marcum LLP		--	Filed herewith

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		--	Filed herewith

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		--	Filed herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		--	Filed herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-38365	March 18, 2024

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2024 and 2023; (ii) Statements of Operations for the Years Ended December 31, 2024 and 2023; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024 and 2023; (iv) Statements of Cash Flows for the Years Ended December 31, 2024 and 2023; and (v) Notes to Financial Statements		--	Filed herewith

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101		--	Filed herewith
*	Management contract or other compensatory plan.
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

EYENOVIA, INC.

Date: April 15, 2025	By:	/s/ Michael Rowe
Michael Rowe
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Rowe	Chief Executive Officer	April 15, 2025
Michael Rowe	(Principal Executive and Financial and Accounting Officer) and Director

/s/ Tsontcho Ianchulev	Director	April 15, 2025
Tsontcho Ianchulev

/s/ Rachel Jacobson	Director	April 15, 2025
Rachel Jacobson

/s/ Charles E. Mather IV	Director	April 15, 2025
Charles E. Mather IV

/s/ Ram Palanki	Director	April 15, 2025
Ram Palanki

/s/ Ellen Strahlman	Director	April 15, 2025
Ellen Strahlman

/s/ Michael Geltzeiler	Director	April 15, 2025
Michael Geltzeiler

EYENOVIA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Eyenovia, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Eyenovia, Inc. (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, changes in stockholders’ (deficiency) equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

April 15, 2025

EYENOVIA, INC.

Balance Sheets

	December 31,
	2024	2023
Assets

Current Assets
Cash and cash equivalents	$2,121,463	$14,849,057
Inventories	—	109,798
Deferred clinical supply costs	—	4,256,793
License fee and expense reimbursements receivable	24,827	123,833
Security deposits, current	14,968	1,506
Prepaid expenses and other current assets	605,941	1,365,731
Total Current Assets	2,767,199	20,706,718

Property and equipment, net	—	3,374,384
Security deposits, non-current	182,200	197,168
Intangible assets	—	2,122,945
Operating lease right-of-use asset	718,360	1,666,718
Equipment deposits	—	711,441
Total Assets	$3,667,759	$28,779,374

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$2,199,768	$1,753,172
Accrued compensation	144,161	1,658,613
Accrued expenses and other current liabilities	3,178,513	287,928
Operating lease liabilities - current portion	575,163	501,250
Notes payable - current portion, net of debt discount of $527,870 and $503,914 as of December 31, 2024 and 2023, respectively	5,212,532	5,329,419
Convertible notes payable - current portion, net of debt discount of $263,930 and $0 as of December 31, 2024 and 2023, respectively	4,736,070	—

Total Current Liabilities	16,046,207	9,530,382

Operating lease liabilities - non-current portion	717,504	1,292,667
Notes payable - non-current portion, net of debt discount of $0 and $448,367 as of December 31, 2024 and 2023, respectively	—	4,355,800
Convertible notes payable - non-current portion, net of debt discount of $0 and $398,569 as of December 31, 2024 and 2023, respectively	—	4,601,431

Total Liabilities	16,763,711	19,780,280

Commitments and contingencies (Note 9)

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and 2023
Common stock, $0.0001 par value, 300,000,000 shares authorized; 1,506,369 and 569,409 shares issued and outstanding as of December 31, 2024 and 2023, respectively	151	57
Additional paid-in capital	182,213,889	154,490,596
Accumulated deficit	(195,309,992)	(145,491,559)

Total Stockholders’ Equity	(13,095,952)	8,999,094

Total Liabilities and Stockholders’ Equity	$3,667,759	$28,779,374

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Operations

	For the Years Ended
	December 31,
	2024	2023
Operating Income
Revenue	$57,336	$3,787
Cost of revenue	(3,927,228)	(16,005)
Gross Profit	(3,869,892)	(12,218)

Operating Expenses:
Research and development	14,462,722	12,975,832
Selling, general and administrative	14,333,114	12,418,396
Reacquisition of license rights	4,864,600	—
Asset impairments	11,207,897	—
Total Operating Expenses	44,868,333	25,394,228

Loss From Operations	(48,738,225)	(25,406,446)

Other (Expense) Income:
Other expense	(90,601)	(176,411)
Change in fair value of equity consideration payable	1,240,800	—
Interest expense	(2,484,431)	(2,371,851)
Interest income	254,024	693,612
Total Other Expense	(1,080,208)	(1,854,650)

Net Loss	$(49,818,433)	$(27,261,096)

Net Loss Per Share - Basic and Diluted	$(59.81)	$(53.15)

Shares Outstanding - Basic and Diluted	832,997	512,912

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Changes in Stockholders’ (Deficiency) Equity

	For the Years Ended December 31, 2024 and 2023
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency) Equity

Balance - January 1, 2023	458,362	$46	$135,464,982	$(118,230,463)	$17,234,565
Issuance of common stock and warrants in registered direct offering [1][5]	52,482	5	10,886,109	—	10,886,114
Issuance of common stock as consideration for licensing agreement [2]	6,097	1	999,999	—	1,000,000
Exercise of pre-funded stock warrants	28,162	3	22,526	—	22,529
Issuance of common stock in At the Market Program [3]	23,326	2	4,591,890	—	4,591,892
Cashless exercise of stock options	259	—	—	—	—
Exercise of stock options	125	—	27,200	—	27,200
Stock-based compensation	—	—	2,497,890	—	2,497,890
Issuance of common stock related to vested restricted stock units	596	—	—	—	—
Warrant modification - incremental value [4]	—	—	1,738,700	—	1,738,700
Warrant modification - in issuance costs for registered direct offering [5]	—	—	(1,738,700)	—	(1,738,700)
Net loss	—	—	—	(27,261,096)	(27,261,096)
Balance - December 31, 2023	569,409	57	154,490,596	(145,491,559)	8,999,094
Issuance of common stock in At the Market Program [6]	70,381	7	6,047,362	—	6,047,369
Issuance of common stock as consideration for licensing agreement [7]	7,668	1	436,808	—	436,809
Issuance of common stock as consideration for reacquisition of licensing agreement [8]	28,742	3	2,322,388	—	2,322,391
Issuance of common stock and warrants in offerings [9]	653,493	66	17,011,256	—	17,011,322
Exercise of pre-funded stock warrants	152,905	15	1,208	—	1,223
Warrant modification and additional warrants - incremental value [10]	—	—	2,868,000	—	2,868,000
Warrant modification and additional warrants - in issuance costs for offering [11]	—	—	(2,868,000)	—	(2,868,000)
Issuance of common stock as consideration for modification of loan agreement	23,771	2	199,998	—	200,000
Stock-based compensation	—	—	1,704,273	—	1,704,273
Net loss	—	—	—	(49,818,433)	(49,818,433)
Balance - December 31, 2024	1,506,369	$151	$182,213,889	$(195,309,992)	$(13,095,952)

[1] Includes gross proceeds of $11,977,468 less total cash issuance costs of $1,091,354.

[2] Shares issued as partial consideration for License Agreement with Formosa Pharmaceuticals Inc.

[3] Includes gross proceeds of $4,733,909 less total issuance costs of $142,017.

[4] Warrant originally granted in the March 2022 offering was modified in connection with the registered direct offering

[5] Warrant modification in connection with registered direct offering accounted for as a non-cash issuance cost of the registered direct offering, but is presented on a separate line item for clarity.

[6] Includes gross proceeds of $6,234,402 less total issuance costs of $187,033.

[7] Shares issued as partial consideration for License Agreement with Formosa Pharmaceuticals Inc.

[8] Shares issued as partial consideration for reversion of License Agreement with Bausch & Lomb Ireland Limited.

[9] Includes gross proceeds of $19,385,015, less total cash issuance costs of $2,373,693.

[10] Offering includes modification of warrants and additional warrants in the July 2024 offering.

[11] Non-cash warrant modification and additional warrants issuance costs related to one of the offerings are shown on a separate line item for clarity.

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Cash Flows

	For the Years Ended
	December 31,
	2024	2023
Cash Flows From Operating Activities
Net loss	$(49,818,433)	$(27,261,096)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation	1,704,273	2,497,890
Change in fair value of equity consideration payable	(1,240,800)	—
Depreciation of property and equipment	1,128,449	783,208
Amortization of debt discount	759,049	681,860
Asset impairments	11,207,897	—
Write-down of inventories to net realizable value	3,085,450	12,218
Provision for returned clinical supplies	—	400,000
Reacquisition of license rights	2,864,600	—
Non-cash rent expense	528,359	529,311
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	554,020	434,128
License fee and expense reimbursement receivables	99,006	1,059,953
Deferred clinical supply costs	868,328	(2,271,862)
Inventories	—	(122,016)
Security and equipment deposits	1,506	1,750
Accounts payable	446,596	324,889
Accrued compensation	(1,514,452)	(88,578)
Accrued expenses and other current liabilities	(293,579)	(315,148)
Lease liabilities	(501,250)	(503,046)
Net Cash Used In Operating Activities	(30,120,981)	(23,836,539)

Cash Flows From Investing Activities
Purchases of property and equipment	(161,477)	(2,847,592)
Investment in intangible asset	—	(1,122,945)
Net Cash Used In Investing Activities	(161,477)	(3,970,537)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in offerings [1] [2]	19,385,015	11,977,468
Payment of offerings issuance costs	(2,373,693)	(1,091,354)
Proceeds from sale of common stock in At the Market Program	6,234,402	4,733,909
Payment of issuance costs for At the Market Program	(187,033)	(142,017)
Proceeds from exercise of stock options	—	27,200
Proceeds from exercise of stock warrants	1,223	22,529
Proceeds from note payable and equity issued to Avenue	—	5,000,000
Payment of issuance costs for notes issued to Avenue	—	(125,982)
Repayments of notes payable	(5,505,050)	(609,140)

Net Cash Provided By Financing Activities	17,554,864	19,792,613

Net Decrease in Cash and Cash Equivalents	(12,727,594)	(8,014,463)

Cash and Cash Equivalents - Beginning of Period	14,849,057	22,863,520

Cash and Cash Equivalents - End of Period	$2,121,463	$14,849,057

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

Statements of Cash Flows, continued

	For the Years Ended
	December 31,
	2024	2023
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$1,622,479	$1,690,548

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$505,050	$609,140
Accrual for intangible asset milestone obligation	$2,000,000	$—
Reclassification of deferred clinical supply costs to inventories	$2,975,652	$—
Right-of-use assets and lease liabilities recognized upon lease renewal	$—	$904,437
Vendor deposits applied to purchases of property and equipment	$—	$14,885
Original issue discount on notes payable	$—	$212,500
Warrant modification and additional warrants - incremental value	$2,868,000	$1,738,700
Issuance of common stock as consideration for licensing agreement	$—	$1,000,000
Cashless exercise of stock options	$—	$2
Common stock issued as consideration for licensing agreement	$436,809	$—
Common stock issued as consideration for reacquisition of licensing agreement	$2,322,391	$—
Common stock issued in consideration for equipment received in conjunction with licensing agreement	$(135,400)	$—
Common stock issued as consideration for modification of loan agreement	$200,000	$—
Interest expense added to note principal	$102,902	$—
Issuance of common stock related to vested restricted stock units	$—	$4

[1] For 2023, includes gross proceeds of $11,977,468, of which $4,168,011 is pre-funded warrants.

[2] For 2024, includes gross proceeds of $19,385,015, of which $1,240,926 is pre-funded warrants.

The accompanying notes are an integral part of these financial statements.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Eyenovia, Inc., (“Eyenovia” or the “Company”) is an ophthalmic technology company developing a proprietary Optejet® topical ophthalmic medication dispensing platform. In November 2024, the Company received a negative clinical trial result in their development-stage drug-device combination product, MicroPine. As a result, the Company restructured, minimized expenses and engaged with an investment bank to explore strategic options in order to maximize shareholder value. The Company has paused the national sales roll-out of its products clobetasol propionate and Mydcombi® until additional funding can be obtained. At the same time, the Company accelerated development efforts relating to the Optejet.

Basis of Presentation

On January 31, 2025, the Company effected a reverse stock split of its common stock at a ratio of 1–for-80 (the “Reverse Split”). Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented (see Note 15 – Subsequent Events - Reverse Stock Split)

Note 2 – Summary of Significant Accounting Policies And Going Concern

Going Concern

As of December 31, 2024, the Company had unrestricted cash and cash equivalents of approximately $2.1 million and an accumulated deficit of approximately $195.3 million. For the years ended December 31, 2024 and 2023, the Company incurred net losses of approximately $49.8 million and $27.3 million, respectively, and used cash in operations of approximately $30.1 million and $23.8 million, respectively. The Company does not have recurring revenue and has not yet achieved profitability. The Company expects to continue to incur cash outflows from operations for the near future. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to generate sufficient recurring revenues, the Company’s ability to raise further capital, through the sale of additional equity or debt securities or the completion of a transaction consistent with the strategic alternatives that we are exploring or otherwise, to support its future operations.

The Company’s operating needs include the planned costs to operate its business, including amounts required to fund working capital and capital expenditures. The Company’s future capital requirements and adequacy of its available funds will depend on many factors, including the Company’s ability to execute a strategic partnership or merger, ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies, or acquire other companies or technologies to enhance or complement its product and service offerings. If the Company is unable to generate sufficient recurring revenues or secure additional capital, it may be required to curtail its research and development initiatives, take additional measures to reduce costs in order to conserve its cash or file for bankruptcy.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

See Note 2 - Summary of Significant Accounting Policies — Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2024 and 2023, the Company had Treasury bills with original maturity dates of three months or less in the amount of $0 and $5,450,118 respectively.

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of December 31, 2024 and 2023, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $1,658,188 and $14,243,870, respectively.

Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation, amortization and impairments, which is recorded commencing at the in-service date using the straight-line method at rates sufficient to charge the cost of depreciable assets to operations over their estimated useful lives, which range from 1 to 10 years. Leasehold improvements are amortized over the lesser of (a) the useful life of the asset; or (b) the remaining lease term. Maintenance and repairs are charged to operations as incurred. The Company capitalizes costs attributable to the betterment of property and equipment when such betterment extends the useful life of the assets. Vendor deposits toward the purchase of property and equipment are reflected as equipment deposits on the accompanying balance sheets. The Company commences depreciation of assets when they are placed in service.

Impairment of Long-lived Assets

The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company recorded $11,207,897 in impairment losses during the year ended December 31, 2024, of which $9,797,198 was for the Company’s long-lived assets consisting of $6,122,945 of intangible assets, $3,254,254 of property and equipment, which includes $711,441 of equipment deposits, and $420,000 of operating lease right-of-use assets. The Company did not record any impairment losses during the year ended December 31, 2023.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as selling, general and administrative expenses in the statements of operations.

Revenue Recognition

The Company’s revenues are generated primarily through product sales or research, development and commercialization agreements. The terms of such agreements may contain multiple promised goods and services, which may include (i) licenses to its intellectual property, and (ii) in certain cases, payment in connection with the manufacturing and delivery of clinical supply materials. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; milestone payments; payments for clinical product supply, and royalties on future product sales.

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

During the years ended December 31, 2024 and 2023, the Company recognized revenue primarily from the following type of contract:

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Milestone Payments

The Company may receive up to $37.7 million in milestone payments in connection with the Arctic Vision License Agreement, as amended, based on various development and regulatory milestones, including the initiation of clinical research and regulatory approvals in Greater China and South Korea, related to the filing of marketing authorization applications of approximately $13.2 million and the receipt of regulatory approvals of approximately $24.5 million. It is currently unknown when the remaining milestones related to the performance obligations will be achieved.

Royalty Payments

Arctic Vision also will purchase its supply of MicroPine, MicroLine and MicroStat from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned through December 31, 2024. The Company will pay a percentage in the range from 30% to 40% of such payments, royalties, or net proceeds of such supply to Senju pursuant to the Senju License Agreement. See Note 10—Related Party Transactions—Senju License Agreement for additional details.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Pursuant to the Letter Agreement, the Company paid Bausch + Lomb an upfront payment of $ 2.0 million in cash on January 22, 2024. The Company recorded this amount as an operating expense. In connection with the entry into the Letter Agreement, the Company also agreed to issue Bausch + Lomb $ 3.0 million in shares of the Company’s common stock, following the Regulatory Transfer Date (the “Transfer Date”). On April 11, 2024, the Transfer Date, the transfer of the rights and certain assets relating to the CHAPERONE trial from Bausch + Lomb to the Company, was completed. On May 3, 2024, the Company issued Bausch + Lomb 28,742 shares of the Company’s common stock (calculated pursuant to the Letter Agreement at $3.0 million using a thirty-day volume-weighted average price on April 11, 2024, but valued at $2.3 million on the May 3, 2024 settlement date, resulting in a $0.7 million change in fair value of the equity consideration payable), in satisfaction of its obligations pursuant to the Letter Agreement.

Pursuant to the Side Letter (see Note 10 – Commitments and Contingencies - Defective Clinical Supply), the Company agreed to pay approximately $0.5 million to Bausch + Lomb related to the defective clinical supply. It was also agreed that the Company will receive approximately $0.25 million from Bausch + Lomb to fund the vendor hold back liability that will be due upon completion of the CHAPERONE study. In addition, the Company purchased $0.5 million of clinical supplies from Bausch + Lomb in April 2024.

Clinical Supply Arrangements

Bausch + Lomb and Arctic Vision had contracted with the Company to manufacture and supply them with the appropriate drug-device combination products to conduct their clinical trials on a cost plus 10% mark-up basis. Based on the Letter Agreement with Bausch + Lomb referenced above, the arrangement with Bausch + Lomb is terminated. The arrangement with Arctic Vision is still in place. The Company’s licensing agreement with Arctic Vision represent collaborative arrangements and they are not a customer with respect to the clinical supply arrangements. The Company’s policy is to (a) defer the materials and manufacturing costs in order to properly match them up against the income from the clinical supply arrangements; and (b) report the net income from the clinical supply arrangements as other income. Deferred clinical supply costs were $0.0 million and $4.3 million at December 31, 2024 and 2023, respectively. Net income from the sale of clinical supplies was included in other income and amounted to $0.0 million and $0.2 million for the years ended December 31, 2024 and 2023, but a $0.4 million provision for possible product returns was also charged against the results for the year ended December 31, 2023. This provision was for the cost to replace or rework the defective clinical supply product. See Note 10 – Commitments and Contingencies – Defective Clinical Supply.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method. The cost of inventory that is sold to third parties is included within cost of sales. The Company will periodically review for slow-moving, excess or obsolete inventories.

Inventory is primarily comprised of drug-device combination products, which are available for commercial sale, as follows:

	December 31,
	2024	2023
Finished goods	$—	$30,683
Work-in-process	—	—
Raw materials	—	79,115
Total inventory	$—	$109,798

During the year ended December 31, 2024, the Company recorded a charge of approximately $3.1 million of inventories to cost of revenue in order to write down inventories to their net realizable value.

Intangible Assets

Intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, using the straight-line method or another method that more fairly represents the utilization of the assets.

The Company periodically evaluates the remaining useful lives of our intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that its carrying value may not, based on future undiscounted cash flows or market factors, be recoverable.

Operating Leases

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

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and the fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an option, the Company issues new shares of common stock out of the shares reserved for issuance under its equity plans. See Note 12 – Stockholders’ Equity – Stock Options for additional information related to estimating the fair value of stock options.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

	For the Years Ended
	December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(49,818,433)	$(27,261,096)

Denominator (weighted average quantities):
Common shares issued	830,569	498,848
Add: Prefunded warrants	—	13,025
Add: Undelivered vested restricted shares	2,428	1,038
Denominator for basic and diluted net loss per share	832,997	512,912

Basic and diluted net loss per common share	$(59.81)	$(53.15)

The following securities are excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	December 31,
	2024	2023
Warrants	1,166,017	136,581
Options	68,183	66,329
Convertible notes	29,096	29,096
Restricted stock units	4,611	1,325
Total potentially dilutive shares	1,267,907	233,331

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this standard but does not expect it to have a material impact on its financial statements.

In November 2024, The FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220 – 04). This update requires an entity to disclose more detailed information regarding expenses for the entity. The amendments require that at each interim and the annual reporting period, the entity must disclose amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas- producing activities. Including the amounts, the entity is required to disclose and qualitative description of the amounts remaining in relevant expense captions, and to disclose the total amount of selling expenses and the definition of selling

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

expenses. The amendments in this update should be applied prospectively to financial statements issued for reporting periods, and retrospectively to any prior periods presented in the financials. Although early adoption is permitted, the new guidance becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” These amendments require a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Public entities with a single reporting segment are required to provide both the new disclosures and all of the existing disclosures required under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU for the year ended December 31, 2024. Since this new ASU addresses only disclosures, the adoption of this ASU did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Note 3 – Prepaid Expenses and Other Current Assets

As of December 31, 2024 and 2023, prepaid expenses and other current assets consisted of the following:

	December 31,
	2024	2023
Payroll tax receivable	$288,705	$500,684
Prepaid insurance expenses	148,117	167,338
Prepaid general and administrative expenses	61,610	85,938
Prepaid patent expenses	49,967	48,409
Prepaid research and development expenses	26,996	421,056
Prepaid rent and security deposit	18,750	18,750
Other	10,688	—
Prepaid conference expenses	1,108	123,556
Total prepaid expenses and other current assets	$605,941	$1,365,731

As of December 31, 2024, the Company wrote off $710,820 of prepaid regulatory expenses, due to the uncertainty associated with the Company’s clobetasol propionate and Mydcombi products and its exploration of strategic alternatives.

Note 4 - Property and Equipment, Net

As of December 31, 2024 and 2023, property and equipment consisted of the following:

	December 31,
	2024	2023
Equipment	$4,013,211	$3,038,651
Leasehold improvements	1,788,537	1,754,779
	5,801,748	4,793,430
Less: impairment	(3,254,254)	—
Less: accumulated depreciation	(2,547,494)	(1,419,046)
Property and equipment, net	$—	$3,374,384

Equipment not yet placed in service	$—	$711,441

Depreciation expense was $1,128,449 and $783,208 for the years ended December 31, 2024 and 2023, respectively, of which $1,112,464 and $776,479, respectively, was included within research and development expenses and $15,985 and $6,729, respectively, was included in selling, general and administrative expenses in the accompanying statements of operations.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

As of December 31, 2023, the Company had $711,441 of outstanding deposits for equipment purchases, which are presented as non-current assets on the balance sheet. As of December 31, 2024, the Company impaired the $711,441 outstanding deposits due to the uncertainty associated with idling its manufacturing operations for Mydcombi.

Additionally, the Company impaired $3,254,254 of its remaining fixed assets due to the uncertainty associated with its operations and its exploration of strategic alternatives.

Note 5 – Intangible Assets

On August 15, 2023, the Company entered into a license agreement (the “Formosa License”) with Formosa Pharmaceuticals Inc. (“Formosa”), whereby the Company acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension, 0.05% (the “Formosa Licensed Product”), which was approved by the FDA for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Formosa Licensed Product. The Formosa License will remain in effect for ten years from the date of the first commercial sale of a Formosa Licensed Product, unless earlier terminated. The Company paid Formosa the aggregate amount of $2.0 million (the “Upfront Payment”), consisting of (a) cash in the amount of $1.0 million and (b) 6,097 shares of common stock, which is included in Intangible Assets on the accompanying balance sheet. The Company also capitalized $122,945 of transaction costs, which were primarily legal expenses. In addition to the Upfront Payment, the Company must pay Formosa up to $4.0 million upon the achievement of certain development milestones and up to $80.0 million upon the achievement of certain sales milestones. The trigger for the initial $2.0 million development milestone payments was FDA approval of the Formosa Licensed Product and the effective date of the acceptance by the Company of the transfer and assignment of the FDA approval. This occurred on March 14, 2024. Under the provisions of the Formosa License, the Company had 45 days from the effective date of acceptance of the transfer and assignment of FDA approval to make the payment half in cash and half in common stock, otherwise the payment due would revert to be fully in cash. The Company paid Formosa the aggregate amount of $2.0 million, consisting of (a) cash in the amount of $1.0 million on April 26, 2024 and (b) 7,668 shares of common stock on April 29, 2024 (calculated pursuant to the Formosa License using a five-day volume-weighted average price on March 14, 2024, but valued at $0.4 million on the April 29, 2024 settlement date, resulting in a $0.6 million change in fair value of the equity consideration payable), which was included in our impairment of Intangible Assets at December 31, 2024. The second $2.0 million development milestone (to be fully paid in cash) was earned upon FDA approval of the Formosa Licensed Product and payment was triggered on the earlier of twelve months after FDA approval or six months following the first commercial sale of the Formosa Licensed Product. As of the Form 10-K filing date, this payment remains unpaid and under negotiation. Because the payment became probable and estimable, the Company recorded an additional $2.0 million increase in the intangible asset which was included in accrued expenses at December 31, 2024.

It was determined that the transaction represented an asset acquisition, rather than a business combination, because substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset. Consequently, the accounting is pursuant to the cost accumulation model. The Upfront Payment has been capitalized as an intangible asset by the Company.

In October 2024, the Company had its first commercial sale of the Licensed Product, however, due to the uncertainty associated with its clobetasol propionate product, the Company impaired the full $6,122,945 carrying value of the Formosa License at December 31, 2024.

Note 6 – Accrued Compensation

As of December 31, 2024 and 2023, accrued compensation consisted of the following:

	December 31,
	2024	2023
Accrued bonus expenses	$—	$1,302,997
Accrued payroll expenses	144,161	355,616
Total accrued compensation	$144,161	$1,658,613

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 7 – Accrued Expenses and Other Current Liabilities

As of December 31, 2024 and 2023, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023
Accrued intangible milestone obligation	$2,000,000	$—
Other	302,880	7,835
Accrued licensee reimbursement	295,711	—
Accrued rework of clinical supply returns	250,000	100,000
Accrued fixed asset disposal costs	125,000	—
Accrued professional services	111,750	63,028
Accrued clinical studies costs	85,409	—
Credit card payable	7,763	27,193
Accrued research and development expenses	—	89,872
Total accrued expenses and other current liabilities	$3,178,513	$287,928

Note 8 – Notes Payable and Convertible Notes Payable

As of December 31, 2024 and 2023, notes payable and convertible notes payable consisted of the following:

	December 31, 2024			December 31, 2023
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current portion:
Avenue - Note payable	$5,740,402	$(527,870)	$5,212,532	$5,833,333	$(503,914)	$5,329,419
Avenue - Convertible note payable	5,000,000	(263,930)	4,736,070	—	—	—
Total current portion	$10,740,402	$(791,800)	$9,948,602	$5,833,333	$(503,914)	$5,329,419

Non-Current portion:
Avenue - Note payable	$—	$—	$—	$4,804,167	$(448,367)	$4,355,800
Avenue - Convertible note payable	—	—	—	5,000,000	(398,569)	4,601,431
Total non-current portion	$—	$—	$—	$9,804,167	$(846,936)	$8,957,231

BankDirect Capital Finance Loan

On February 24, 2023, the Company issued a note payable in the amount of $609,140 for the purchase of a directors and officers’ liability insurance policy (the “2023 D&O Loan”). The note accrued interest at a rate of 7.11% per year and matured on August 24, 2023. The 2023 D&O Loan was payable in six monthly payments of $103,639 consisting of principal and interest. The note payable was repaid in full during the year ended December 31, 2023. Interest expense was $12,694 for the year ended December 31, 2023.

On February 24, 2024, the Company issued a note payable in the amount of $505,050 for the purchase of a directors and officers’ liability insurance policy (the “2024 D&O Loan”). The note accrued interest at a rate of 8.15% per year and matured on October 24, 2024. The 2024 D&O Loan was payable in eight monthly payments of $65,076 consisting of principal and interest. The note payable was repaid in full during the year ended December 31, 2024. Interest expense was $15,558 for the year ended December 31, 2024.

Avenue Ventures Loan

On November 22, 2022, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., (“Avenue 1”), and Avenue Venture Opportunities Fund, L.P. II, (“Avenue 2”), and together with Avenue, (the “Lender”), for an aggregate principal amount of up to $15,000,000 (the “Avenue Loan”). The initial tranche of the Avenue Loan was $10,000,000, consisting of $4,000,000 from Avenue and $6,000,000 from Avenue 2. Up to $5,000,000 of the principal amount outstanding may be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $171.84

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

per share, subject to typical anti-dilution adjustments. The Avenue Loan bears interest at an annual rate equal to the greater of (a) 7.0% and (b) the prime rate as reported in The Wall Street Journal plus 4.45%. The Avenue Loan maturity date is November 1, 2025. The Company was able to request an additional $5,000,000 of gross funding between April 1, 2023 and July 31, 2023, subject to agreed-upon conditions. The Company must also make an incremental final payment equal to 4.25% of the aggregate funding, amounting to a premium of $425,000 on the initial tranche. The Company will make monthly interest-only payments during the first twelve months of the Avenue Loan, which could be increased to up to eighteen months upon the achievement of specified performance milestones. Following the interest-only period, the Company will make equal monthly payments of principal and interest until the maturity date, plus interest. If the Company prepays the Avenue Loan, it will be required to pay a prepayment fee of 3% if the Avenue Loan is prepaid during the first year, 2% if the Avenue Loan is prepaid during the second year and 1% if the Avenue Loan is repaid during the third year.

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

On November 22, 2024, the Company entered into an amendment of the Avenue Loan (the “First Amendment”), whereby the Lender agreed to defer principal and interest payments on the amounts outstanding until March 2025. In connection with the First Amendment, the Company granted an aggregate of 23,771 shares of its common stock to the Lender. The price per share was based on the Company’s five trading-day volume-weighted average price (VWAP) preceding the date of the First Amendment of approximately $8.42 per share. The shares have a gross value of approximately $200,000. This is accounted for as a component of debt discount.

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

The following is a summary of the Avenue loan at December 31, 2024:

	December 31, 2024
	Non-Convertible	Convertible	Total
Aggregate Loan Funding	$10,000,000	$5,000,000	$15,000,000
Capitalized Interest Added To Loan Balance	102,902	—	102,902
Final Payment	637,500	—	637,500
	10,740,402	5,000,000	15,740,402
Less: Payments	(5,000,000)	—	(5,000,000)
Less: Unamortized Debt Discount	(527,870)	(263,930)	(791,800)
	5,212,532	4,736,070	9,948,602
Less: Current Portion	(5,212,532)	(4,736,070)	(9,948,602)
Notes Payable, Non-Current	$—	$—	$—

During the years ended December 31, 2024 and 2023, the Company recorded interest expense relating to the Avenue Loan of $2,468,863 (which includes $759,049 of amortization of debt discount) and $2,359,157 (which includes $681,860 of amortization of debt discount), respectively.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

See Note 15 – Subsequent Events - Avenue Ventures Loan Second Amendment.

Note 9 – Income Taxes

The provision for income taxes consists of the following (expenses) benefits:

	For The Years Ended
	December 31,
	2024	2023
Deferred tax (provision) benefit:
Federal	$12,749,587	$5,381,793
State and local	9,773,203	(849,201)
	22,522,790	4,532,592
Change in valuation allowance	(22,522,790)	(4,532,592)
Provision for income taxes	$—	$—

The provision for income taxes differs from the United States Federal statutory rate as follows:

	For The Years Ended
	December 31,
	2024	2023
Federal statutory rate	(21.0)%	(21.0)%
State tax rate, net of federal benefit	(13.2)%	0.0%
Permanent differences	1.0%	1.2%
Research & development tax credits	(0.8)%	0.0%
Prior period adjustments and other	(3.6)%	1.3%
Rate and apportionment changes	(7.6)%	1.9%
Change in valuation allowance	45.2%	16.6%
Effective income tax rate	0.0%	0.0%

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Deferred tax assets consist of the following:

	For The Years Ended
	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$35,921,285	$23,804,461
Research and development tax credits	1,995,653	528,894
Capitalized research and development costs	8,177,548	3,581,962
Stock-based compensation	3,026,311	2,080,864
Intangible assets	3,322,919	688,745
Lease liability	441,895	376,883
Property and equipment	246,074	—
Total gross deferred tax assets	53,131,685	31,061,809
Valuation allowance	(52,886,116)	(30,363,326)
Deferred tax assets, net of valuation allowance	245,569	698,483
Deferred tax liabilities
Property and equipment	—	(348,323)
Right of use asset	(245,569)	(350,160)
Deferred tax liabilities, net	$—	$—

Changes in valuation allowance	$(22,522,790)	$(4,532,592)

As of December 31, 2024, the Company had approximately $133,700,000 of domestic federal net operating loss carryforwards, or NOLs, that may be available to offset future federal taxable income. Approximately $10,800,000 of those NOLs will expire during the years ranging from 2034 to 2037. The remaining NOLs of approximately $122,900,000 have no expiration dates. Internal Revenue Code Section 382 limits the utilization of approximately $35,000,000 of those NOLs to approximately $918,000 on an annual basis as a result of ownership changes that occurred through July 15, 2019. As of December 31, 2024, the Company had approximately $66,400,000 of state NOLs, of which approximately $66,200,000 will expire during the years ranging from 2040 to 2044, and approximately $200,000 will not expire, and had approximately $52,200,000 of local NOLs which do not expire.

The Company has assessed the likelihood that deferred tax assets will be realized in accordance with the provisions of ASC 740 “Income Taxes Accounting”, or ASC 740. ASC 740 requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. The assessment considers all available positive or negative evidence, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After the performance of such reviews as of December 31, 2024 and 2023, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of those dates.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2024 and 2023. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2024 and 2023. No tax related interest or penalties were incurred during the years ended December 31, 2024 and 2023. The Company’s federal, state and local income tax returns beginning with the year ended December 31, 2021 remain subject to examination.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 10 – Commitments and Contingencies

Employment Agreements

As of December 31, 2024, the aggregate potential severance pay for the executive officers of the Company is approximately $1,029,000.

Defective Clinical Supply

During the third quarter of 2023, a certain portion of clinical supply product sold by the Company to Bausch + Lomb was determined to be defective. On April 23, 2024, the Company and Bausch + Lomb executed a letter agreement (the “Side Letter”) pursuant to which the Company and Bausch + Lomb agreed that the Company would pay approximately $0.4 million to Bausch + Lomb related to the defective clinical supply which charge was included within other income (expense) during the year ended December 31, 2023, because the original sales to the licensee were recorded on that line item. See Note 2 – Summary of Significant Accounting Policies - Bausch License Agreements.

Operating Leases

In April 2022, the Company entered into a new lease agreement for 3,916 square feet in Laguna Hills, California. The new lease term is five years and two months, commencing on June 1, 2022 and expiring on July 31, 2027. The monthly base rent ranges from $9,203 to $10,358 per month over the term of the lease. The security deposit is $11,400. The Company’s rent expense for all Laguna Hills space is recorded in selling, general and administrative expense and amounted to $117,890 and $118,746 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company recorded an impairment of the right-of-use asset of $116,000 associated with this lease in the Company’s financial statements due to the uncertainty associated with its operations and its exploration of strategic alternatives.

In May 2022, the Company entered into a lease agreement to lease 10,880 square feet of office space in Reno, Nevada. The lease term is five years and four months, commencing on May 23, 2022 and expiring on September 23, 2027. The monthly base rent ranges from $13,056 to $16,663 per month over the term of the lease. The security deposit is $53,000. The Company’s rent expense for this space is recorded in research and development expense and amounted to $169,303 and $164,950 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company recorded an impairment of the right-of-use asset of $80,000 associated with this lease in the Company’s financial statements due to the uncertainty associated with its operations and its exploration of strategic alternatives.

In February 2023, the Company exercised its options to renew its three leases in Redwood City, California, for a total of approximately 6,700 square feet. The leases were due to expire on August 31, 2023. The leases were extended from September 1, 2023 to August 31, 2025. The aggregate monthly base rent ranges from $15,742 to $16,700 per month over the term of the lease. The security deposit is $14,968. The Company’s rent expense for this space is recorded in research and development expense and amounted to $193,591 and $192,710 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company recorded an impairment of the right-of-use asset of $125,000 associated with this lease in the Company’s financial statements due to the uncertainty associated with its operations and its exploration of strategic alternatives.

In June 2023, the Company entered into an extension agreement to renew its lease for approximately 3,800 square feet of office space in New York, NY. The lease was due to expire on September 30, 2023. The lease was extended from November 1, 2023 to December 31, 2026. The monthly base rent ranges from $19,633 to $21,298 per month over the term of the lease. The security deposit is $117,800. The Company’s rent expense for this space is recorded in selling, general and administrative expense and amounted to $220,394 and $233,534 for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company recorded an impairment of the right-of-use asset of $99,000 associated with this lease in the Company’s financial statements due to the uncertainty associated with its operations and its exploration of strategic alternatives.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Years Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$501,250	$503,046

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$904,437

Weighted Average Remaining Lease Term (Years)
Operating leases	2.16	3.04

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

Future minimum payments under the Company’s operating lease agreements are as follows:

For the Years Ending
December 31,	Minimum Lease Payments
2025	$675,400
2026	560,996
2027	214,618
Total future minimum lease payments	1,451,014
Less: Imputed interest	(158,347)
Present value of lease liabilities	1,292,667
Less: current portion	(575,163)
Lease liabilities, non-current portion	$717,504

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Senju License Agreement

See Note 11 – Related Party Transactions - Senju License Agreement for a related party agreement entered into with Senju.

Note 11 – Related Party Transactions

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

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

Advisory Agreement

In August 2022, the Company entered into an agreement with Dr. Ianchulev, or the Executive Chairman Agreement, pursuant to which Dr. Ianchulev agreed to provide medical expertise and consultation related to the Company’s research and development programs, and such other matters as reasonably requested by the Company for an initial period of one year. The terms allowed for the agreement to be extended by mutual agreement of the parties. In consideration for Dr. Ianchulev’s services, the Company agreed to provide Dr. Ianchulev with a $5,000 monthly retainer throughout the term of the agreement, in addition to the compensation payable to all non-employee members of the Board. As of December 31, 2024, the agreement was still in effect.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 12 – Stockholders’ (Deficiency) Equity

Authorized Capital

The Company is authorized to issue 300,000,000 shares of common stock, par value of $0.0001 per share, and 6,000,000 shares of preferred stock, par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share. The Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, redemption, voting or other rights. On June 12, 2024, at the Annual Shareholders’ Meeting, the Company proposed and the shareholders approved an increase in the authorized number of shares of the Company’s common stock from 90,000,000 to 300,000,000 at the same par value of $0.0001 per share.

Equity Incentive Plans

On April 7, 2020, the Company’s Board of Directors approved the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “Restated Plan”), which stockholders approved on June 30, 2020. Under the Restated Plan, as amended on June 16, 2022 and June 27, 2023, 83,750 shares of the Company’s common stock are reserved for issuance. The Restated Plan requires that all equity awards issued under the Restated Plan vest at least twelve months from the applicable grant date, subject to accelerated vesting, and provides that no dividend or dividend equivalent will be paid on any unvested equity award, although dividends with respect to unvested portions of equity may accrue and be paid when, and if, the awards later vest and the shares are actually issued to the grantee. In addition, the Restated Plan sets an annual limit on the grant date fair value of awards to any non-employee director, together with any cash fees paid during the year, of $150,000, subject to certain exceptions for a non-executive chair of the Board. As of December 31, 2024, the number of securities remaining available for future issuance under equity compensation plans was 14,227. On January 21, 2025, the stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan to reserve an additional 350,000 shares of the Company’s common stock for issuance (see Note 15 – Subsequent Events, Increase of 2018 Omnibus Stock Incentive Plan Shares).

Common Stock Issuances

Pursuant to the License and certain milestone achievements, the Company issued 7,668 shares of common stock valued at $0.4 million on April 29, 2024 to Formosa (see Note 5 – Intangible Assets).

On May 3, 2024, the Company issued Bausch + Lomb 28,742 shares of the Company’s common stock, valued at $2.3 million, in satisfaction of its obligations pursuant to the Letter Agreement (see Note 2 – Summary of Significant Accounting Policies - Bausch License Agreements).

At-The-Market Program

December 2021 Sales Agreement

On December 14, 2021, the Company entered into a Sales Agreement, (the “December 2021 Sales Agreement”), with SVB Securities under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock for gross proceeds of up to $50.0 million through SVB Securities as its sales agent, or the 2021 Offering. The issuance and sale of shares, if any, of common stock by the Company under the December 2021 Sales Agreement will be pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-261638) filed with the SEC on December 14, 2021, or the Registration Statement, and the prospectus relating to the 2021 Offering filed therewith that forms a part of the Registration Statement.

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

During the year ended December 31, 2023, the Company received approximately $4.7 million in gross proceeds and $4.6 million in net proceeds from the sale of 23,327 shares of its common stock under the December 2021 Sales Agreement with Leerink Partners, LLC, formerly known as SVB Securities (“Leerink Partners”).

During the year ended December 31, 2024, the Company received approximately $6.2 million in gross proceeds and $6.0 million in net proceeds from the sale of 70,382 shares of its common stock under the December 2021 Sales Agreement with Leerink Partners.

On December 30, 2024, the Company entered into an Amended and Restated Sales Agreement (the “A&R Sales Agreement”) with Chardan Capital Markets, LLC (“Chardan”) with respect to the Company’s existing at-the-market offering program. The A&R Sales Agreement amends and restates the December 2021 Sales Agreement by and between the Company and Leerink Partners to, among other things, replace Leerink Partners with Chardan as sales agent. The Company will pay Chardan a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through Chardan under the December 2021 Sales Agreement, and also has provided Chardan with certain indemnification rights.

At December 31, 2024, no shares had settled under the A&R Sales Agreement with Chardan.

Offerings

August 2023 Offering and Warrant Modification

On August 24, 2023, the Company entered into a securities purchase agreement with a certain institutional and accredited investor (the “Purchaser”), pursuant to which the Company agreed to sell, in a registered direct offering by the Company directly to the Purchaser (the “August 2023 Offering”), 52,483 shares of common stock, pre-funded warrants to purchase up to 28,162 shares of common stock and warrants to purchase up to 60,484 shares of common stock (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”). The combined offering price for each share of common stock and accompanying Common Warrant was $148.80, and the combined offering price for each Pre-Funded Warrant and accompanying Common Warrant was $148.00.

The Common Warrants will be exercisable beginning six months following the date of issuance and may be exercised for a period of five years from the initial exercisability date at an exercise price of $178.40 per share. The Pre-Funded Warrants were immediately exercisable and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full at an exercise price of $0.80 per share. The exercise prices and numbers of shares of common stock issuable upon exercise of the Common Warrants and the Pre-Funded Warrants are subject to typical anti-dilution provisions. A holder may not exercise any portion of such holder’s Common Warrants or Pre-Funded Warrants to the extent that the holder would own more than 4.99% of the Company’s outstanding common stock immediately after exercise (unless the holder otherwise elects a limitation of 9.99%). The Company determined that the Warrants met the criteria to be classified as equity.

The net cash proceeds of the August 2023 Offering were approximately $10.9 million after deducting cash issuance costs in the aggregate amount of approximately $1.1 million. The August 2023 Offering closed on August 29, 2023.

In connection with the August 2023 Offering, the Company entered into a warrant amendment agreement (the “Amendment”) with the Purchaser, whereby the Company agreed to amend the March 2022 Investor Warrants to (i) reduce the exercise price from $283.20 per share of common stock to $178.40 per share of common stock, (ii) extend the term of the March 2022 Investor Warrants until March 1, 2029, (iii) include a stockholder approval requirement in connection with a modification of the beneficial ownership limitation and (iv) prohibit exercise of the March 2022 Investor Warrants for the six-month period following the effective date of the Amendment.

The Company accounted for the modification of the March 2022 Investor Warrants as an exchange of the old warrants for new warrants. The incremental value of the new warrant (resulting from the decrease in exercise price from $283.20 to $178.40 per share and the extension of the warrant expiration date to March 1, 2029) was measured as the excess of the fair value of the modified warrants over the fair value of the original warrants immediately before modification. The increase in the incremental value of $1,738,700 was credited to additional paid-in-capital (“APIC”) and debited to APIC as an issuance cost of the August 2023 Offering.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

2024 Offerings and Warrant Modification

A summary of the 2024 offerings is presented below:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity
April Offering	40,297	$4	$1,888,825	$1,888,829
July Offering	94,697	10	4,299,391	4,299,401
August Offering	160,624	16	4,451,091	4,451,107
September Offering	107,875	11	3,597,659	3,597,670
November Offering	112,500	11	1,058,792	1,058,803
December Offering	137,500	14	1,715,498	1,715,512
	653,493	$66	$17,011,256	$17,011,322

April Offering

On April 8, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single fundamentals-based healthcare investor (the “Purchaser”), pursuant to which the Company agreed to sell, in a registered direct offering by the Company directly to the Purchaser (the “April 2024 Offering”), 40,297 shares of common stock. The price per share in the April 2024 Offering was $49.63. The aggregate gross proceeds to the Company from the 2024 April Offering were $2.0 million, and net proceeds after offering costs were approximately $1.9 million.

July Offering and Warrant Amendment

On July 1, 2024, the Company closed on a registered direct offering (the “July 2024 Offering”) with certain institutional and accredited investors (the “July 2024 Investors”), pursuant to which the Company sold 94,697 shares of common stock and warrants to purchase up to 94,697 shares of common stock. The combined offering price for each share of common stock and accompanying warrant was $52.80. The Company also agreed to issue warrants to purchase an additional 21,872 shares of common stock (the “Additional Warrants”) to one of the July 2024 Investors. All of the new warrants become exercisable six months following their issuance, at an exercise price of $55.20 per share, and may be exercised until January 2, 2030.

In connection with the July 2024 Offering, the Company entered into warrant amendment agreements (the “Amendments”) with the holders of previously issued warrants (the “Prior Warrants”) to purchase up to an aggregate of 129,828 shares of common stock, whereby the Company agreed to amend the Prior Warrants to reduce the exercise price of the Prior Warrants from $178.40 and $197.60 per share of common stock to $55.20 per share of common stock, extend the term of the Prior Warrants until January 2, 2030 and prohibit exercise of the Prior Warrants for the six-month period following the effective date of the Amendments.

The aggregate gross proceeds to the Company from the July 2024 Offering were approximately $5.0 million, and net proceeds after cash offering costs were approximately $4.3 million. Offering costs include placement agent fees of $0.4 million and Company legal fees of $0.3 million. In addition, there were $2.9 million of non-cash issuance costs which represents the value of the Additional Warrants, plus the modification date incremental value of the modified Prior Warrants as compared to the original Prior Warrants, as an issuance cost of the warrant exercise.

August Offering

On August 21, 2024, the Company agreed to sell 160,624 shares of common stock to certain institutional and accredited investors (the “August Investors”), in some cases pursuant to a securities purchase agreement (the “August 2024 Offering”). The price per share in the August 2024 Offering was $32.00. The aggregate gross proceeds to the Company from the August 2024 Offering were approximately $5.1 million, and net proceeds after offering costs were approximately $4.5 million.

September Offering and Warrant Amendment

On September 30, 2024, the Company closed on a registered direct offering (the “September 2024 Offering”) with a certain purchaser, pursuant to which the Company sold to the purchaser 107,875 shares of common stock; pre-funded warrants to purchase up to 821

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

shares of common stock; and warrants to purchase up to 108,696 shares of common stock at an exercise price of $40.00 per share. The combined offering price for each share and accompanying warrant was $36.80. The combined offering price for each pre-funded warrant and accompanying Warrant was $36.79, which is equal to the purchase price per share in the September 2024 Offering, minus $0.008, the exercise price per share of the pre-funded warrants. The warrants will be exercisable beginning six months following the date of issuance and may be exercised until March 31, 2030. The aggregate gross proceeds to the Company from the September 2024 Offering were approximately $4.0 million, and net proceeds after offering costs were approximately $3.6 million. On October 1, 2024, the holder of the 821 pre-funded warrants issued in the September Offering, exercised the pre-funded warrants at a price of $0.008 per share of common stock.

In connection with the December Offering, the Company entered into an amendment of the September Offering warrants to require stockholder approval to be exercisable and the termination date to be five years after stockholder approval.

Subsequently, on January 21, 2025, the stockholders voted to approve the exercise of the September Offering warrants (see Note 15 – Subsequent Events - Stockholder Approval of Warrants).

November Offering and Warrant Amendment

On November 24, 2024, the Company closed on a registered direct offering (the “November 2024 Offering”) with an institutional investor, pursuant to which the Company sold to the purchaser 112,500 shares of common stock; pre-funded warrants to purchase up to 38,522 shares of common stock; and warrants to purchase up to 302,045 shares of common stock at an exercise price of $8.608 per share. The combined offering price for each share and accompanying warrant was $8.608 The combined offering price for each pre-funded warrant and accompanying Warrant was $8.60, which is equal to the purchase price per share in the November 2024 Offering, minus $0.008, the exercise price per share of the pre-funded warrants. The warrants will be exercisable beginning six months following the date of issuance and may be exercised until November 24, 2029. The aggregate gross proceeds to the Company from the November 2024 Offering were approximately $1.3 million, and net proceeds after offering costs were approximately $1.1 million. On November 25, 2024, the holder of the 38,522 pre-funded warrants issued in the November Offering, exercised the pre-funded warrants at a price of $0.008 per share of common stock.

In connection with the December Offering, the Company entered into an amendment of the November Offering warrants to require stockholder approval to be exercisable and the termination date to be five years after stockholder approval.

Subsequently, on January 21, 2025, the stockholders voted to approve the exercise of the November Offering warrants (see Note 15 – Subsequent Events - Stockholder Approval of Warrants).

December Offering

On December 5, 2024, the Company closed on a registered direct offering (the “December 2024 Offering”) with an institutional investor, pursuant to which the Company sold to the purchaser 137,500 shares of common stock; pre-funded warrants to purchase up to 113,563 shares of common stock; and warrants to purchase up to 502,126 shares of common stock at an exercise price of $7.752 per share. The combined offering price for each share and accompanying warrant was $7.752. The combined offering price for each pre-funded warrant and accompanying Warrant was $7.744, which is equal to the purchase price per share in the December 2024 Offering, minus $0.008, the exercise price per share of the pre-funded warrants. The warrants required stockholder approval to be exercisable and the termination date to be five years after stockholder approval. The aggregate gross proceeds to the Company from the December 2024 Offering were approximately $1.9 million, and net proceeds after offering costs were approximately $1.7 million. On December 11, 2024, the holder of the 113,563 pre-funded warrants issued in the December Offering, exercised the pre-funded warrants at a price of $0.008 per share of common stock.

Subsequently, on January 21, 2025, the stockholders voted to approve the exercise of the December Offering warrants (see Note 15 – Subsequent Events - Stockholder Approval of Warrants).

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Warrants

The issuance date or modification date fair value of stock warrants issued or modified during the years ended December 31, 2024 and 2023 was determined using the Black Scholes method, with the following assumptions used:

	For the Years Ended
	December 31,
	2024	2023
Risk free interest rate	4.39% - 5.22%	4.48%
Expected term	0.7 - 5.5 years	4.0 - 5.5 years
Expected volatility	86% - 118%	81%
Expected dividends	n/a	n/a

A summary of the warrant activity during the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding January 1, 2024	136,582	$182.40	—
Granted (1)	1,029,435	17.22	—
Repriced - (Old) (2)	(129,828)	179.65	—
Repriced - (New) (2)	129,828	55.20	—
Exercised (1)	—	—	—
Outstanding December 31, 2024	1,166,017	$22.33	5.0

Exercisable December 31, 2024	6,754	$236.88	1.2
(1)	Warrants granted and exercised exclude 152,916 Pre-Funded Warrants with an exercise price of $0.0001.
(2)	Repriced warrants represent the reset of the exercise price of certain warrants to purchase 129,828 shares of common stock to a price of $55.20 per share.

The following table presents information related to warrants as of December 31, 2024:

Warrants Outstanding			Warants Exercisable
			Weighted
	Outstanding		Average	Exercisable
Exercise	Number of		Remaining Life	Number of
Price	Warrants		In Years	Warrants
$7.7520	502,126	(1)	—	—
$8.6080	302,045	(1)	—	—
$40.0000	108,696	(1)	—	—
$55.2000	246,398	(2)	—	—
$197.5680	2,900		0.2	2,900
$217.9200	2,705		0.2	2,705
$380.8000	1,149		6.3	1,149
	1,166,017		1.2	6,754
(1)	These warrants become exercisable on January 21, 2025.
(2)	These warrants become exercisable on January 1, 2025.

During the year ended December 31, 2024, Pre-Funded Warrants for the purchase of 152,905 shares of the Company’s common stock with an exercise price of $0.008 per share were exercised for aggregate proceeds of $1,223.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

During the year ended December 31, 2023, warrants for the purchase of 28,162 shares of the Company’s common stock with an exercise price of $0.80 per share were exercised for aggregate proceeds of $22,529.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units, or RSUs. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense of $1,704,273 ($623,049 of which was included within research and development expenses and $1,081,224 was included within selling, general and administrative expenses on the statements of operations) and $2,497,890 ($839,038 of which was included within research and development expenses and $1,658,852 was included within selling, general and administrative expenses on the statements of operations), respectively.

Restricted Stock Units

A summary of the restricted stock units activity during the year ended December 31, 2024 is presented below:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2024	1,322	$169.60
Granted	4,608	52.00
Vested	(1,322)	169.60
Forfeited	—	—
RSUs non-vested December 31, 2024	4,608	$52.00

Vested RSUs undelivered December 31, 2024	3,015	$173.90

To date, the RSUs have only been granted to directors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. The Company’s policy is not to deliver shares underlying the RSUs until the termination of service.

On June 12, 2024, the Company granted members of its Board of Directors an aggregate of 4,608 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2025 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $239,772, which will be recognized over the vesting period. In 2024, there were no shares of common stock issued related to vested RSUs.

Between June 27, 2023 and November 14, 2023, the Company granted members of its Board of Directors an aggregate of 1,322 RSUs under the Restated Plan. Each RSU is subject to settlement into one share of the Company’s common stock. The RSUs vest on the earlier of (i) the one-year anniversary of the date of grant and (ii) the date of the 2024 annual stockholders meeting, subject to the grantee remaining on the Board until then. The RSUs had a grant date fair value of $224,800, which will be recognized over the vesting period. In 2023, there were 597 of common shares issued related to vested RSUs.

As of December 31, 2024, there was $109,897 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.45 years.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Stock Options

A summary of the option activity during the year ended December 31, 2024 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2024	66,329	$264.85	—	—
Granted	27,351	87.86	—	—
Exercised	—	—	—	—
Forfeited	(25,497)	183.18	—	—
Outstanding, December 31, 2024	68,183	$231.06	4.3	$—

Exercisable, December 31, 2024	51,494	$273.72	5.6	$—

The following table presents information related to stock options as of December 31, 2024:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01 - $79.99	9,164	—	—
$80 - $159.99	21,253	5.4	15,026
$160 - $239.99	14,117	6.5	13,220
$240 - $319.99	9,321	5.7	9,068
$320 - $399.99	3,480	6.5	3,332
$400 - $479.99	332	1.8	332
$480 - $559.9	8,636	5.0	8,636
$560+	1,880	3.2	1,880
	68,183	5.6	51,494

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Year Ended
	December 31,
	2024	2023
Expected term (years)	5.50 - 10.00	5.50 - 10.00
Risk free interest rate	3.47% - 4.72%	3.44% - 4.72%
Expected volatility	80% - 87%	80% - 95%
Expected dividends	0.00%	0.00%

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

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

the instrument being valued. The Company has not declared dividends, is currently in the development stage and has no plan to declare future dividends at this time.

The weighted average estimated grant date fair value of the stock options granted for the years ended December 31, 2024 and 2023 was approximately $63 and $132 per share, respectively.

As of December 31, 2024, there was $949,697 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 1.3 years.

Note 13 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan, or the Plan, which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. The Company’s Board of Directors approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. For the years ended December 31, 2024 and 2023, the Company recorded expense of $264,104 and $218,170 associated with its matching contributions, respectively.

Note 14 – Segment Reporting

The Company has one operating and reporting segment (ophthalmic technology), namely, the development and commercialization of ophthalmic solutions. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The measure of segment assets is reported on the balance sheet as total assets.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

The Company’s significant expenses reviewed by the CODM for the years ended December 31, 2024 and 2023 are as follows:

	For the Years Ended
	December 31,
	2024	2023
Revenue:
Revenue	$57,336	$3,787
Less:
Cost of revenue	(3,927,228)	(16,005)
Gross Loss	(3,869,892)	(12,218)
Less:
Research and Development:
Salaries and benefits	6,215,323	6,869,585
Direct clinical and non-clinical expenses	3,072,416	714,995
Supplies and materials	2,195,608	1,762,676
Depreciation expense	1,112,463	776,479
Facilities expenses	834,406	1,442,001
Non-cash stock based compensation expenses	623,049	839,038
Other Expenses (1)	409,457	571,058
Selling General and Administrative:
Salaries and benefits	5,226,885	3,964,522
Professional fees	2,967,185	2,870,946
Non-cash stock based compensation	1,081,224	1,658,852
FDA PDUFA fees	853,434	933,284
Insurance expense	801,676	175,515
Sales and marketing	747,349	1,097,402
Investor relations	662,126	398,273
Travel, lodging and meals	564,311	104,183
Other Expenses (2)	535,115	305,270
Facilities expense	485,059	494,823
Director fees and expense	408,750	415,326
Reacquisition of license rights	4,864,600	—
Asset impairments	11,207,897	—
Total Expense:	44,868,333	25,394,227

Loss from Operations	(48,738,225)	(25,406,445)

Other (expense) income, net (3)	(1,080,208)	(1,854,650)

Net Loss	$(49,818,433)	$(27,261,095)
(1)	Other research and development expenses include outsourced engineering and IT systems used for research and development.
(2)	Other selling, general, and administrative expenses include, distribution for specialty pharmacy networks, Nasdaq / SEC fees, software services, corporate tax, and depreication expense.
(3)	All other items include gains and losses in the change in fair value of equity consideration payable, interest expense, net of interest income, and other non operating expenses.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Note 15 – Subsequent Events

January 2025 Offering

On January 16, 2025, the Company entered into an Inducement Offer (the “Inducement Offer”) with an Investor (the “Investor”), by which the Company agreed to reduce the exercise price of 197,118 existing warrants (“the Existing Warrants”) from $55.20 per share, to $5.272 per share. The Inducement Offer had a limited exercise period, until January 17, 2025, to exercise the Existing Warrants (the “Exercise Period”).

In connection with the Inducement Offer, if the Investor exercised the Existing Warrants within the Exercise Period, the Company agreed to issue 197,118 Series A Common Stock Purchase Warrants and 197,118 Series B Common Stock Purchase Warrants to purchase an additional 394,236 shares of common stock at an exercise price of $5.272 per share which may be exercised for five years from the initial exercise date. The warrants become exercisable upon stockholder approval.

On January 17, 2025, the Investor exercised the Existing Warrants within the Exercise Period. The aggregate gross cash proceeds to the Company from the inducement offer were approximately $1.0 million, and net cash proceeds after offering costs were approximately $0.9 million.

Stockholder Approval of 2024 Warrants

On January 21, 2025, in connection with the December Offering, the stockholders approved the exercise of the September Offering warrants, the November Offering warrants and the December Offering warrants (see Note 12 – Stockholders’ Equity - Offerings).

Reverse Stock Split

On January 31, 2025, the Company effected the Reverse Split of its common stock at a ratio of 1-for-80. Upon the effectiveness of the Reverse Split, every 80 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the Reverse Split, stockholders who would otherwise be entitled to receive a fractional share will be entitled to receive a cash payment in lieu of such fractional share. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

Avenue Ventures Loan Second Amendment

On February 21, 2025, the Company entered into a second amendment of the Avenue Loan Agreement (the “Second Amendment”) whereby the Lender agreed to defer principal and interest payments on amounts outstanding until the end of September 2025. Deferred interest will accrue on the outstanding principal amount at the interest rate stated in the original Avenue Loan.

Under the Second Amendment, the Company has agreed to use a portion of the proceeds (net of fees and commissions payable to Chardan) received from sales under the A&R Sales Agreement (the “A&R Proceeds”) to pay down the outstanding principal amount under the Avenue Loan Agreement as follows: a) until the Company raises $3.0 million of aggregate A&R Proceeds, 65% of the A&R Proceeds shall be remitted to the Lenders as a payment in respect of the outstanding principal amount, and b) after the Company raises $3.0 million of aggregate A&R Proceeds, 75% of the A&R Proceeds shall be remitted to the Lenders as a payment in respect of the outstanding principal amount.

Pursuant to the Second Amendment, at any time on or after April 1, 2025, the Lenders will also have the right, in their discretion, but not the obligation, to convert an aggregate amount of up to $10.0 million of the aggregate principal amount under the Avenue Loan Agreement into shares of the Company’s common stock, at a price equal to $1.68 per share.

EYENOVIA, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Increase and Issuance of 2018 Omnibus Stock Incentive Plan Shares

On January 21, 2025, the stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan to reserve an additional 350,000 shares of the Company’s common stock for issuance thereunder, which number will not be adjusted as a result of the Reverse Split.

On February 5, 2025, the Company granted 240,000 shares of restricted stock units in the aggregate to consultants and employees. The shares vest on the earliest of (i) one year from the date of issuance, (ii) a change in control of the Company, and (iii) with respect to employees, the date on which their employment with the Company is terminated, other than by such employee’s voluntary resignation.

At-The-Market Program

Subsequent to December 31, 2024, the Company received approximately $5.9 million in gross proceeds from the sale of 1,127,100 shares of its common stock pursuant to its Sales Agreement with Chardan in its “at-the-market” offering. In connection with the Second Amendment mentioned above, the Company paid Avenue $777,369 in gross proceeds received from the at-the-market offering, which was equivalent to 65% of the proceeds raised from February 21, 2025 to March 31, 2025.