Form 10-K/A
period 2024-12-31
EYENOVIA, INC.
filed 2025-04-30
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

COMMISSION FILE NUMBER: 001-38365

EYENOVIA, INC.

(Exact name of Registrant as Specified in Its Charter)

delaware	47-1178401
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23461 South Pointe Drive, Suite 390 Laguna Hills, CA	92653
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 393-6684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	EYEN	The Nasdaq Stock Market LLC

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

The number of outstanding shares of the registrant’s common stock was 2,830,546 as of April 23, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None

Explanatory Note

Eyenovia, Inc. (the “Company,” “Eyenovia,” “we,” “us” and “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “2024 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025, to include the information required by Items 10 through 14 of Part III of the 2024 10-K. This information was previously omitted from the 2024 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the 2024 10-K. The cover page of the 2024 10-K is also amended to (i) update the number of outstanding shares of common stock as of April 23, 2025, and (ii) delete the reference to the incorporation by reference of the Company’s definitive proxy statement or amendment to the 2024 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Form 10-K/A amends Item 15 of Part IV of the 2024 10-K solely to update the exhibit list to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of these certifications have been omitted. Similarly, because no financial statements have been included in this Form 10-K/A, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, no other changes have been made to the 2024 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the 2024 10-K. This Form 10-K/A does not reflect events occurring after the date of the filing of the 2024 10-K, nor does it amend, modify or otherwise update any other information in the 2024 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the 2024 10-K and with the Company’s filings with the SEC subsequent to the filing of the 2024 10-K.

i

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of seven members, each of whom serve for a one-year term or until a successor has been elected and qualified: Charles E. Mather IV, Tsontcho Ianchulev, M.D., M.P.H., Michael Geltzeiler, Rachel Jacobson, Ram Palanki, Pharm.D., Michael Rowe and Ellen Strahlman, M.D.

The name of and certain information regarding each director as of April 16, 2024 is set forth below. This information is based on data furnished to us by the directors. There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer. The business address for each director for matters regarding the Company is 23461 South Pointe Drive, Suite 390, Laguna Hills, CA 92653.

Name of Director	Age	Positions with Eyenovia	Director Since
Charles E. Mather IV	65	Chairman of the Board	March 2018
Tsontcho Ianchulev, M.D., M.P.H.	51	Director	March 2014
Michael Geltzeiler	66	Director	November 2023
Rachel Jacobson	51	Director	February 2022
Ram Palanki, Pharm.D.	49	Director	July 2022
Michael Rowe	63	Chief Executive Officer, Principal Financial Officer, President and Director	August 2022
Ellen Strahlman, M.D.	67	Director	July 2022

Directors

Charles E. Mather IV –  Chairman of the Board

Mr. Mather has been a member of our Board of Directors since March 2018. He currently serves as Senior Managing Director at Brookline Capital Markets since September 2023. From October 2019 until January 2023, Mr. Mather was Managing Director, Head of Life Sciences and Medical Technology Capital Markets at Truist Securities, Inc. (f/k/a Suntrust Robinson Humphrey, Inc.) Prior to that, from March 2015 to September 2019, Mr. Mather was Managing Director, Co-Head of Equity Capital Markets at BTIG, LLC.

From December 2009 to February 2015, Mr. Mather was the Head of Private and Alternative Capital and Co-Head of Equity Capital Markets at Janney Montgomery Scott LLC. Prior to that, Mr. Mather held various senior investment banking positions at Jefferies Group, Inc. and Cowen and Company, LLC. Mr. Mather serves on the board of Wentz Holdings, Inc. Mr. Mather also served on the board of Tonix Pharmaceuticals Holding Corp. (Nasdaq: TNXP) until February 2019 and the Finance Company of Pennsylvania until June 2017. Mr. Mather received a B.A. in History from Brown University and an M.B.A. in Finance from The Wharton School at the University of Pennsylvania.

We believe Mr. Mather’s extensive experience advising life science companies as an investment banker and prior board experience is valuable to the Company and qualifies him to serve as one of our directors.

Tsontcho Ianchulev – Director

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

We believe Dr. Ianchulev’s experience in drug discovery and development of pharmaceutical products and in the operation of biopharmaceutical businesses is valuable to the Company and qualifies him to serve as one of our directors.

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

Mr. Geltzeiler holds a Bachelor of Science in Accounting from the University of Delaware and a Master of Business Administration in Finance from New York University’s Stern School of Business.

We believe Mr. Geltzeiler’s significant experience as a Chief Financial Officer of companies including ADT Corporation, Euronext and Readers Digest, and his extensive finance background, is valuable to the Company and qualifies him to serve as one of our directors.

Rachel Jacobson - Director

Ms. Jacobson has been a member of the Board of Directors since February 2022. Ms. Jacobson brings to the Board significant expertise in business development and marketing, having served in leadership positions at major global sports organizations including the Drone Racing League (“DRL”) and the National Basketball Association (“NBA”). Ms. Jacobson most recently served as the President, Business Ventures & Partnerships at Infinite Reality from June 2024 through March 2025 (with the acquisition of DRL and successful transition into the parent company, Ms. Jacobson has recently left Infinite Reality to return back to her passion of building high performing sports properties and global companies). Prior to the acquisition, from April 2020 through June 2024, Ms. Jacobson served as President of DRL, the world’s premier, professional drone racing property, where she spearheaded global partnerships and media rights deals, and led the marketing and business development teams. Bringing to DRL her legacy of creating transformative partnerships with leading sports and technology brands, Ms. Jacobson has forged groundbreaking partnerships with organizations including Algorand, Google, T-Mobile, New Balance, the U.S. Air Force, Pfizer and others. Laser focused on making a global, philanthropic impact, she also expanded the league’s DRL Academy STEM program to create new, interactive drone racing curriculum for students around the world.

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

Dr. Palanki has nearly 20 years of experience in the development and commercialization of biopharmaceuticals and medical devices. Before joining REGENXBIO, Inc. in March 2022, Dr. Palanki was Senior Vice President of Commercial for the Americas at Santen Inc. from August 2018 to March 2022. Previously, he served as the executive team member leading the strategy and operations for pre-launch and global commercialization of a first-in-class biologic at ThromboGenics NV (now known as Oxurion, Euronext Brussels: OXUR). Over the span of his career, Dr. Palanki has held roles of increasing responsibility at several small, mid-sized and large companies, including the launch of LUCENTIS® at Genentech, Inc. He is an active board member and strategic advisor to multiple biotech companies, technology start-ups and global non-profits, including AAVantgarde Bio and Orbis International.

Dr. Palanki holds a Pharm.D. from Albany College of Pharmacy, Union University and his post doctorate from Rutgers University.

We believe Dr. Palanki’s extensive experience as a leader in the life sciences industry is valuable to the Company and qualifies him to serve as one of our directors.

Michael Rowe – Chief Executive Officer, Principal Financial Officer, President and Director

Michael Rowe has been the Chief Executive Officer and a member of the Board of Directors since August 2022, and has been the Principal Financial Officer, Treasurer and Secretary since November 2024. Prior to these roles, he served as the Company’s Corporate Vice President from 2018 to 2021 and the Chief Operating Officer from 2021 until being named Chief Executive Officer. Previously, Mr. Rowe was the Executive Director of Marketing for Aerie Pharmaceuticals Inc., where he was pivotal in the commercialization of their glaucoma franchise. Before that, Mr. Rowe spent 12 years at Allergan plc, where he founded the health economics department, led strategic planning and new pharmaceutical and device product commercialization for the global glaucoma franchise and founded the competitive intelligence function across the company. During this time, Mr. Rowe also served as the Company’s liaison with Senju Pharmaceuticals (“Senju”) (a current stockholder and licensee of Eyenovia) and was instrumental in the successful launch of multiple glaucoma products in the Japanese market.

Mr. Rowe received his B.A. in Psychology from the State University of New York, Stony Brook and his Masters of Science in Experimental Psychology and Ergonomics from Rensselaer Polytechnic Institute.

We believe Mr. Rowe’s experience as an executive of the Company and as our Chief Executive Officer and Principal Financial Officer is valuable to the Company and qualifies him to serve as one of our directors.

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

We believe Dr. Strahlman’s extensive executive experience in life science companies is valuable to the Company and qualifies her to serve as one of our directors.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has an Audit Committee, composed of Michael Geltzeiler (Chair), Mr. Mather and Dr. Strahlman, each of whom satisfy the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the Nasdaq listing rules and Section 10A(m)(3) of the Exchange Act. Our Board has determined that Mr. Geltzeiler is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee met four times during the 2024 fiscal year.

Code of Conduct

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers, and employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, and consultants. The full text of our code of business conduct and ethics is available under the Investors – Governance – Documents & Charters section of our website at www.eyenovia.com. Our Board of Directors is responsible for overseeing our code of business conduct and ethics and any waivers applicable to any director, executive officer, or employee. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and consultants, on our website identified above.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to directors, officers, employees and consultants of the Company, as well as certain other covered persons. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A full copy of our Insider Trading Policy can be found as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Hedging and Pledging Transactions

Under our Insider Trading Policy, we strongly discourage our employees (including our named executive officers) and our directors from hedging our securities, holding shares of our common stock in a margin account, or pledging shares of our common stock as collateral for a loan.

Executive Officers

The following table sets forth information concerning our executive officers as of April 23, 2025:

Name	Age	Position
Michael Rowe	63	Chief Executive Officer, and Principal Financial Officer, President and Director
Bren Kern	44	Chief Operating Officer

See “Directors” above for additional information about Mr. Rowe.

Bren Kern has served as the Company’s Chief Operating Officer since January 2023. Prior to that, he served as the Company’s Vice President of Manufacturing and Operations since June 2022. Previously, he was the Vice President of Manufacturing at Hound Labs, Inc. from March 2021 to June 2022. He also served as the Vice President of Operations at Second Source Medical LLC from April 2020 to March 2021, Biolux Research Ltd from 2019 to 2020 and BAROnova Inc. from 2016 to 2019. Mr. Kern earned his B.S. from the Oregon Institute of Technology in 2003.

Item 11. Executive Compensation.

This Item 11 discusses material components of our executive compensation program for the following individuals, each of whom is one of our “named executive officers” for 2024: Michael Rowe (our Chief Executive Officer), Bren Kern (our Chief Operating Officer), John P. Gandolfo (our former Chief Financial Officer) and Andrew Jones (our former Chief Financial Officer).

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies”, as such term is defined in the rules promulgated under the Securities Act of 1933, as amended.

Key Elements of Our Compensation Program for 2024

In 2024, we compensated our named executive officers through a combination of base salary and long-term equity incentives in the form of options. Our named executive officers are also eligible for our standard benefits programs, which include group health insurance and vacation programs.

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for fiscal years ended December 31, 2024 and 2023. The Company does not have any non-equity incentive plans or awards.

Name and					Stock	Option		All other
Principal		Salary		Bonus	awards	awards		compensation		Total
Position	Year	($)		($)	($)(1)	($)(1)		($)		($)
Michael Rowe	2024	632,500	(2)	—	—	101,230	(4)	74,026	(3)	807,756
Chief Executive Officer	2023	575,000	(2)	189,750	—	—		10,718	(5)	775,468
Bren Kern	2024	396,750	(12)	—	—	67,487	(15)	43,127	(16)	507,364
Chief Operating Officer	2023	345,000	(12)	56,925	—	151,423	(13)	13,660	(14)	567,008
John P. Gandolfo(21)	2024	409,938	(6)	—	—	80,984	(7)	29,597	(8)	520,518
Former, Chief Financial Officer	2023	452,500	(6)	111,994	—	107,279	(9)	13,660	(10)	685,433
Andrew Jones(17)	2024	100,128	(18)	—	—	83,232	(19)	28,565	(20)	211,925
Former, Chief Financial Officer
(1)

The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 12 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for the assumptions underlying the valuation of equity awards.

(2)	Mr. Rowe was paid pursuant to the terms of an Employment Agreement dated July 26, 2022.

(3)

Represents amounts paid to Mr. Rowe in 2024 for accrued vacation time when Eyenovia transitioned to an unlimited vacation time policy in 2024, matching funds for his contributions to the Eyenovia 401(k) program and a monthly cell phone allowance received by all Eyenovia, Inc. employees.

(4)

During 2024, we granted options to purchase 936 shares of common stock at an exercise price of $152.80 per share to Mr. Rowe. The options had an original grant date fair value of $101,230. The options vested as to one-third of the shares underlying the options on February 12, 2025, and the remaining options become exercisable in 24 equal increments on one-month anniversaries thereafter. The shares and exercise price of the grant have been adjusted to reflect a reverse stock split at a ratio of 1-for-80, which was effected on January 31, 2025 (the “Reverse Stock Split”).

(5)	Represents amounts paid to Mr. Rowe in 2023 for matching funds for his contributions to the Eyenovia 401(k) program and a monthly cell phone allowance received by all Eyenovia, Inc. employees.
(6)	Mr. Gandolfo was paid pursuant to the terms of an Employment Agreement dated February 15, 2019, as amended on March 10, 2022.
(7)

During 2024, we granted options to purchase 749 shares of common stock at an exercise price of $152.80 per share to Mr. Gandolfo. The options had an original grant date fair value of $80,984. Mr. Gandolfo retired on November 15, 2024, thus the options did not vest partially or in total so they were forfeited on the retirement date. The shares and exercise price of the grant have been adjusted to reflect the Reverse Stock Split.

(8)

Represents amounts paid to Mr. Gandolfo in 2024 for accrued vacation time when Eyenovia transitioned to an unlimited vacation time policy in 2024, matching funds for his contributions to the Eyenovia 401(k) program and a monthly cell phone allowance received by all Eyenovia, Inc. employees.

(9)

During 2023, we granted options to purchase 852 shares of common stock at an exercise price of $172.80 per share to Mr. Gandolfo. The options had an original grant date fair value of $107,279. The options vested as to one-third of the shares underlying the options on January 17, 2024 and the remaining options become exercisable in 24 equal increments on one-month anniversaries thereafter. The shares and exercise price of the grant have been adjusted to reflect the Reverse Stock Split. Mr. Gandolfo retired on November 15, 2024 and a portion of the shares were partially vested on that date, thus 355 options were forfeited while the remaining 497 options expired three months after Mr. Gandolfo’s retirement.

(10)	Represents amounts paid to Mr. Gandolfo in 2023 for matching funds for his contributions to the Eyenovia 401(k) program, and a monthly cell phone allowance received by all Eyenovia, Inc. employees.
(12)	Mr. Kern was paid pursuant to the terms of an Employment Agreement dated December 19, 2022.
(13)

During 2023, we granted options to purchase 1,499 shares of common stock at an exercise price of $137.20 per share to Mr. Kern. The options had a grant date fair value of $151,423. The options vested as to one-third of the shares underlying the options on January 3, 2024 and the remaining options become exercisable in 24 equal increments on one-month anniversaries thereafter. The shares and exercise price of the grant have been adjusted to reflect the Reverse Stock Split.

(14)	Represents amounts paid to Mr. Kern in 2023 for matching funds for his contributions to the Eyenovia 401(k) program, and a monthly cell phone allowance received by all Eyenovia, Inc. employees.
(15)

During 2024, we granted options to purchase 624 shares of common stock at an exercise price of $152.80 per share to Mr. Kern. The options had a grant date fair value of $67,487. The options vested as to one-third of the shares underlying the options on February 12, 2025 and the remaining options become exercisable in 24 equal increments on one-month anniversaries thereafter. The shares and exercise price of the grant have been adjusted to reflect the Reverse Stock Split.

(16)

Represents amounts paid to Mr. Kern in 2024 for accrued vacation time when Eyenovia transitioned to an unlimited vacation time policy in 2024, matching funds for his contributions to the Eyenovia 401(k) program and a monthly cell phone allowance received by all Eyenovia, Inc. employees.

(17)	Mr. Jones served as our Chief Financial Officer and Secretary from August 30, 2024 to November 22, 2024.

(18)

Mr. Jones was paid pursuant to the terms of an Employment Agreement dated August 30, 2024; information reported for Mr. Jones reflects his compensation for the period from August 30, 2024 to November 22, 2024.

(19)

During 2024, we granted options to purchase 2,500 shares of common stock at an exercise price of $44.00 per share to Mr. Jones. The options had a grant date value of $83,232. The options vested as to one-quarter of the shares underlying the options on August 30, 2025 and the remaining options become exercisable in 3 one-year anniversaries thereafter. The shares and exercise price of the grant have been adjusted to reflect the Reverse Stock Split. Mr. Jones forfeited his options upon his resignation. This grant expired on November 22, 2024 when Mr. Jones transitioned out of his position as Chief Financial Officer, Treasurer and Secretary of the Company.

(20)

Represents amounts paid to Mr. Jones in 2024 for accrued vacation time when Eyenovia transitioned to an unlimited vacation time policy in 2024 and a monthly cell phone allowance received by all Eyenovia, Inc. employees. Mr. Jones also received a consulting fee after transitioning from his role as CFO.

(21)	John Gandolfo retired on November 15th 2025.

Employment and Consulting Arrangements

Michael Rowe

Mr. Rowe is currently compensated for his services as our Chief Executive Officer pursuant to an Employment Agreement dated July 26, 2022 (the “Rowe Employment Agreement”). On July 26, 2022, the Board of Directors appointed Michael Rowe as the Company’s Chief Executive Officer.

Under the terms of the Rowe Employment Agreement, the Company must pay Mr. Rowe a base salary of not less than $575,000 per year. Mr. Rowe is eligible to receive an annual cash bonus based upon the achievement of pre-established annual individual and Company objectives determined by the Company’s Board of Directors or its Compensation Committee. He is also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors.

Mr. Rowe does not receive additional compensation for his role as Principal Financial Officer of the Company.

Bren Kern

Mr. Kern is currently compensated for his services as our Chief Operating Officer pursuant to an Employment Agreement dated December 19, 2022 (the “Kern Employment Agreement”).

Under the terms of the Kern Employment Agreement, the Company must pay Mr. Kern a base salary of not less than $345,000 per year. Mr. Kern is eligible to receive an annual cash bonus, based upon the achievement of annual performance objectives generally determined by the Compensation Committee. He is also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors.

John P. Gandolfo

Mr. Gandolfo was compensated for his services as our Chief Financial Officer pursuant to an Employment Agreement dated February 15, 2019, as amended on March 10, 2022 (the “Gandolfo Employment Agreement”).

Under the terms of the Gandolfo Employment Agreement, the Company must pay Mr. Gandolfo a base salary of not less than $366,000 per year. Mr. Gandolfo is eligible to receive an annual cash bonus, based upon the achievement of pre-established annual individual and Company objectives determined by the Company’s Board of Directors or its Compensation Committee. He also is eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors or Compensation Committee. Mr. Gandolfo retired on November 15, 2024.

Andrew Jones

Mr. Jones was compensated for his services as our Chief Financial Officer pursuant to an Employment Agreement dated August 30, 2024 (the “Jones Employment Agreement”).

Under the terms of the Jones Employment Agreement, the Company paid Mr. Jones a base salary of not less than $440,000 per year. Mr. Jones was eligible to receive an annual cash bonus, based upon the achievement of pre-established annual individual and Company objectives determined by the Company’s Board of Directors or its Compensation Committee. He was also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors or Compensation Committee.

On November 22, 2024, Mr. Jones transitioned out of his position as Chief Financial Officer into a role as a part-time consultant for the Company. Mr. Jones received $20,000 for his consulting services to the Company for 2024.

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

Termination by Company without Cause or by Executive for Good Reason Following Executive’s First Six Months of Employment. In the event that Mr. Rowe’s employment is terminated by us other than for Cause, Disability or death at any time after Mr. Rowe’s first six months of employment as CEO, then, in addition to the Rowe Accrued Obligations, Mr. Rowe shall receive the following, subject to certain terms and conditions:

●	Severance Payment. Payment in an amount equal to Mr. Rowe’s base salary for a 12-month period, less customary and required taxes and employment-related deductions, paid in one lump sum amount.
●	Benefits. health insurance coverage at no cost to Mr. Rowe, until the earlier to occur of 12 months following the termination date or the date Mr. Rowe elects to participate in the group health plan of another employer.

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

●	Severance Payment. Payment in an amount equal to Mr. Kern’s base salary for a 12-month period, less customary and required taxes and employment-related deductions, paid in one lump sum amount.
●	Benefits. Health insurance coverage at no cost to Mr. Kern, until the earlier to occur of 12 months following the termination date or the date Mr. Kern elects to participate in the group health plan of another employer.

Change in Control Provision of Employment Agreements

The Rowe Employment Agreement also provides that if within 12 months following any “Corporate Transaction” (as defined in the 2018 Plan) of the Company, the executive’s employment is terminated by the Company without Cause or the executive suffers an Involuntary Termination (as defined in the employment agreements), provided that the executive has signed a full release of all claims, the executive will be entitled to receive, in lieu of what is described above: (i) severance pay equal to 12 months of his then-current base salary, and (ii) a reimbursement for health insurance benefits under COBRA for the executive and his spouse and dependents for a period of 12 months or until the executive becomes eligible for comparable insurance benefits from another employer, whichever is earlier.

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

The Kern Employment Agreement provides that if, within a period of 30 days prior to or 12 months following a Change of Control of the Company, Mr. Kern’s employment is terminated by the Company other than for Cause, disability or death or by Mr. Kern for Good Reason, provided that Mr. Kern has signed a separation agreement including a full release of all claims, Mr. Kern will be entitled to receive, in lieu of what is described above: (i) severance pay equal to 12 months of his then-current base salary, and (ii) medical insurance coverage at no cost for a period of 12 months or until Kern elects to participate in the group health plan of another employer, whichever is earlier.

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

Outstanding Equity Awards as of December 31, 2024

The following table sets forth information regarding all outstanding stock options held by our named executive officers as of December 31, 2024, adjusted for the Reverse Stock Split:

	Number of		Number of
	securities		securities
	underlying		underlying		Option
	unexercised		unexercised		exercise	Option
	options (#)		options (#)		price	expiration
Name	exercisable		unexercisable		($)	date
Michael Rowe	750	(1)	—		504.00	7/2/2028
Chief Executive Officer	248	(2)	—		496.00	7/24/2028
	534	(3)	—		248.80	8/16/2029
	1,644	(4)	—		217.60	6/3/2030
	1,603	(5)	—		480.80	1/29/2031
	272		17	(6)	248.00	2/14/2032
	4,276		1,223	(7)	132.80	8/1/2032
	—		936	(11)	152.80	2/12/2034
Bren Kern,	486		139	(7)	132.80	8/1/2032
Chief Operating Officer	956		543	(10)	137.20	1/3/2033
	—		624	(11)	152.80	2/12/2034
John Gandolfo,	890	(8)	—		697.60	4/16/2028
Former, Chief Financial Officer	310	(2)	—		496.00	2/15/2025
	667	(3)	—		248.80	2/15/2025
	1,434	(4)	—		217.60	2/15/2025
	1,603	(5)	—		480.80	2/15/2025
	265	(6)	—		248.00	2/15/2025
	497	(9)	—		172.80	2/15/2025
(1)	The options vested as to 20.83 shares on August 2, 2018 and vested in equal 20.83 share amounts on each of the 35 one-month anniversaries thereafter, subject to acceleration in certain circumstances.
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

(8)

The options vested as to 24.72 shares on May 16, 2018 and vested in equal 24.72 share amounts on each of the 35 one-month anniversaries thereafter, subject to acceleration in certain circumstances. The shares of the grant have been affected by an 80 to 1 reverse stock split effective January 31, 2025.

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

(11)

The options vested as to one-third of the shares underlying the options on February 12, 2025 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter, subject to acceleration in certain circumstances.

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

Additionally, our Audit Committee Chair receives an additional annual retainer of $20,000, while all other members of our Audit Committee received an additional annual retainer of $10,000. Our Compensation Committee Chair received an additional annual retainer of $15,000, while all other members of our Compensation Committee received an additional annual retainer of $7,500. Our Nominating and Corporate Governance Committee Chair received an additional annual retainer of $10,000, while all other members of our Nominating and Corporate Governance Committee received an additional annual retainer of $5,000. Our Innovation Committee Chair received an additional annual retainer of $15,000, while all other members of our Innovation Committee received an additional annual retainer of $7,500. The board made the decision to suspend the Innovation Committee in the second quarter of 2024.

The following table sets forth certain information concerning the compensation of our then serving directors (excluding Mr. Rowe who was a named executive officer) for the fiscal year ended December 31, 2024:

	Fees
	earned or	Stock		Option
	paid in	awards		awards		All other
Name	cash ($)	($)(1)		($)(1)		compensation ($)		Total ($)
Charles E. Mather IV(3)	$85,000	$40,000	(4)	$40,000	(5)	—		$165,000
Tsontcho Ianchulev, M.D., M.P.H(2)	$88,750	$40,000	(4)	$40,000	(5)	60,000	(6)	$228,750
Michael Geltzeiler	$60,000	$40,000	(4)	$40,000	(5)	—		$140,000
Rachel Jacobson	$53,750	$40,000	(4)	$40,000	(5)	—		$133,750
Ram Palanki, Pharm.D	$56,250	$40,000	(4)	$40,000	(5)	—		$136,250
Ellen Strahlman, M.D.	$65,000	$40,000	(4)	$40,000	(5)	—		$145,000
(1)

The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 12 to our financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 for the assumptions underlying the valuation of equity awards.

(2)

Dr. Ianchulev received $15,000 per quarter for his services as the Executive Chair in addition to the compensation payable to non-employee members of the Board. Effective September 30, 2024, Dr. Ianchulev stepped down as Executive Chair of the Board and was compensated as a non-employee member of the Board going forward.

(3)

Effective October 1, 2024, Charles E. Mather IV became Chairman of the Board and receives $15,000 per quarter for his services as Chairman, in addition to the compensation payable to non-employee members of the Board.

(4)

On June 12, 2024, the Board of Directors granted to each of Dr. Ianchulev, Ms. Jacobson, Mr. Mather, Dr. Palanki, Michael Geltzeiler and Dr. Strahlman 768 RSUs with an aggregate grant date fair value of $40,000, computed in accordance with FASB ASC Topic 718. These RSUs will vest on the earlier of June 12, 2025 and the date of the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”), subject to the director’s continued service on the Board. The number of shares underlying the grants have been adjusted to reflect the Reverse Stock Split.

(5)

On June 12, 2024, the Board of Directors granted to each of Dr. Ianchulev, Ms. Jacobson, Mr. Mather, Dr. Palanki and Dr. Strahlman options to purchase 1,063 shares of our common stock at an exercise price of $52.00 per share, exercisable on the earlier of June 12, 2025 and the date of the 2025 Annual Meeting, subject to the director’s continued service on the Board. The shares and exercise price of the grants have been adjusted to reflect the Reverse Stock Split.

(6)

Dr. Ianchulev previously received $15,000 per quarter for Medical Advisory services, in addition to the compensation previously payable to him as the Executive Chair and the compensation payable to non-employee members of the Board. The Medical Advisory services agreement continued through December 31, 2024.

As of December 31, 2024, our non-employee directors held the following aggregate number of outstanding RSUs and outstanding options to purchase shares of our common stock.

		Aggregate
	Aggregate	number of
	number of	option awards
Name	outstanding RSUs	outstanding
Charles E. Mather IV	1,588	2,165
Tsontcho Ianchulev, M.D., M.P.H	1,249	14,253
Michael Geltzeiler	1,015	1,422
Rachel Jacobson	1,301	1,814
Ram Palanki, Pharm.D	1,235	1,723
Ellen Strahlman, M.D.	1,235	1,723

None of our non-employee directors received any compensation for the fiscal year ended December 31, 2024 in their capacity as directors other than as reflected above.

Timing of Equity Grants

We do not have any program, plan or obligation that requires us to grant equity awards on specified dates, although the Company’s longstanding practice has been to make annual equity grants in January and May or June of each year at the regularly scheduled meetings of the Compensation Committee and the Board of Directors. We believe this allows management, the Compensation Committee and the Board to review all elements of compensation at the same points in each year. The Board, with respect to our CEO, and the Compensation Committee, with respect to our other NEOs, may also grant equity awards from time to time in recognition of a NEO’s expanded duties and responsibilities or continuing contributions to the Company’s performance.

Neither the Compensation Committee nor the Board takes material nonpublic information into account when determining the timing and terms of grants of equity compensation. Further, we do not have any program, plan or practice to time grant dates of equity compensation awards in coordination with the release of material nonpublic information and have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of December 31, 2024 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Equity Compensation Plan Information

Weighted-
		average	Number of securities
	Number of securities	exercise price	remaining available for
	to be issued upon	of outstanding	future issuance under
	exercise of	options,	equity compensation plans
	outstanding options,	warrants and	(excluding securities
	warrants, and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2014 Equity Incentive Plan, as amended	8,889	$280.41	0
Amended and Restated 2018 Omnibus Stock Incentive Plan	66,886	$209.50	14,227
Equity compensation plans not approved by security holders	—	—	—
Total	75,775	$217.82	14,227

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 23, 2025, unless otherwise noted below, for the following:

●	each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;
●the named executive officers set forth in the Summary Compensation Table;
●each director; and
●all current directors and executive officers as a group.

Applicable percentage ownership is based on 2,830,546 shares of our common stock outstanding as of April 23, 2025, unless otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after April 23, 2025 is deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Eyenovia, Inc., 23461 South Pointe Drive, Suite 390, Laguna Hills, CA 92653.

	Shares
	Beneficially
Name of Beneficial Owner	Owned Number	Percentage
Directors and Named Executive Officers
Michael Rowe(1)	11,693	*	%
Bren Kern(2)	1,951	*
Tsontcho Ianchulev(3)	27,805	1.0
Rachel Jacobson(4)	3,115	*
Charles E. Mather IV(5)	4,115	*
Ram Palanki(6)	2,958	*
Ellen Strahlman(7)	3,429	*
Michael Geltzeiler(8)	2,437	*
All directors and executive officers as a group (8 persons)	57,503	2.0%
*	Less than 1% of the outstanding shares of our common stock.

(1)	Includes (i) 1,374 shares of common stock and (ii) 10,319 shares of common stock underlying options that are exercisable within 60 days of April 23, 2025.
(2)	Includes (i) 31 shares of common stock and (ii) 1,920 shares of common stock underlying options that are exercisable within 60 days of April 23, 2025.
(3)	Includes (i) 3,873 shares of common stock, (ii) 14,253 shares of common stock underlying options that are exercisable within 60 days of April 23, 2025, (iii) 1,249 RSUs that vest within 60 days of April 23, 2025,, (iv) 772 shares underlying warrants held by Dr. Ianchulev directly that are exercisable within 60 days of April 23, 2025, (v) 7,583 shares of common stock held by PME and (vi) 75 shares of common stock held by The Meliora Trust. Dr. Ianchulev is one of the two principal shareholders of PME and therefore may be deemed to have beneficial ownership of the shares of common stock held by PME.
(4)	Includes (i) 1,301 RSUs that vest within 60 days of April 23, 2025, and (ii) 1,814 shares of common stock underlying options that are exercisable within 60 days of April 23, 2025.
(5)	Includes (i) 362 shares of common stock, (ii) 1,588 RSUs that vest within 60 days of April 23, 2025, and (iii) 2,165 shares of common stock underlying options that are exercisable within 60 days of April 23, 2025.
(6)	Includes (i) 1,235 RSUs that vest within 60 days of April 23, 2025, and (ii) 1,723 shares of common stock underlying options that are exercisable within 60 days of April 23, 2025.
(7)	Includes (i) 471 shares of common stock, (ii) 1,235 RSUs that vest within 60 days of April 23, 2025, and (iii) 1,723 shares of common stock underlying options that are exercisable within 60 days of April 23, 2025.
(8)	Includes (i) 1,015 RSUs that vest within 60 days of April 23, 2025, and (ii) 1,422 shares of common stock underlying options that are exercisable within 60 days of April 23, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There were no transactions since January 1, 2023 to which we have been or are a participant, including currently proposed transactions, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or has a direct or indirect material interest except as described below.

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

Equity Issued to Executive Officers and Directors

We granted options and restricted stock units to our named executive officers and directors in 2024, as more fully described in the sections entitled “Outstanding Equity Awards as of December 31, 2024” and “Director Compensation”.

Procedures for Approval of Related-Party Transactions

The Audit Committee, pursuant to its written charter and our Related Party Transaction Policy, is responsible for reviewing and approving or ratifying any related-party transaction reaching a certain threshold of significance. In the course of its review and approval or ratification of a related-party transaction, the committee, among other things, considers, consistent with Item 404 of Regulation S-K, the following:

●	whether the transaction was undertaken in the ordinary course of business;
●	whether the transaction was initiated by the Company or the related person;
●	whether the terms of the transaction are fair to the Company and on the same basis as would apply if the transaction did not involve the related person;
●	whether there are business reasons for the Company to enter into the transaction;
●	the approximate dollar value of the transaction, and the significance of that amount, particularly as it relates to the related person;
●	whether the transaction would impair the independence of an outside director;
●	any pre-existing contractual obligations; and
●	whether the transaction would present an improper conflict of interest for any director or executive officer of the Company, taking into account the size of the transaction, the overall financial position of the director, executive officer, or the related person, the direct or indirect nature of the director’s, executive officer’s, or the related person’s interest in the transaction and the ongoing nature of any proposed relationship, and any other factors the Audit Committee deems relevant.

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

To the best of our knowledge, since January 1, 2023, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

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

The following table summarizes the aggregate fees billed for professional services rendered to us by Marcum LLP (“Marcum”) in 2024 and 2023. A description of these various fees and services follows the table.

	2024	2023
Audit Fees	$241,191	$241,610
Audit-Related Fees	$250,815	$155,970
Tax Fees	—	—
All Other Fees	—	—

Audit Fees

Audit fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees include services rendered by Marcum for the 2024 and 2023 audits totaling $125,956 and $167,375, respectively. Fees also include services rendered by Marcum for their reviews of the condensed financial statements included in the Company’s Form 10-Q’s during the first three quarters of 2024 and 2023 totaling $115,235 and $74,235,

Audit-Related Fees

Audit-related fees include services such as services related to the review of our registration statements, SEC comment letters and issuance of comfort letters by Marcum, in 2024 and 2023, totaling $250,815 and $155,970, respectively.

Tax Fees

No tax fees were billed to us by Marcum for the years ended December 31, 2024 or 2023.

All Other Fees

No other fees were billed to us by Marcum for the years ended December 31, 2024 or 2023.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(b) Exhibit Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A:

		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.1.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024

3.1.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 31, 2025

3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022

4.1	Description of Securities	10-K	001-38365	4.1	April 15, 2025

4.2	Form of Class B Warrant Issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

4.3	Warrant Amendment Agreement, dated June 28, 2024	8-K	001-38365	10.3	July 1, 2024

4.4	Form of Warrant Issued on May 7, 2021	8-K	001-38365	4.1	May 10, 2021

4.5	Form of Warrant Issued on July 1, 2024	8-K	001-38365	4.1	July 1, 2024

4.6	Form of Warrant Issued on September 30, 2024	8-K	001-38365	4.1	September 30, 2024

4.7	Amendment No. 1 to Warrant Issued on September 30, 2024, dated December 9, 2024	10-K	001-38365	4.7	April 15, 2025

4.8	Form of Warrant Issued on November 26, 2024	8-K	001-38365	4.1	November 26, 2024

4.9	Amendment No. 1 to Warrant Issued on November 26, 2024, dated December 9, 2024	10-K	001-38365	4.9	April 15, 2025

4.10	Form of Warrant Issued on December 9, 2024	8-K	001-38365	4.1	December 9, 2024

4.11	Form of Series A Warrant Issued on January 17, 2025	8-K	001-38365	4.1	January 16, 2025

4.12	Form of Series B Warrant Issued on January 17, 2025	8-K	001-38365	4.2	January 16, 2025

10.1	Exclusive License Agreement, dated March 18, 2015, between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd.	S-1	333-222162	10.1	December 19, 2017

10.1.1#	Amendment to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated April 8, 2020	10-Q	001-38365	10.24	August 14, 2020

10.1.2#	Letter Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated August 10, 2020	10-Q	001-38365	10.27	August 14, 2020

10.1.3#	Amendment No. 2 to the Exclusive License Agreement by and between Eyenovia, Inc. and Senju Pharmaceutical Co., Ltd., dated September 14, 2021	10-Q	001-38365	10.2	November 12, 2021

10.4#	License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated August 10, 2020	10-Q	001-38365	10.28	August 14, 2020

10.5#	Amendment No. 1 to License Agreement by and between Eyenovia, Inc. and Arctic Vision (Hong Kong) Limited, dated September 14, 2021	10-Q	001-38365	10.1	November 12, 2021

10.6#	Mutual Termination and Reassignment, dated January 12, 2024, by and between Eyenovia, Inc and Bausch + Lomb Ireland Limited	10-K	001-38365	10.38	March 18, 2024

10.8#	License Agreement, dated August 15, 2023, by and between Eyenovia, Inc. and Formosa Pharmaceuticals, Inc.	10-Q	001-38365	10.1	November 13, 2023

10.9	Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.30	March 31, 2023

10.10	Supplement to the Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.31	March 31, 2023

10.11	Subscription Agreement, dated November 22, 2022, by and among Eyenovia, Inc., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.32	March 31, 2023

10.15*#	Employment Agreement, dated July 26, 2022, by and between Eyenovia, Inc, and Michael Rowe	10-Q	001-38365	10.2	August 11, 2022

10.17*	Employment Agreement, dated December 19, 2022, by and between Eyenovia, Inc. and Bren Kern	10-K	001-38365	10.33	March 31, 2023

10.18*	Non-Employee Director Compensation Policy, as amended	10-Q	001-38365	10.1	November 14, 2022

10.19*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.14	August 14, 2019

10.20*	Form of Nonqualified Stock Option Agreement	S-8	333-233278	10.15	August 14, 2019

10.21*	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan, as Amended	8-K	001-38365	10.1	June 27, 2023

10.22*	Form of Restricted Stock Unit Agreement	10-K/A	001-38365	10.34	May 1, 2023

10.23*	Form of Notice of Inducement Stock Option Grant	10-Q	001-38365	10.7	November 12, 2024

10.24*	Form of Indemnification and Advancement Agreement	10-Q	001-38365	10.8	November 12, 2024

10.25#	Amended and Restated Sales Agreement, dated December 30, 2024, by and between Eyenovia, Inc. and Chardan Capital Markets, LLC	8-K	001-38365	1.1	December 30, 2024

10.26	Inducement Letter, dated January 16, 2025	8-K	001-38365	10.1	January 16, 2025

19.1	Insider Trading Policy	10-K	001-38365	19.1	April 15, 2025

23.1	Consent of Marcum LLP	10-K	001-38365	23.1	April 15, 2025

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	31.1	April 15, 2025

31.2	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	--	--	--	Filed herewith

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	32.1	April 15, 2025

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-38365	32.2	April 15, 2025

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-38365	97.1	March 18, 2024

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2024 and 2023; (ii) Statements of Operations for the Years Ended December 31, 2024 and 2023; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2024 and 2023; (iv) Statements of Cash Flows for the Years Ended December 31, 2024 and 2023; and (v) Notes to Financial Statements	--	--	--	Filed herewith

104	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	--	--	--	Filed herewith
*	Management contract or other compensatory plan.
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

EYENOVIA, INC.

Date: April 30, 2025	By:	/s/ Michael Rowe
Michael Rowe
Chief Executive Officer
(Principal Executive and Financial Officer)