Form 10-Q
period 2025-03-31
EYENOVIA, INC.
filed 2025-05-19
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

The number of outstanding shares of the registrant’s common stock was 2,882,808 as of May 15, 2025.

EYENOVIA, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

EYENOVIA, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2025	2024
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$3,934,966	$2,121,463
License fee and expense reimbursements receivable	25,787	24,827
Security deposits, current	14,968	14,968
Prepaid expenses and other current assets	1,183,262	605,941
Total Current Assets	5,158,983	2,767,199

Security deposits, non-current	182,200	182,200
Operating lease right-of-use asset	642,770	718,360
Total Assets	$5,983,953	$3,667,759

Liabilities and Stockholders’ Deficiency

Current Liabilities:
Accounts payable	$1,199,961	$2,199,768
Accrued compensation	109,934	144,161
Accrued expenses and other current liabilities	3,241,554	3,178,513
Operating lease liabilities - current portion	542,561	575,163
Notes payable - current portion, net of debt discount of $56,954 and $527,870 as of March 31, 2025 and December 31, 2024, respectively	729,999	5,212,532
Convertible notes payable - current portion, net of debt discount of $723,725 and $263,930 as of March 31, 2025 and December 31, 2024, respectively	9,276,275	4,736,070
Total Current Liabilities	15,100,284	16,046,207

Operating lease liabilities - non-current portion	597,670	717,504
Total Liabilities	15,697,954	16,763,711

Commitments and contingencies (Note 8)

Stockholders’ Deficiency:
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024
Common stock, $0.0001 par value, 300,000,000 shares authorized; 2,830,546 and 1,506,369 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	283	151
Additional paid-in capital	189,079,241	182,213,889
Accumulated deficit	(198,793,525)	(195,309,992)
Total Stockholders’ Deficiency	(9,714,001)	(13,095,952)
Total Liabilities and Stockholders’ Deficiency	$5,983,953	$3,667,759

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Operating Income
Revenue	$14,720	$4,993
Cost of revenue	(48)	(203,027)
Gross Profit	14,672	(198,034)

Operating Expenses:
Research and development	673,043	4,431,601
General and administrative	2,372,322	3,637,189
Reversion of license rights	—	2,000,000
Total Operating Expenses	3,045,365	10,068,790
Loss From Operations	(3,030,693)	(10,266,824)

Other Income (Expense):
Other (expense) income, net	3,687	(97,558)
Gain on extinguishment of debt	89,623	—
Interest expense	(581,499)	(678,658)
Interest income	35,349	120,939
Total Other Expense	(452,840)	(655,277)

Net Loss	$(3,483,533)	$(10,922,101)

Net Loss Per Share - Basic and Diluted	$(1.59)	$(18.75)

Shares Outstanding - Basic and Diluted	2,188,938	582,584

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Changes in Stockholders’ (Deficiency) Equity

(unaudited)

	For the Three Months Ended March 31, 2025
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	(Deficiency) Equity
Balance - January 1, 2025	1,506,369	$151	$182,213,889	$(195,309,992)	$(13,095,952)
Issuance of common stock in At the Market offering [1]	1,127,100	113	5,663,153	—	5,663,266
Stock-based compensation	—	—	279,628	—	279,628
Induced exercise of stock warrants [2]	197,118	19	922,731	—	922,750
Reverse stock split settlement of fractional shares	(41)	—	(160)	—	(160)
Warrant modification and additional warrants - incremental value [3]	—	—	1,194,102	—	—
Warrant modification and additional warrants - in issuance costs for inducement [4]	—	—	(1,194,102)	—	—
Net loss	—	—	—	(3,483,533)	(3,483,533)
Balance - March 31, 2025	2,830,546	$283	$189,079,241	$(198,793,525)	$(9,714,001)

	For the Three Months Ended March 31, 2024
			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - January 1, 2024	569,413	$57	$154,490,596	$(145,491,559)	8,999,094
Issuance of common stock in At the Market offering [5]	22,917	2	3,194,545	—	3,194,547
Stock-based compensation	—	—	546,232	—	546,232
Net loss	—	—	—	(10,922,101)	(10,922,101)
Balance - March 31, 2024	592,330	$59	$158,231,373	$(156,413,660)	$1,817,772

[1] Includes gross proceeds of $5,851,007 less total issuance costs of $187,741.

[2] Includes gross proceeds of $1,039,206 less total issuance costs of $116,456.

[3] Incremental value from the warrant inducement entered into on January 16, 2025 (see Note 9 – Stockholders’ Equity).

[4] Non-cash warrant modification and additional warrants issuance costs related to the warrant inducement are shown as a separate line item for clarity.

[5] Includes gross proceeds of $3,293,347 less total issuance costs of $98,800.

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(3,483,533)	$(10,922,101)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	279,628	546,232
Depreciation of property and equipment	—	247,728
Amortization of debt discount	277,972	184,207
Write-off of property and equipment	—	85,051
Write-down of inventories to net realizable value	—	198,034
Provision for defective clinical supply settlement	—	100,000
Amortization of operating lease	75,591	127,904
Gain on extinguishment of debt	(89,623)	—
Interest expense added to note principal	198,829	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(577,321)	(154,486)
License fee and expense reimbursements receivables	(960)	35,788
Deferred clinical supply costs	—	375,994
Inventories	—	(567,598)
Accounts payable	(999,807)	392,100
Accrued compensation	(34,227)	(830,327)
Accrued expenses and other current liabilities	63,041	363,828
Lease liabilities	(152,436)	(74,101)
Net Cash Used In Operating Activities	(4,442,846)	(9,891,747)

Cash Flows From Investing Activities
Purchases of property and equipment	—	(114,105)
Net Cash Used In Investing Activities	—	(114,105)

Cash Flows From Financing Activities
Proceeds from sale of common stock in At the Market offering	5,851,007	3,293,347
Payment of issuance costs for At the Market offering	(187,741)	(98,800)
Proceeds from induced exercise of stock warrants	1,039,206	—
Payment of cash issuance costs for induced exercise of stock warrants	(116,456)	—
Reverse stock split settlement of fractional shares	(160)	—
Payment of issuance costs for debt modification	(177,228)	—
Repayments of notes payable	(152,279)	(61,646)
Net Cash Provided By Financing Activities	6,256,349	3,132,901
Net Increase (Decrease) in Cash and Cash Equivalents	1,813,503	(6,872,951)
Cash and Cash Equivalents - Beginning of Period	2,121,463	14,849,057
Cash and Cash Equivalents - End of Period	$3,934,966	$7,976,106

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$494,451

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$—	$505,050
Accrual for intangible asset milestone obligation	$—	$4,000,000
Reclassification of deferred clinical supply costs to inventories	$—	$3,034,498
Modification date carrying value of extinguished Avenue Loan	$10,262,280	$—
Modification date fair value of modified Avenue Loan	$10,172,657	$—
Warrant modification and additional warrants - incremental value	$1,194,102	$—

The accompanying notes are an integral part of these condensed financial statements.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Eyenovia, Inc., (“Eyenovia” or the “Company”) is an ophthalmic technology company developing a proprietary Optejet® topical ophthalmic medication dispensing platform. In November 2024, the Company received a negative clinical trial result in its development-stage drug-device combination product, MicroPine. As a result, the Company restructured, minimized expenses and engaged with an investment bank to explore strategic options in order to maximize shareholder value. The Company has paused the national sales roll-out of its products clobetasol propionate and Mydcombi® until additional resources can be obtained. At the same time, the Company accelerated development efforts relating to the Optejet.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2025 and for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “2024 Form 10-K”), as amended by Amendment No. 1, filed with the SEC on April 30, 2025 (the “2024 Form 10-K Amendment”).

Basis of Presentation

On January 31, 2025, the Company effected a reverse stock split of its common stock at a ratio of 1–for-80 (the “Reverse Split”). Upon the effectiveness of the Reverse Split, every 80 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the Reverse Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu of such fractional share. Accordingly, all share and per share amounts for all periods presented in these financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

Note 2 – Going Concern

The Company expects to continue to incur cash outflows from operations for the near future. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern for at least one year from the date that these financial statements are issued. Implementation of the Company’s plans and its ability to continue as a going concern will depend upon the Company’s ability to generate sufficient recurring revenues, the Company’s ability to raise further capital, through the sale of additional equity or debt securities or the completion of a transaction consistent with the strategic alternatives that we are exploring or otherwise, to support its future operations. If the Company is unable to generate sufficient recurring revenue, secure additional capital or complete a strategic transaction, it may be required to curtail its research and development initiatives, take additional measures to reduce costs in order to conserve its cash or file for bankruptcy.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the 2024 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2025, except as disclosed below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the condensed financial statements. As of March 31, 2025, the Company had no Treasury bills with original maturity dates of three months or less.

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of March 31, 2025, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $3,509,980.

Note 4 – Net Loss Per Share of Common Stock

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

	For the Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(3,483,533)	$(10,922,101)

Denominator (weighted average quantities):
Common shares issued	2,185,923	580,888
Add: Undelivered vested restricted stock units	3,015	1,696
Denominator for basic and diluted net loss per share	2,188,938	582,584

Basic and diluted net loss per common share	$(1.59)	$(18.75)

The following securities are excluded from the calculation of weighted average diluted shares of common stock because their inclusion would have been anti-dilutive:

	March 31,
	2025	2024
Warrants	1,357,530	136,581
Options	56,386	75,285
Convertible notes [1]	29,096	29,096
Restricted stock units	244,608	1,325
Total potentially dilutive shares	1,687,620	242,287

[1]

Beginning April 1, 2025, $10 million of principal of the Avenue Loan (see Note 6 - Notes Payable and Convertible Notes Payable) will be convertible into 5,923,285 additional shares of common stock at a conversion price of $1.68 per share.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Prepaid Expenses and Other Current Assets

As of March 31, 2025 and December 31, 2024, prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2025	2024
Prepaid insurance expenses	$733,852	$148,117
Payroll tax receivable	252,989	288,705
Prepaid general and administrative expenses	135,259	61,610
Prepaid rent and security deposit	33,750	18,750
Prepaid patent expenses	19,797	49,967
Prepaid research and development expenses	7,114	26,996
Other	501	11,796
Total prepaid expenses and other current assets	$1,183,262	$605,941

Note 6 – Accrued Expenses and Other Current Liabilities

As of March 31, 2025 and December 31, 2024, accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2025	2024
Accrued intangible asset milestone obligation	$2,000,000	$2,000,000
Accrued licensee reimbursement	295,711	295,711
Accrued rework of clinical supply returns	250,000	250,000
Other	164,794	37,912
Accrued equipment costs	162,066	162,066
Accrued loan interest	104,697	102,902
Accrued fixed asset disposal costs	99,617	125,000
Accrued professional services	91,750	111,750
Accrued franchise tax	50,000	—
Credit card payable	20,416	7,763
Accrued research and development expenses	2,503	85,409
Total accrued expenses and other current liabilities	$3,241,554	$3,178,513

Note 7 – Notes Payable and Convertible Notes Payable

As of March 31, 2025 and December 31, 2024, notes payable and convertible notes payable consisted of the following :

	March 31, 2025			December 31, 2024
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net

Avenue - Note payable	$786,953	$(56,954)	$729,999	$5,740,402	$(527,870)	$5,212,532
Avenue - Convertible note payable	10,000,000	(723,725)	9,276,275	5,000,000	(263,930)	4,736,070
Total current notes payable	$10,786,953	$(780,679)	$10,006,274	$10,740,402	$(791,800)	$9,948,602

On February 21, 2025, the Company entered into a second amendment (the “Second Amendment”) of the Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., (“Avenue 1”) and Avenue Venture Opportunities Fund, L.P. II, (“Avenue 2”), (together “Avenue” or the “Lender”) whereby the Lender agreed to defer principal and interest payments on amounts outstanding until the end of September 2025. Deferred interest will accrue on the outstanding principal amount at the interest rate stated in the original Avenue Loan.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Under the Second Amendment, the Company has agreed to use a portion of the proceeds from the at-the-market offering (see Note 8 – Stockholders’ Equity, At-The-Market Offering) to pay down the outstanding principal amount under the Avenue Loan Agreement as follows: a) until the Company raises $3.0 million of aggregate proceeds, 65% of the proceeds shall be remitted to the Lenders as a payment in respect of the outstanding principal amount, and b) after the Company raises $3.0 million of aggregate proceeds, 75% of the proceeds shall be remitted to the Lenders as a payment in respect of the outstanding principal amount.

In connection with the Second Amendment, the Company owed Avenue $0.8 million in gross proceeds received from the at-the-market offering for the period from February 21, 2025 to March 31, 2025, which was equivalent to 65% of the proceeds raised. Accordingly, $0.2 million was paid prior to March 31, 2025 and $0.6 million was paid subsequent to March 31, 2025.

Pursuant to the Second Amendment, at any time on or after April 1, 2025, the Lenders also have the right, in their discretion, but not the obligation, to convert an aggregate amount of up to $10.0 million of the aggregate principal amount under the Avenue Loan Agreement into shares of the Company’s common stock, at a conversion price equal to $1.68 per share.

The modification of the Avenue Loan was accounted for as an extinguishment, due to the addition of a substantive conversion option. Accordingly, the $10.3 million modification date carrying value of the pre-modification Avenue Loan was derecognized and the $10.2 million modification date fair value of the post-modification Avenue Loan was recognized, resulting in the recording of a $0.1 million extinguishment gain. The post-modification Avenue Loan was valued using a Monte Carlo simulation model using the following key assumptions: (a) discount rate of 70.0%; (b) volatility of 130.0%; and (b) risk-free rate of 4.2%.

Note 8 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 9 – Stockholders’ Equity

Increase of 2018 Omnibus Stock Incentive Plan Shares

On January 21, 2025, the stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan to reserve an additional 350,000 shares of the Company’s common stock for issuance thereunder, which number was not adjusted as a result of the Reverse Split.

At-The-Market Offering

During the three months ended March 31, 2025, the Company received approximately $5.7 million in net proceeds from the sale of 1,127,100 shares of its common stock pursuant to the sales agreement with Chardan Capital Markets, LLC (“Chardan”) in its “at-the-market” offering.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months ended March 31, 2025 and 2024, the Company recorded stock-based compensation expense allocated as follows:

	For the Three Months Ended
	March 31,
	2025	2024

Research and development	$64,677	$206,586
Selling, general and administrative	214,951	339,646
	$279,628	$546,232

Warrants

During the quarter ended March 31, 2025, the Company entered into an Inducement Offer (the “Inducement Offer”) with an Investor (the “Investor”), by which the Company agreed to reduce the exercise price of existing warrants to purchase 197,118 shares of common stock (“the Existing Warrants”) from $55.20 per share to $5.272 per share. These warrants were immediately exercised for net proceeds to the Company of approximately $0.9 million. Cash issuance costs were $116,456. The Inducement Offer also required the Company to issue to the Investor Series A Common Stock Purchase Warrants and Series B Common Stock Purchase Warrants (together the “Additional Warrants”) to purchase an aggregate of 394,236 shares of common stock at an exercise price of $5.272 per share, which may be exercised for five years from the initial exercise date. The Additional Warrants become exercisable upon stockholder approval.

Modification accounting was only performed on the warrants that were actually exercised pursuant to the Inducement Offer as it represented a short-term inducement. The Company recognized the $1,194,102 modification date incremental value of the modified Existing Warrants and Additional Warrants issued as compared to the original Existing Warrants, as an issuance cost of the warrant exercise.

The table below presents the assumptions that were used before and after the modification date. There was no warrant activity other than on the modification date and there was no warrant activity in the three months ended March 31, 2024. The following inputs were utilized to value the warrants for the Inducement Offer:

	Before Modification	After Modification
Risk free interest rate	4.42%	4.42%
Expected term	4.96 years	5.51 years
Expected volatility	110%	107%
Expected dividends	n/a	n/a

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the warrant activity during the three months ended March 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Life
	Warrants	Price	In Years
Outstanding January 1, 2025	1,166,017	$22.33
Granted	394,236	5.27
Repriced - (Old)	(197,118)	55.20
Repriced - (New)	197,118	5.27
Expired	(5,605)	207.39
Exercised	(197,118)	5.27
Outstanding March 31, 2025	1,357,530	$11.84	5.3

Exercisable March 31, 2025	963,294	$14.53	4.9

The following table presents information related to warrants as of March 31, 2025:

Warrants Outstanding			Warrants Exercisable
	Weighted
	Outstanding		Average	Exercisable
Exercise	Number of		Remaining Life	Number of
Price	Warrants		In Years	Warrants
$5.2720	394,236		—	—
$7.7520	502,126	(1)	4.9	502,126
$8.6080	302,045	(1)	4.9	302,045
$40.0000	108,696	(1)	4.9	108,696
$55.2000	49,278	(2)	4.8	49,278
$380.8000	1,149		6.0	1,149
	1,357,530		4.9	963,294
(1)	As a result of stockholder approval on January 21, 2025, these warrants became exercisable as of the approval date.
(2)	These warrants became exercisable on January 1, 2025.

Restricted Stock Units

On February 5, 2025, the Company granted 240,000 RSUs in the aggregate to consultants and employees. The RSUs vest on the earliest of (i) one year from the date of issuance, (ii) a change in control of the Company, and (iii) with respect to employees, the date on which their employment with the Company is terminated, other than by such employee’s voluntary resignation. The RSUs had a grant date fair value of $381,600, which will be recognized over the vesting period.

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the RSU activity during the three months ended March 31, 2025 is presented below:

		Weighted
		Average
	Number of	Exercise
	RSUs	Price
RSUs non-vested January 1, 2025	4,608	$52.00
Granted	240,000	1.59
Vested	—	—
Forfeited	—	—
RSUs non-vested March 31, 2025	244,608	$2.54

Vested RSUs undelivered March 31, 2025	3,015	$173.90

As of March 31, 2025, there was $399,753 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.2 years.

Note 10 - Segment Reporting

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

EYENOVIA, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s significant expenses reviewed by the CODM for the three months ended March 31, 2025 and 2024 are as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Revenue:
Revenue	$14,720	$4,993
Less:
Cost of revenue	(48)	(4,993)
Gross Profit	14,672	—
Less:
Research and Development:
Salaries and benefits	420,000	1,995,248
Direct clinical and non-clinical expenses	72,657	508,954
Facilities expenses	70,837	213,588
Non-cash stock based compensation expenses	64,677	206,586
Supplies and materials	25,130	1,060,187
Other expenses (1)	19,742	115,578
Depreciation expense	—	331,460
Selling, General and Administrative:
Professional fees	1,009,386	892,042
Salaries and benefits	491,980	1,486,168
Non-cash stock based compensation	214,951	339,646
Insurance expense	214,457	219,134
Other expenses (2)	138,207	237,194
Director fees and expense	97,500	111,875
Investor relations	93,687	112,641
Facilities expense	83,156	126,647
Sales and marketing	22,021	186,228
Travel, lodging and meals	6,977	123,648
Reacquisition of license rights	—	2,000,000
Total Expense	3,045,365	10,266,824

Loss from Operations	(3,030,693)	(10,266,824)

Other (expense) income, net (3)	(452,840)	(655,277)

Net Loss	$(3,483,533)	$(10,922,101)
(1)	Other research and development expenses include outsourced engineering and IT systems used for research and development.
(2)	Other selling, general, and administrative expenses include state licenses and corporate taxes, Nasdaq / SEC fees, and software services.
(3)	All other items include interest expense, net of interest income, gain on extinguishment of debt and other non operating expenses, net of non operating income.

Note 11 - Subsequent Events

At-The-Market Offering

Subsequent to March 31, 2025, the Company received approximately $60 thousand in gross proceeds from the sale of 52,262 shares of its common stock pursuant to its Sales Agreement with Chardan in its “at-the-market” offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the results of operations and financial condition of Eyenovia, Inc. (“Eyenovia,” the “Company,” “we,” “us” and “our”) as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and the notes thereto included in the 2024 Form 10-K, as amended by the 2024 Form 10-K Amendment.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our product candidates and platform technology; estimates regarding the potential market opportunity for our product candidates and platform technology; statements regarding our clinical trials; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of our Form 10-K, as filed with the SEC on April 15, 2025, as amended by our 2024 Form 10-K Amendment, and the risks discussed in our other SEC filings. Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We are an ophthalmic technology company focused on development of our Optejet® drug delivery platform as well as commercialization of advanced products in areas of unmet medical or patient/consumer needs The Optejet platform is especially useful in chronic front-of-the-eye diseases due to its ease of use, potential for improved drug safety and tolerability, and superior compliance versus standard eye drops. Together, these benefits may combine to produce better treatment options and outcomes for patients and providers. Our current commercial portfolio includes the novel ophthalmic steroid, clobetasol propionate ophthalmic suspension, 0.05%, for post-surgical pain and inflammation, and Mydcombi®, the first FDA-approved use of the Optejet technology, for mydriasis. Presently, we are focused on submitting our Optejet user-filled device (UFD) for regulatory approval in the United States in the second half of 2025, as well as exploring strategic options to obtain the necessary resources for commercialization of our two FDA-approved products.

Betaliq Letter of Intent

On March 18, 2025, we entered into a non-binding letter of intent (the “Letter of Intent”) with Betaliq, Inc. (“Betaliq”), a Delaware corporation, relating to a proposed business combination between Eyenovia and Betaliq. Betaliq is a clinical stage pharmaceutical company with a therapeutic focus on Glaucoma, founded in 2018 through a collaboration with Novaliq GmbH. The parties currently contemplate a reverse merger structure, pursuant to which (i) a newly-formed, wholly-owned subsidiary of Eyenovia would merge with and into Betaliq, with Betaliq as the surviving corporation and a wholly-owned subsidiary of Eyenovia, and (ii) Betaliq would then immediately merge with and into a second newly-formed wholly-owned subsidiary of Eyenovia (the “Second Merger Sub”), with the Second Merger Sub as the surviving corporation. In connection with the closing of the transaction, Eyenovia expects to change its name and change its trading symbol as will be mutually agreed by Betaliq and us.

The parties are currently negotiating a business combination agreement consistent with the provisions of the Letter of Intent as well as other terms and conditions typical for transactions of this nature. During the binding exclusivity period set forth in the Letter of Intent, which was originally scheduled to end on May 16, 2025, has been extended to June 7, 2025, and is subject to further extension, the parties have agreed not to solicit or encourage submission of, or participate in discussions or enter into any agreement regarding any other acquisition proposal.

We are excited about an opportunity to partner with Betaliq to create an advanced ophthalmic company with added industry experience, licensing relationships and wider product offerings and reach. However, we believe that the Company’s Optejet device provides for multiple opportunities with consumers, patients, prescribers and existing as well as potential license partners.

Other Company Developments

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

On April 29, 2025, we received a notice from the Staff of the Nasdaq stating that the Company’s stockholders’ equity as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 was below the minimum $2,500,000 required for continued listing under Listing Rule 5550(b)(1) (the “Minimum Equity Requirement”). The Notice had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company has 45 calendar days, or until June 13, 2025, to submit a plan to regain compliance with the Minimum Equity Requirement. The Company intends to submit a plan to regain compliance with the Nasdaq Listing Rules. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to regain compliance, or until October 26, 2025. If the Staff does not accept our plan, we will have the opportunity to appeal that decision to a Hearings Panel.

With the restructuring that took place during the fourth quarter of 2024 and the first three months of 2025, our net losses were reduced to $3.5 million as compared to $9.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had a working capital deficiency and an accumulated deficit of approximately $9.9 million and $198.8 million, respectively.

Financial Overview

Revenue and Cost of Revenue

Revenue is earned from the sale of our products. The first commercial sale of our Mydcombi product occurred on August 3, 2023 and the first sale of our clobetasol propionate product occurred on October 4, 2024, both as part of a targeted launch. Sales in the first quarter of 2025 primarily consisted of clobetasol propionate.

Cost of sales consisted of the cost of the production of the products that were sold.

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

Results of Operations

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2025 totaled $14,720, which was partially offset by cost of revenues of $48.

Revenue for the three months ended March 31, 2024 totaled $4,993, which was offset by cost of revenues of $203,027.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2025 totaled $0.7 million, a decrease of $3.8 million, or 85%, as compared to $4.4 million recorded for the three months ended March 31, 2024. Research and development expenses consisted of the following:

	For the Three Months Ended
	March 31,
	2025	2024
Salaries and benefits	$420,000	$1,995,248
Direct clinical and non-clinical expenses	72,657	508,954
Facilities expenses	70,837	213,588
Non-cash stock based compensation expenses	64,677	206,586
Supplies and materials	25,130	1,060,187
Other expenses	19,742	115,578
Depreciation expense	—	331,460
Total research and development expenses	$673,043	$4,431,601

The decrease in salaries and benefits was primarily due to the layoffs that occurred in the fourth quarter of 2024. The decrease in direct clinical and non-clinical expenses was primarily due to the wind down of clinical trials and studies. The decrease in facilities expense was primarily due to the impairment of right-of-use (ROU) assets in the fourth quarter of 2024, which lowered non-cash rent expense. The decrease in non-cash stock-based compensation expenses was primarily due to reduced stock option awards that resulted from the layoffs in the fourth quarter of 2024. The decrease in supplies and materials was primarily due to expenses that were incurred in 2024 that were not incurred in the first quarter of 2025. These include (a) the expensing of Gen-1 MicroPine vials and cartridges as a result of the reacquisition of the Bausch license rights; (b) drug formulation engineering batches; and (c) the purchase of parts for the Gen-2 device that were used during the period in 2024. The decrease in depreciation expense was primarily due to the full impairment of fixed assets that occurred in the fourth quarter of 2024.

Selling, General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 totaled $2.4 million, a decrease of $1.3 million, or 35%, as compared to $3.6 million recorded for the three months ended March 31, 2024. General and administrative expenses consisted of the following:

	For the Three Months Ended March 31,
	2025	2024
Professional fees	$1,009,386	$892,042
Salaries and benefits	491,980	1,486,168
Non-cash stock based compensation	214,951	339,646
Insurance expense	214,457	219,134
Investor relations	118,687	112,641
Other expenses	113,207	39,160
Director fees and expense	97,500	111,875
Facilities expense	83,156	126,647
Sales and marketing	22,021	186,228
Travel, lodging and meals	6,977	123,648
Total general and administrative expenses	$2,372,322	$3,637,189

The increase in professional fees was primarily due to the increased legal fees this quarter related to the Reverse Split and costs associated with potential strategic transactions. The decrease in salaries and benefits, and the decrease in non-cash stock-based compensation was primarily due to the layoffs that occurred in the fourth quarter of 2024. The decrease in facilities expense was primarily due to the impairment of ROU assets in the fourth quarter of 2024, which lowered non-cash rent expense. The decrease in sales and marketing, and travel, lodging and meals was primarily due to austerity measures taken related to commercial operations.

Reacquisition of License Rights

Reacquisition of license rights for the three months ended March 31, 2025 was $0, as compared to $2.0 million for the three months ended March 31, 2024. The $2.0 million in 2024 was the amount paid to Bausch + Lomb in connection with the reacquisition of the license for MicroPine and to take control of the CHAPERONE study, which we are recording as an operating expense.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2025 totaled approximately $0.5 million of net other expense, a decrease of $0.2 million, as compared to $0.7 million of net other expense for the three months ended March 31, 2024. Net other expense for the three months ended March 31, 2025 primarily consisted of approximately $0.6 million of interest expense and amortization of debt discounts related to the Avenue loan, partially offset by a $0.1 million gain on extinguishment and nominal interest income from cash accounts. Net other expense for the three months ended March 31, 2024 primarily consisted of approximately $0.7 million of interest expense and amortization of debt discounts related to the Avenue loan and $0.1 million related to the charge for defective clinical supplies, partially offset by interest income from Treasury bills.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2025	2024
Cash and Cash Equivalents	$3,934,966	$2,121,463

Working (Deficit) Capital	$(9,941,301)	$(13,279,008)

Notes Payable (Gross)	$10,786,953	$10,740,403

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds from equity and debt financings.

Our net losses were $3.5 million and $10.9 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of approximately $198.8 million. As of March 31, 2025, we had a cash and cash equivalents balance of $3.9 million, working capital deficit of $9.9 million and stockholders’ deficiency of $9.7 million. As of March 31, 2025 and December 31, 2024, we had $10.8 million and $10.7 million, respectively, of debt outstanding.

These conditions raise substantial doubt about our ability to continue as a going concern for at least one year from the date that the financial statements included elsewhere in this Quarterly Report on Form 10-Q were issued. Our financial statements do not include adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. Our ability to continue as a going concern depends on our ability to complete additional licensing or business development transactions, raise additional capital through the sale of equity or debt securities to support our future operations or the completion of a transaction consistent with the strategic alternatives that we are exploring. If we are unable to generate sufficient recurring revenue, secure additional capital or complete a strategic transaction, we may be required to curtail our research and development initiatives, take additional measures to reduce costs in order to conserve cash or file for bankruptcy.

During the three months ended March 31, 2025 and 2024, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2025 was approximately $4.4 million, which includes cash used to fund a net loss of $3.5 million, reduced by $0.8 million of non-cash expenses, plus $1.7 million of net cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the three months ended March 31, 2024 was approximately $9.9 million, which includes cash used to fund a net loss of $10.9 million, reduced by $1.5 million of non-cash expenses, plus $0.5 million of net cash used by changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the three months ended March 31, 2025 was $0. Net cash used in investing activities for the three months ended March 31, 2024 was $0.1 million, which was primarily related to the purchase of property and equipment.

Net cash provided by financing activities for the three months ended March 31, 2025 totaled approximately $6.3 million, which was primarily attributable to $5.7 million of net proceeds from the sale of common stock in our “at-the-market” offering and $0.9 million of net cash proceeds from the inducement exercise of stock warrants, partially offset by $0.4 million from the repayment of notes payable and the payment of issuance costs related to debt modification. Net cash provided by financing activities for the three months ended March 31, 2024 was approximately $3.1 million, which was primarily attributable to $3.2 million of net proceeds from the sale of common stock in our “at-the-market” offering, partially offset by $0.1 million from the repayment of notes payable.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $5.1 million to settle our March 31, 2025 accounts payable, accrued expenses and other current liabilities, and (b) $10.8 million of gross payments due under our notes payable and convertible notes payable (if not previously converted).

After twelve months we have commitments to pay an additional $0.6 million relating to our non-cancelable operating lease commitments.

Risks and Uncertainties

A potential negative effect on our business is the “Tariff War”, especially with China, Canada and Mexico. The increased tariffs the U.S. has imposed on products from these countries could have an adverse effect on our supply chain, potentially causing financial difficulty for our direct or indirect customers and reduced demand for our products. A continuation of these tariffs could have adverse changes in international trade policies and relations. Tariffs could increase the cost of our products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to our operations.

We cannot predict how the events described above will evolve. If the events continue for a significant period of time or expand to other countries, and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A in our Annual Report on Form 10-K which was filed with the SEC on April 15, 2025, including, but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure, adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The continuing worldwide implications of the war between Russia and Ukraine and the conflict in the Middle East and between India and Pakistan remain difficult to predict at this time. The imposition of sanctions on Russia by the United States and other countries and counter sanctions by Russia, and the resulting economic impacts on oil prices and other materials and goods, could affect the price of materials used in the manufacture of our product candidates. If the price of materials used in the manufacturing of our product candidates increase, that would adversely affect our business and the results of our operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

As described in Item 7 – Critical Accounting Estimates in our 2024 Form 10-K, as amended by our 2024 Form 10-K Amendment, we prepare our financial statements in accordance with U.S. GAAP, which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2025, due to the existence of the following material weaknesses:

●	We failed to properly design and implement effective controls over the accounting for certain significant and complex, non-routine transactions and events. Specifically, the Company failed to properly account for the fair value of common equity shares issued in relation to the consideration for licensing agreements and debt modification.
●	We failed to properly design and implement effective controls over identifying and recording impairments of ROU assets. Specifically, we determined that the controls designed to review and approve the impairment analysis for ROU assets were not adequately designed or operating effectively. This deficiency resulted from a lack of sufficient precision in our control activities to properly account for the impairment of ROU assets and to appropriately measure the impairment loss.

A material weakness is a control deficiency or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the existence of the material weaknesses as described above, we believe that the financial statements in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of our 2024 Form 10-K, as amended by our 2024 Form 10-K Amendment.

Delisting of our common stock from Nasdaq could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may materially and adversely impact our ability to consummate certain strategic transactions.

On April 29, 2025, we received a notice from the Staff of Nasdaq stating that the Company’s stockholders’ equity as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 was below the minimum $2,500,000 required for continued listing under Listing Rule 5550(b)(1) (the “Minimum Equity Requirement”). The Notice had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company has 45 calendar days, or until June 13, 2025, to submit a plan to regain compliance with the Minimum Equity Requirement. The Company intends to submit a plan to regain compliance with the Nasdaq Listing Rules. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to regain compliance, or until October 26, 2025. If the Staff does not accept our plan, we will have the opportunity to appeal that decision to a Hearings Panel. We cannot assure you that Nasdaq will accept our plan to regain compliance. If it does not, and if our common stock were to be delisted from Nasdaq, it would have a material adverse effect on our business and on the trading of our common stock.

The tariffs that have been imposed on products from various countries may have an adverse effect on our business.

A potential negative effect on our business is the “Tariff War”, especially with China, Canada and Mexico. The increased tariffs the U.S. has imposed on products from these countries could have an adverse effect on our supply chain, potentially causing financial difficulty for our direct or indirect customers and reduced demand for our products. A continuation of these tariffs could have adverse changes in international trade policies and relations. Tariffs could increase the cost of our products and the components that go into making them. These increased costs could adversely impact the gross margin that we earn on our products. Tariffs could also make our products more expensive for customers, which could make our products less competitive and reduce consumer demand. Changing our operations in accordance with new or changed trade restrictions can be expensive, time-consuming and disruptive to our operations.

We cannot predict how the events described above will evolve. If the events continue for a significant period of time or expand to other countries, and depending on the ultimate outcomes of these conflicts, which remain uncertain, they could heighten certain risks disclosed in Item 1A in our 2024 Form 10-K, including, but not limited to, adverse effects on macroeconomic conditions, including increased inflation, constraints on the availability of commodities, supply chain disruption and decreased business spending; disruptions to our or our business partners’ global technology infrastructure; adverse changes in international trade policies and relations; claims, litigation and regulatory enforcement; our ability to implement and execute our business strategy; our exposure to foreign currency fluctuations; reputational risk; and constraints, volatility, or disruption in the capital markets, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, none of our directors or officers, or the Company, adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.1.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024
3.1.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 31, 2025
3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022
4.8	Form of Series A Warrant Issued on January 17, 2025	8-K	001-38365	4.1	January 16, 2025
4.9	Form of Series B Warrant Issued on January 17, 2025	8-K	001-38365	4.2	January 16, 2025
10.1	Inducement Letter, dated January 16, 2025	10-K	001-38365	10.26	April 15, 2025
10.2	Second Amendment to Supplement to Loan and Security Agreement, dated as of February 21, 2025, by and among the Company, Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-38365	10.1	February 24, 2025
31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	nline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
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

EYENOVIA, INC.

Date: May 19, 2025	By:	/s/ Michael Rowe
Michael Rowe
Chief Executive Officer (Principal Executive Officer)