Form 10-Q
period 2025-06-30
HYPERION DEFI, INC.
filed 2025-08-13
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER: 001-38365

HYPERION DEFI, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	47-1178401
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23461 S. Pointe Drive, Suite 390 Laguna Hills, CA	92653
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 393-6684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYPD	Nasdaq Capital Market

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

The number of outstanding shares of the registrant’s common stock was 5,694,659 as of August 11, 2025.

EXPLANATORY NOTE

On January 31, 2025, Hyperion DeFi, Inc. (the “Company”) effected a reverse stock split of its common stock at a ratio of 1-for-80 (the “Reverse Split”). Upon the effectiveness of the Reverse Split, every 80 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the Reverse Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu of such fractional share. Accordingly, all share and per share amounts for all periods presented in these condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

HYPERION DEFI, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERION DEFI, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2025	2024
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$7,532,291	$2,121,463
Deposit to be refunded	888,000	—
Prepaid expenses and other current assets	967,006	645,736
Total Current Assets	9,387,297	2,767,199

HYPE digital tokens	45,500,000	—
Property and equipment, net	22,959	—
Security deposits, non-current	182,200	182,200
Operating lease right-of-use asset	567,180	718,360
Total Assets	$55,659,636	$3,667,759

Liabilities and Stockholders’ Equity (Deficiency)

Current Liabilities:
Accounts payable	$901,594	$1,954,681
Accrued inducement grant	5,190,000	—
Accrued former licensor obligations	2,245,087	2,245,087
Accrued expenses and other current liabilities	1,496,804	1,322,674
Operating lease liabilities - current portion	477,609	575,163
Notes payable - current portion, net of debt discount of $0 and $527,870 as of June 30, 2025 and December 31, 2024, respectively	—	5,212,532
Convertible notes payable - current portion, net of debt discount of $0 and $263,930 as of June 30, 2025 and December 31, 2024, respectively	—	4,736,070
Total Current Liabilities	10,311,094	16,046,207

Notes payable - non-current portion, net of debt discount of $654,151 and $0 as of June 30, 2025 and December 31, 2024, respectively	7,516,735	—
Operating lease liabilities - non-current portion	473,241	717,504
Total Liabilities	18,301,070	16,763,711

Commitments and contingencies (Note 10)

Stockholders’ Equity (Deficiency):
Preferred stock, $0.0001 par value, 6,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock, 5,435,898 shares designated, and 5,435,897 and 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	544	—
Common stock, $0.0001 par value, 300,000,000 shares authorized; 4,854,827 and 1,506,369 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	485	151
Additional paid-in capital	244,841,981	182,213,889
Accumulated deficit	(207,484,444)	(195,309,992)
Total Stockholders’ Equity (Deficiency)	37,358,566	(13,095,952)
Total Liabilities and Stockholders’ Equity (Deficiency)	$55,659,636	$3,667,759

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operating Income
Revenue	$—	22,625	$14,720	$27,618
Cost of revenue	—	(490,361)	(48)	(693,388)
Gross Profit (Loss)	—	(467,736)	14,672	(665,770)

Operating Expenses:
Research and development	674,578	4,597,173	1,347,621	9,028,774
Selling, general and administrative	7,678,704	3,758,835	10,051,026	7,396,024
Reacquisition of license rights	—	2,864,600	—	4,864,600
Total Operating Expenses	8,353,282	11,220,608	11,398,647	21,289,398
Loss From Operations	(8,353,282)	(11,688,344)	(11,383,975)	(21,955,168)

Other Income (Expense):
Other income (expense), net	168,840	2,980	172,527	(94,578)
Gain on debt extinguishment	—	—	89,623	—
Change in fair value of equity consideration payable	—	1,240,800	—	1,240,800
Interest expense	(528,410)	(674,001)	(1,109,909)	(1,352,659)
Interest income	21,933	64,866	57,282	185,805
Total Other Income (Expense)	(337,637)	634,645	(790,477)	(20,632)

Net Loss	(8,690,919)	(11,053,699)	(12,174,452)	(21,975,800)

Dividend to preferred stockholders	(97,167)	—	(97,167)	—

Net Loss Attributable to Common Stockholders	$(8,788,086)	$(11,053,699)	$(12,271,619)	$(21,975,800)

Net Loss Per Share - Basic and Diluted	$(2.50)	$(16.65)	$(4.29)	$(35.26)

Weighted Average Shares Outstanding - Basic and Diluted	3,518,906	664,022	2,857,596	623,303

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficiency)

(unaudited)

	For the Three and Six Months Ended June 30, 2025
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance - January 1, 2025	—	$—	1,506,369	$151	$182,213,889	$(195,309,992)	$(13,095,952)
Issuance of common stock in At the Market offering [1]	—	—	1,127,100	113	5,663,153	—	5,663,266
Induced exercise of stock warrants [2]	—	—	197,118	19	922,731	—	922,750
Reverse stock split settlement of fractional shares	—	—	(41)	—	(160)	—	(160)
Stock-based compensation	—	—	—	—	279,628	—	279,628
Net loss	—	—	—	—	—	(3,483,533)	(3,483,533)
Balance - March 31, 2025	—	—	2,830,546	283	189,079,241	(198,793,525)	(9,714,001)
Issuance of preferred stock and warrants in private placement [3]	5,435,897	544	—	—	49,365,206	—	49,365,750
Issuance of common stock in At the Market offering [4]	—	—	1,323,389	132	2,559,008	—	2,559,140
Issuance of common stock from exercise of warrants	—	—	252,000	25	1,953,479	—	1,953,504
Issuance of common stock from the delivery of vested restricted stock units	—	—	44,072	4	(4)	—	—
Issuance of common stock from the partial conversion of note payable	—	—	404,820	41	640,295	—	640,336
Warrants issued in consideration for debt modification	—	—	—	—	858,270	—	858,270
Stock-based compensation	—	—	—	—	483,654	—	483,654
Net loss	—	—	—	—	—	(8,690,919)	(8,690,919)
Preferred stock dividend	—	—	—	—	(97,167)	—	(97,167)
Balance - June 30, 2025	5,435,897	$544	4,854,827	$485	$244,841,981	$(207,484,444)	$37,358,566

	For the Three and Six Months Ended June 30, 2024
					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance - January 1, 2024	—	$—	569,409	$57	$154,490,596	$(145,491,559)	$8,999,094
Issuance of common stock in At the Market offering [5]	—	—	22,917	2	3,194,545	—	3,194,547
Stock-based compensation	—	—	—	—	546,232	—	546,232
Net loss	—	—	—	—	—	(10,922,101)	(10,922,101)
Balance - March 31, 2024	—	—	592,326	59	158,231,373	(156,413,660)	1,817,772
Issuance of common stock in registered direct offering [6]	—	—	40,297	4	1,888,825	—	1,888,829
Issuance of common stock as consideration for licensing agreement [7]	—	—	7,669	1	436,808	—	436,809
Issuance of common stock as consideration for reacquisition of licensing agreement [8]	—	—	28,742	3	2,322,388	—	2,322,391
Issuance of common stock in At the Market offering [9]	—	—	28,687	3	1,676,936	—	1,676,939
Stock-based compensation	—	—	—	—	541,056	—	541,056
Net loss	—	—	—	—	—	(11,053,699)	(11,053,699)
Balance - June 30, 2024	—	$—	697,720	$70	$165,097,386	$(167,467,359)	$(2,369,903)

[1] Includes gross proceeds of $5,851,007 less total issuance costs of $187,741.

[2] Includes gross proceeds of $1,039,206 less total issuance costs of $116,456. Also note that incremental value and non-cash warrant modification and additional warrants issuance costs related to the warrant inducement entered into on January 16, 2025 offset to a zero balance. See Note 11 - Stockholders’ Equity (Deficiency).

[3] Includes gross proceeds of $50,000,000 less total issuance costs of $634,250.

[4] Includes gross proceeds of $2,657,659 less total issuance costs of $98,519.

[5] Includes gross proceeds of $3,293,347 less total issuance costs of $98,800.

[6] Includes gross proceeds of $2,000,000 less total issuance costs of $111,171.

[7] Shares issued as partial consideration for License Agreement with Formosa Pharmaceuticals Inc.

[8] Shares issued in partial consideration for reversion of License Agreement with Bausch & Lomb Ireland Limited.

[9] Includes gross proceeds of $1,728,804 less total issuance costs of $51,865.

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(12,174,452)	$(21,975,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation - accrued inducement grant	5,190,000	—
Stock-based compensation - other	763,282	1,087,288
Change in fair value of equity consideration payable	—	(1,240,800)
Depreciation of property and equipment	—	543,124
Amortization of debt discount	585,508	368,414
Write-off of property and equipment	—	85,051
Write-down of inventories to net realizable value	—	665,770
Reacquisition of license rights	—	2,864,600
Amortization of operating lease	151,179	257,719
Gain on extinguishment of debt	(89,623)	—
Interest expense added to note principal	211,520	—
Changes in operating assets and liabilities:
Deposit to be refunded	(888,000)	—
Prepaid expenses and other current assets	(321,270)	418,941
Deferred clinical supply costs	—	377,365
Inventories	—	(140,826)
Accounts payable	(1,053,087)	(316,508)
Accrued expenses and other current liabilities	76,963	(850,867)
Lease liabilities	(341,817)	(209,699)
Net Cash Used In Operating Activities	(7,889,797)	(18,066,228)

Cash Flows From Investing Activities
Purchases of property and equipment	(22,959)	(159,853)
Purchases of HYPE digital tokens	(45,500,000)	—
Net Cash Used In Investing Activities	(45,522,959)	(159,853)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in direct offering	—	2,000,000
Payment of direct offering costs	—	(111,171)
Proceeds from sale of preferred stock and warrants in private placement	50,000,000	—
Payment of private placement issuance costs	(634,250)	—
Proceeds from sale of common stock in At the Market offering	8,508,666	5,022,151
Payment of issuance costs for At the Market offering	(286,260)	(150,665)
Proceeds from induced exercise of stock warrants	1,039,206	—
Payment of cash issuance costs for induced exercise of stock warrants	(116,456)	—
Proceeds from exercise of stock warrants	1,953,504	—
Reverse stock split settlement of fractional shares	(160)	—
Payment of issuance costs for debt modification	(177,228)	—
Repayments of notes payable	(1,463,438)	(1,082,439)
Net Cash Provided By Financing Activities	58,823,584	5,677,876
Net Increase (Decrease) in Cash and Cash Equivalents	5,410,828	(12,548,205)
Cash and Cash Equivalents - Beginning of Period	2,121,463	14,849,057
Cash and Cash Equivalents - End of Period	$7,532,291	$2,300,852

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$300,191	$984,246

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Purchase of insurance policy financed by note payable	$—	$505,050
Accrual for intangible asset milestone obligation	—	2,000,000
Reclassification of deferred clinical supply costs to inventories	—	2,801,518
Modification date carrying value of extinguished Avenue Loan	10,262,280	—
Modification date fair value of modified Avenue Loan	10,172,657	—
Warrants issued for debt modification	858,270	—
Warrant modification and additional warrants - incremental value	1,194,102	—
Conversion of Avenue Loan to common stock	640,336	—
Common stock issued in consideration for licensing agreement	—	436,809
Common stock issued in consideration for reacquisition of licensing agreement	—	2,322,391
Issuance of common stock related to vested restricted stock units	4	—

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Hyperion DeFi, Inc. (“Hyperion DeFi” or the “Company”), formerly known as Eyenovia, Inc., is the first U.S. publicly listed company building a long-term strategic treasury of HYPE as well as a pioneering digital ophthalmic technology company. Hyperion DeFi is working to provide its shareholders with simplified exposure to the Hyperliquid ecosystem, which we believe to be one of the fastest-growing, highest revenue-generating blockchains in the world. At the same time, the Company continues to execute on its planned completion of the development and registration of its Optejet ophthalmic liquid delivery device.

HYPE is the native token of Hyperliquid, a decentralized Layer-1 blockchain designed for high-frequency, transparent trading. Hyperliquid supports fully on-chain perpetual futures and spot order books, operating with block times of approximately 70 milliseconds. Hyperion DeFi’s new strategy is designed to allow shareholders to benefit from a gradually compounding exposure to HYPE, both from its native staking yield and additional revenues generated from its unique on-chain utility.

Hyperion DeFi is also completing development of its proprietary Optejet User Filled Device, designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. The Optejet is especially useful in chronic front-of-the-eye diseases due to its ease of use, enhanced safety and tolerability, and potential for superior compliance monitoring versus standard eye drops. Together, these benefits may result in higher treatment compliance and better outcomes for patients and providers.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “2024 Form 10-K”), as amended by Amendment No. 1, filed with the SEC on April 30, 2025 (the “2024 Form 10-K Amendment”).

On January 31, 2025, the Company effected a reverse stock split of its common stock at a ratio of 1-for-80 (the “Reverse Split”). Upon the effectiveness of the Reverse Split, every 80 issued shares of common stock were reclassified and combined into one share of common stock. In addition, the number of shares of common stock issuable upon the exercise of the Company’s equity awards, convertible securities and warrants was proportionally decreased, and the corresponding conversion price or exercise price was proportionally increased. No fractional shares were issued as a result of the Reverse Split. Stockholders who would otherwise have been entitled to receive a fractional share received a cash payment in lieu of such fractional share. Accordingly, all share and per share amounts for all periods presented in these condensed financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Reverse Split and adjustment of the conversion price or exercise price of each outstanding equity award, convertible security and warrant as if the transaction had occurred as of the beginning of the earliest period presented.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Management’s Liquidity Plans

The Company’s primary source of liquidity has historically been cash generated from equity offerings and debt, along with periodic revenue generated from licensing agreements. Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since the Company’s inception, it has had a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

As of June 30, 2025, the Company had a working capital deficit of $923,797. For the six months ended June 30, 2025, the Company had a net loss of $12,174,452 and cash used in operating activities of $7,889,797.

These factors raise substantial doubt about the Company’s ability to meet its obligations as they become due within the twelve months from the date these condensed financial statements are issued.

Management’s plans to mitigate the factors which raise substantial doubt include (i) reducing operating expenses upon the anticipated registration by the U.S. Food and Drug Administration of the Optejet User Filled Device, (ii) raising additional funds through future financings, and (iii) if necessary, sales of HYPE digital tokens to fund operations.

Management’s plan is expected to alleviate the substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

Note 3 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the 2024 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2025, except as disclosed below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of June 30, 2025, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $7,158,274.

Digital Assets

The Company follows Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), to account for digital assets, ASU 2023-08 requires an entity to measure certain digital assets at fair value and provides guidance for disclosures related to digital assets. The Company recognizes HYPE digital tokens at fair value (see Note 6 – HYPE Digital Tokens). The Company has separately determined that gains or losses on digital assets held as a long-term investment are not related to its core operations, and therefore classifies all gains and losses on the remeasurement of these digital assets as non-operating income or expense in its financial statements.

HYPE digital tokens are a treasury asset with the intention to be held as a long-term investment.

Digital assets are valued using prices as reported on the Company’s principal market as of the date and time of determination.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Net Loss Per Share of Common Stock

The Company’s net income (loss) per share is calculated using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates earnings between common stockholders and holders of participating securities. The Company’s Series A Preferred Stock (see Note 11 - Stockholders’ Equity (Deficiency) – Securities Purchase Agreement) are deemed to be participating securities due to their rights to participate in dividends with common stock. However, the two-class method has no impact on the calculation of loss per share because the holders of participating securities are not required to absorb losses.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(8,788,086)	$(11,053,699)	$(12,271,619)	$(21,975,800)

Denominator (weighted average quantities):
Common shares issued	3,516,143	662,063	2,854,708	621,476
Add: Undelivered vested restricted shares	2,763	1,959	2,888	1,828
Denominator for basic and diluted net loss per share	3,518,906	664,022	2,857,596	623,303

Basic and diluted net loss per common share	$(2.50)	$(16.65)	$(4.29)	$(35.26)

The following securities are excluded from the calculation of weighted average diluted shares of common stock because their inclusion would have been anti-dilutive:

	June 30,
	2025	2024
Common stock purchase warrants	34,070,913	136,582
Stock options	53,602	82,492
Convertible notes	—	29,096
Restricted stock units	288,000	4,611
Total potentially dilutive shares	34,412,515	252,781

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2025	2024
Prepaid insurance expenses	$532,181	$148,117
Prepaid general and administrative expenses	152,875	61,610
Payroll tax receivable	120,980	288,705
Prepaid patent expenses	80,901	49,967
Other	80,069	97,337
Total prepaid expenses and other current assets	$967,006	$645,736

Note 6 – HYPE Digital Tokens

The Company’s digital assets are comprised solely of HYPE digital tokens which the Company began purchasing in June 2025. In June 2025, the Company purchased a total of 1,306,452 HYPE digital tokens at a total cost of $45.5 million, which based upon the proximity of purchases to quarter end, is representative of fair value as of June 30, 2025.

Note 7 – Accrued Inducement Grant

On June 17, 2025, the Company entered into an employment agreement with an executive which included a commitment to issue a fully vested inducement grant of 500,000 shares of common stock of the Company. The fair value of the shares to be issued at the contract date (June 17, 2025) was $3,485,000 based on the closing price of the Company’s common stock of $6.97 per share. At June 30, 2025, the mark-to-market increase in the fair value of the shares to be issued was $1,705,000, based on the closing price of the Company’s common stock of $10.38 per share, resulting in a total fair value of $5,190,000 which shares had not been issued as of June 30, 2025.

Note 8 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2025	2024
Accrued licensee reimbursement	295,711	295,711
Accrued offering costs	275,568	—
Accrued rework of clinical supply returns	250,000	250,000
Accrued professional services	196,730	111,750
Accrued deposit for cancelled equipment orders	162,066	162,066
Accrued franchise tax	100,000	—
Accrued dividend	97,167	—
Accrued legal settlement	75,000	100,000
Other	44,562	48,577
Accrued compensation expense	—	144,161
Accrued fixed asset disposal costs	—	125,000
Accrued clinical studies costs	—	85,409
Total accrued expenses and other current liabilities	$1,496,804	$1,322,674

Accrued Former Licensor Obligations

On August 15, 2023, the Company entered into a license agreement (the “License Agreement”) with Formosa Pharmaceuticals, Inc. (“Formosa”), whereby the Company acquired an exclusive license to commercialize, in the United States and its territories, products related to a novel formulation of Clobetasol Proprionate. On June 6, 2025 (the “Termination Date”), the Company and Formosa entered into the Mutual Termination Agreement, whereby the License Agreement (and all other agreements between the Company and Formosa)

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

would be terminated, subject to certain terms and conditions. Formosa and the Company each agreed to provide the other party with a release of all claims, including Formosa releasing the Company from total obligations of $2.2 million. The Company met the conditions to be released from the obligations in July 2025 and the liabilities were extinguished at that time.

Note 9 – Notes Payable and Convertible Notes Payable

Notes payable and convertible notes payable consisted of the following:

	June 30, 2025			December 31, 2024
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net

Avenue - Note payable	$8,170,886	$(654,151)	$7,516,735	$5,740,402	$(527,870)	$5,212,532
Avenue - Convertible note payable	—	—	—	5,000,000	(263,930)	4,736,070
	$8,170,886	$(654,151)	$7,516,735	$10,740,402	$(791,800)	$9,948,602

First Quarter 2025 Amendment

On February 21, 2025, the Company entered into a Second Amendment (the “Second Amendment”) to Supplement to the Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., and Avenue Venture Opportunities Fund II, L.P., (together “Avenue” or the “Lenders”) whereby the Lenders agreed to defer principal and interest payments on amounts outstanding until the end of September 2025. Deferred interest continued to accrue on the outstanding principal amount at the interest rate stated in the original Avenue Loan Agreement.

Under the Second Amendment, the Company agreed to use a portion of the proceeds from its at-the-market offering (see Note 11 – Stockholders’ Equity, At-The-Market Offering) to pay down the outstanding principal amount under the Avenue Loan Agreement as follows: a) until the Company raised $3.0 million of aggregate proceeds, 65% of the proceeds would be remitted to the Lenders as a payment in respect of the outstanding principal amount, and b) after the Company raised $3.0 million of aggregate proceeds, 75% of the proceeds would be remitted to the Lenders as a payment in respect of the outstanding principal amount. In connection with the Second Amendment, the Company paid Avenue $1.7 million in net proceeds, of which $1.4 million was applied to principal and $0.3 million was applied to interest, received from the at-the-market offering for the period from February 21, 2025 to June 17, 2025, which was equivalent to 65% of the proceeds raised less a negotiated adjustment of $0.3 million. This requirement was eliminated in conjunction with the Fourth Amendment to Supplement to the Avenue Loan Agreement (the “Fourth Amendment”) executed on June 17, 2025.

Pursuant to the Second Amendment, at any time on or after April 1, 2025, the Lenders also had the right, at their discretion, but not the obligation, to convert an aggregate amount of up to $10.0 million of the aggregate principal amount under the Avenue Loan Agreement into shares of the Company’s common stock, at a conversion price equal to $1.68 per share. During the three months ended June 30, 2025, Avenue converted principal of $680,098 (less $39,762 of debt discount) into 404,820 shares of common stock. The conversion feature was eliminated in conjunction with the Fourth Amendment executed on June 17, 2025.

The Second Amendment of the Avenue Loan was accounted for as an extinguishment, due to the addition of the substantive conversion option. Accordingly, the $10.3 million modification date carrying value of the pre-modification Avenue Loan was derecognized and the $10.2 million modification date fair value of the post-modification Avenue Loan was recognized, resulting in the recording of a $0.1 million extinguishment gain. The post-modification Avenue Loan was valued using a Monte Carlo simulation model using the following key assumptions: (a) discount rate of 70.0%; (b) volatility of 130.0%; and (b) risk-free rate of 4.2%.

Second Quarter 2025 Amendments

On May 30, 2025, the Company entered into the Third Amendment to Supplement to the Avenue Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the conversion rights provided to the Lenders under the Second Amendment were revised to restrict the Lenders from exercising such conversion right if doing so would cause the Lenders and their affiliates to beneficially own more than 9.99% of the Company’s outstanding shares of common stock immediately after the conversion. The Lenders had the ability to increase or decrease the beneficial ownership limitation up to a maximum of 19.99% of the Company’s outstanding

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

shares of common stock with a written notice to the Company and provided that such an increase in the beneficial ownership limitation would not have been effective until 61st day following the written notice. Additionally, the Third Amendment provided that if a significant corporate event occured (such as a merger, asset sale, or stock recapitalization) while the conversion option remained in effect, the Lenders would have retained the right to convert the loan as if the conversion had occurred immediately prior to such event. The Company determined that the Third Amendment should be accounted for as a modification and continuation of the existing indebtedness. The conversion feature was eliminated in conjunction with the Fourth Amendment executed on June 17, 2025.

On June 17, 2025, the Company entered into the Fourth Amendment which, among other things, extended the maturity date of the loans to July 1, 2028; provided for an interest-only period from July 1, 2025 until January 31, 2027; reduced the interest rate from 12.0% to 8.0% (payable half in cash and half in kind); eliminated the option to convert an aggregate amount of up to $10.0 million of the loans outstanding into shares of common stock; eliminated the final payment of $637,500; and provided the Company with the option to prepay the debt owed under the Avenue Loan Agreement.

In connection with the Fourth Amendment, the Company issued to the Lenders warrants (the “Lender Warrants”) to purchase an aggregate of 350,000 shares of common stock. The Lender Warrants are exercisable immediately and may be exercised for five years from the initial issuance date at an exercise price of $4.00 per share. The Lender Warrants, if still outstanding at the expiration date, will be automatically exercised on a cashless basis. The Company determined that the Lender Warrants should be equity classified and valued the Lender Warrants at $858,270 using the Black-Scholes option pricing model using the following inputs (common stock market price of $2.97; volatility of 124%; dividend rate of 0.00% and risk-free rate of 3.99%).

The Company determined that the Fourth Amendment should be accounted for as a troubled debt restructuring. Because the remaining undiscounted cash flows of the Avenue Loan exceed the June 17, 2025 carrying value, no gain will be recognized and a new effective interest rate was established based on the new carrying value of the Avenue Loan and the amended cash flows. Finally, the $858,270 value of the Lender Warrants was capitalized as additional debt discount and will be amortized over the new term of the Avenue Loan.

Note 10 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 11 – Stockholders’ Equity (Deficiency)

Increase of 2018 Omnibus Stock Incentive Plan Shares

On January 21, 2025, the stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan to reserve an additional 350,000 shares of the Company’s common stock for issuance thereunder, which number of shares was not adjusted to reflect the Reverse Split.

At-The-Market Offering

During the three and six months ended June 30, 2025, the Company received approximately $2.6 million and $8.2 million, respectively, in net proceeds from the sale of 1,323,389 and 2,450,489 shares of its common stock pursuant to the sales agreement with Chardan Capital Markets, LLC (“Chardan”) in its “at-the-market” offering.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three and six months ended June 30, 2025, the balance in selling, general and administrative includes the expense of $5,190,000 resulting from the accrued inducement grant (see Note 7 – Accrued Inducement Grant). For the three months and six months ended June 30, 2025 and 2024, the Company recorded stock-based compensation expense allocated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Research and development	$157,291	$232,154	$221,968	$438,740
Selling, general and administrative	5,516,363	308,902	5,731,314	648,548
	$5,673,654	$541,056	$5,953,282	$1,087,288

Restricted Stock Units

A summary of the restricted stock units (“RSUs”) activity during the six months ended June 30, 2025 is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Price
RSUs non-vested January 1, 2025	4,608	$52.00
Granted	393,600	1.55
Vested	(68,208)	5.56
Forfeited	(42,000)	1.26
RSUs non-vested June 30, 2025	288,000	$1.44

Vested RSUs undelivered June 30, 2025	27,151	$6.62

RSUs have been granted to directors, employees and contractors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. Some RSUs are subject to delayed delivery of the shares underlying the vested RSUs until the termination of grantee service. As of June 30, 2025, there was $267,838 of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 0.7 years.

June 2025 Series A Preferred Stock Securities Purchase Agreement

On June 17, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with institutional accredited investors whereby the Company offered units consisting of a share of Series A Non-Voting Convertible Preferred Stock (“Series A Preferred Stock”) and a warrant to purchase six shares of common stock. On June 20, 2025, the closing date, the investors were issued an aggregate of 5,128,205 shares of Series A Preferred Stock at a price of $9.75 per share for aggregate consideration of $50,000,000. Each share of Series A Preferred Stock is convertible into three shares of common stock. The Series A Preferred Stock has a par value of $0.0001 per share. Additionally, the Investors were issued five-year warrants exercisable into an aggregate of 30,769,230 shares of common stock at an exercise price of $3.25 per share exercisable beginning on December 21, 2025.

On June 20, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations to provide for the designation of 5,435,898 shares of Series A Preferred Stock. The key features of the Series A Preferred Stock are that it (a) is convertible into common stock at the option of the holder at $3.25 per share; (b) accrues quarterly cumulative dividends at 6% per annum payable in cash or common stock at the Company’s option; (c) participates in declared and paid cash common stock dividends; (d) is non-voting except for certain protective covenants; and (e) has a liquidation preference of $50,097,167 as of June 20, 2025, equal to the original purchase price, plus any accrued and unpaid dividends.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company incurred cash issuance costs of $634,251 in connection with the Purchase Agreement. In addition, the placement agent as compensation for its services, received securities valued at $3.0 million, consisting of 307,692 shares of Series A Preferred Stock and five-year warrants to purchase 1,846,153 shares of common stock at an exercise price of $3.25 per share exercisable beginning on December 21, 2025.

The Company determined that the Series A Preferred Stock, plus the investor and placement agent warrants, qualified to be equity classified.

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

The table below presents the assumptions that were used before and after the modification date. There was no warrant activity other than on the modification date and there was no warrant activity in the six months ended June 30, 2024. The following inputs were utilized to value the warrants for the Inducement Offer:

	Before Modification	After Modification
Risk free interest rate	4.42%	4.42%
Term	4.96 years	5.51 years
Volatility	110%	107%
Dividends	n/a	n/a

A summary of the warrant activity during the six months ended June 30, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2025	1,166,017	$22.33
Issued	33,359,619	3.28
Repriced - (Old)	(197,118)	55.20
Repriced - (New)	197,118	5.27
Expired	(5,605)	207.39
Exercised	(449,118)	6.66
Outstanding June 30, 2025	34,070,913	$3.28	5.0	$237,986,992

Exercisable June 30, 2025	1,061,294	$12.67	4.7	$3,425,553

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to warrants as of June 30, 2025:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$3.2500	32,615,383	—	—
$4.0000	350,000	5.0	350,000
$5.2720	394,236	—	—
$7.7520	250,126	4.6	250,126
$8.6080	302,045	4.6	302,045
$40.0000	108,694	4.6	108,694
$55.2000	49,280	4.5	49,280
$380.8000	1,149	5.9	1,149
	34,070,913	4.7	1,061,294

Note 12 - Segment Reporting

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the activity of the ophthalmic technology operations for the three and six months ended June 30, 2025 and 2024 are as follows:

	For the Three Months Ended
	June 30, 2025			June 30, 2024
	Ophthalmic	Corporate &		Ophthalmic	Corporate &
	Technology	Other	Total	Technology	Other	Total

Operating Income
Revenue	$—	$—	$—	$22,625	$—	$22,625
Cost of revenue	—	—	—	(490,361)	—	(490,361)
Gross Profit	—	—	—	(467,736)	—	(467,736)
Operating Expenses
Research and development:
Salaries and benefits	424,032	—	424,032	1,752,197	—	1,752,197
Non-cash stock based compensation expenses	157,291	—	157,291	232,154	—	232,154
Facilities expenses	62,432	—	62,432	278,134	—	278,134
Direct clinical and non-clinical expenses	16,263	—	16,263	722,126	—	722,126
Other expenses	14,560	—	14,560	69,255	—	69,255
Supplies and materials	—	—	—	1,249,597	—	1,249,597
Depreciation expense	—	—	—	293,710	—	293,710
Total research and development	674,578	—	674,578	4,597,173	—	4,597,173

Selling, general, and administrative
Non-cash stock based compensation	326,363	5,190,000	5,516,363	308,902	—	308,902
Professional fees	1,164,039	—	1,164,039	637,619	—	637,619
Salaries and benefits	361,513	10,000	371,513	1,497,747	—	1,497,747
Insurance expense	209,000	—	209,000	210,582	—	210,582
Investor relations	140,948	—	140,948	115,983	—	115,983
Director fees and expense	97,500	—	97,500	101,875	—	101,875
Other expenses	68,275	—	68,275	350,004	—	350,004
Facilities expense	83,263	—	83,263	122,307	—	122,307
Sales and marketing	15,066	—	15,066	263,340	—	263,340
Travel, lodging and meals	10,354	2,383	12,737	150,476	—	150,476
Total selling, general, and administrative	2,476,321	5,202,383	7,678,704	3,758,835	—	3,758,835
Reacquisition of license rights	—	—	—	2,864,600	—	2,864,600
Total Operating Expenses	3,150,899	5,202,383	8,353,282	11,220,608	—	11,220,608
Segment Net Loss	(3,150,899)	(5,202,383)	(8,353,282)	(11,688,344)	—	(11,688,344)
Other (Expense) Income
Other segment income (expense) (1)	(337,637)	—	(337,637)	634,645	—	634,645
Total Other Expense, net	(337,637)	—	(337,637)	634,645	—	634,645
Net Loss	$(3,488,536)	$(5,202,383)	$(8,690,919)	$(11,053,699)	$—	$(11,053,699)

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2025			June 30, 2024
	Ophthalmic	Corporate &		Ophthalmic	Corporate &
	Technology	Other	Total	Technology	Other	Total
Operating Income
Revenue	$14,720	$—	$14,720	$27,618	$—	$27,618
Cost of revenue	(48)	—	(48)	(693,388)	—	(693,388)
Gross Profit	14,672	—	14,672	(665,770)	—	(665,770)
Operating Expenses					—
Research and development:
Salaries and benefits	844,032	—	844,032	3,757,798	—	3,757,798
Non-cash stock based compensation expenses	221,968	—	221,968	438,740	—	438,740
Facilities expenses	133,269	—	133,269	446,573	—	446,573
Direct clinical and non-clinical expenses	88,920	—	88,920	1,336,305	—	1,336,305
Other expenses	34,302	—	34,302	114,405	—	114,405
Supplies and materials	25,130	—	25,130	2,309,784	—	2,309,784
Depreciation expense	—	—	—	625,169	—	625,169
Total research and development	1,347,621	—	1,347,621	9,028,774	—	9,028,774

Selling, general, and administrative
Non-cash stock based compensation	541,314	5,190,000	5,731,314	648,548	—	648,548
Professional fees	2,173,425	—	2,173,425	1,529,661	—	1,529,661
Salaries and benefits	853,493	10,000	863,493	2,983,915	—	2,983,915
Insurance expense	423,457	—	423,457	429,716	—	429,716
Investor relations	259,635	—	259,635	228,624	—	228,624
Director fees and expense	195,000	—	195,000	213,750	—	213,750
Other expenses	181,482	—	181,482	425,805	—	425,805
Facilities expense	166,419	—	166,419	248,954	—	248,954
Sales and marketing	37,087	—	37,087	449,568	—	449,568
Travel, lodging and meals	17,331	2,383	19,714	237,483	—	237,483
Total selling, general, and administrative	4,848,643	5,202,383	10,051,026	7,396,024	—	7,396,024
Reacquisition of license rights	—	—	—	4,864,600	—	4,864,600
Total Operating Expenses	6,196,264	5,202,383	11,398,647	21,289,398	—	21,289,398
Segment Net Loss	(6,181,592)	—	(11,383,975)	(21,955,168)	—	(21,955,168)
Other (Expense) Income
Other segment income (expense) (1)	(790,477)	—	(790,477)	(20,632)	—	(20,632)
Total Other Expense, net	(790,477)	—	(790,477)	(20,632)	—	(20,632)
Net Loss	$(6,972,069)	$(5,202,383)	$(12,174,452)	$(21,975,800)	$—	$(21,975,800)

	As of
	June 30, 2025			December 31, 2024
	Ophthalmic	Corporate &		Ophthalmic	Corporate &
	Technology	Other	Total	Technology	Other	Total
Segment Assets
Cash	$7,532,291	$—	$7,532,291	$2,121,463	$—	$2,121,463
Digital assets	—	45,500,000	45,500,000	—	—	—
All other assets	2,627,345	—	2,627,345	1,546,296	—	1,546,296
Total Assets	$10,159,636	$45,500,000	$55,659,636	$3,667,759	$—	$3,667,759
(1)	Other segment expenses and losses include interest income, interest expense, gain (loss) on extinguishment of debt and change in fair value of equity consideration.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13 - Subsequent Events

At-The-Market Offering

Subsequent to June 30, 2025, the Company received approximately $6.6 million in gross proceeds from the sale of 511,207 shares of its common stock pursuant to its Sales Agreement with Chardan in its “at-the-market” offering.

HYPE Digital Token Purchases

Subsequent to June 30, 2025, the Company purchased approximately 229,320 HYPE digital tokens for a cost of approximately $10.0  million.

Chief Operating Officer Separation Agreement

On July 1, 2025, in connection with a previously announced reduction in force, the Company entered into a Separation and Release Agreement (the “Separation Agreement”) with the Company’s Chief Operating Officer (the “COO”). Pursuant to the Separation Agreement, consistent with the COO’s Employment Agreement with the Company dated December 19, 2022, the COO was entitled to certain severance and other payments following the termination of his employment with the Company on July 1, 2025. The Separation Agreement provides that the COO will be eligible to receive 12 months of his base salary and up to 12 months of health benefits continuation. The payments under the Separation Agreement are contingent on the COO’s non-revocation of certain releases, which waive and release claims against the Company for any liability relating to his employment, and his compliance with certain covenants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the results of operations and financial condition of Hyperion DeFi, Inc. (“Hyperion DeFi” the “Company,” “we,” “us” and “our”) as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q as well as our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as amended by Amendment No. 1 to the 2024 Form 10- K (the “2024 Form 10-K Amendment”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements regarding the viability of, and risks associated with, our cryptocurrency treasury strategy; any statements of the plans, strategies and objectives of management for future operations; any statements about the advantages of our platform technology; estimates regarding the potential market opportunity for our platform technology; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward – looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of the 2024 Form 10-K, as filed with the SEC on April 15, 2025, as amended by the 2024 Form 10-K Amendment, and the risks discussed in this Quarterly Report on Form 10-Q as well as our other filings made with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Hyperion DeFi, Inc. (“Hyperion DeFi” or the “Company”), formerly known as Eyenovia, Inc., is the first U.S. publicly listed company building a long-term strategic treasury of HYPE as well as a pioneering digital ophthalmic technology company. Hyperion DeFi is working to provide its shareholders with simplified exposure to the Hyperliquid ecosystem, which we believe to be one of the fastest-growing, highest revenue-generating blockchains in the world. At the same time, we continue to execute on our planned completion of development and registration of its Optejet ophthalmic liquid delivery device.

HYPE Treasury

Hyperliquid is a layer one (L1) blockchain engineered for transparent high-frequency finance. The blockchain hosts fully onchain perpetual futures and spot order books, with every order, cancel, trade and liquidation occurring within 70 millisecond block times and offering up to 200,000 transactions per second, resulting in near-instant trade settlement. The Hyperliquid blockchain also hosts the HyperEVM, a general-purpose smart contract platform that, like Ethereum, supports permissionless decentralized financial applications.

Hyperliquid supports non-custodial trading via its performant HyperCore order books, with perpetual futures trading for a range of digital assets with Bitcoin (BTC), Ether (ETH), Ripple (XRP), Solana (SOL) and Sui (SUI) driving its utilization. Perpetual futures are a type of cryptocurrency derivative contract that allows traders to speculate on the price of an asset without owning the underlying asset itself. Unlike traditional futures contracts, perpetual futures have no expiration date, allowing traders to hold positions indefinitely, as long as they meet margin requirements. Hyperliquid utilizes a traditional order book system. This approach allows traders to place bids and asks for various assets, more akin to a centralized cryptocurrency exchange than other decentralized exchanges that rely on automated market makers to fulfill orders. The Hyperliquid blockchain is available to any potential user with a compatible cryptocurrency wallet such as MetaMask, Phantom, and Coinbase Wallet. However, Hyperliquid interface operators can choose to block persons in certain jurisdictions or sanctioned wallets as required via solutions such as geoblocking and address screening.

HYPE is the native token of Hyperliquid. The total supply of HYPE is 1 billion, with 31% of the supply issued in November 2024. 38.88% of the total supply is reserved for future community emissions. HYPE serves multiple purposes: users can stake HYPE to reduce their trading fees, use it to conduct transactions on the HyperEVM, and even use it as collateral on various DeFi applications. In addition, Hyperliquid has a unique network mechanism that autonomously purchases and removes HYPE tokens from circulation. This is done by using the trading fees generated on the network’s order books to buy back available HYPE: approximately 97% of daily fees are allocated to this mechanism, which serves as a consistent “marginal buyer” for the token. As of June 2025, more than 25 million HYPE have been removed from circulation and the token has become the 12th-largest cryptocurrency by market capitalization.

Additionally, HYPE has certain governance rights with respect to the Hyperliquid blockchain. The Hyperliquid L1 is a proof-of-stake blockchain, wherein validators that have staked the threshold number of HYPE are selected to produce blocks and will receive rewards when they successfully validate blocks. Holders of HYPE can delegate to validators who then are able to vote on certain decisions regarding the platform, such as the listing and de-listing of new markets. Any holder of HYPE can delegate HYPE to a validator to earn staking rewards, should the validator successfully participate in network consensus. Staked HYPE is locked until un-staked, subject to a seven-day un-staking queue before HYPE is released back to the user. As of June 30, 2025, none of our HYPE holdings were staked.

As part of its broader onchain engagement strategy, we recently announced a co-branded Hyperliquid validator referred to as Kinetiq x Hyperion, with Kinetiq, a liquid staking protocol built natively for the Hyperliquid ecosystem. Validator operations are further supported by infrastructure provided by Pier Two, an institutional staking services provider. While the partnership details remain under discussion, we expect to pay a percentage of validator commissions to each of Kinetiq and Pier Two, which provides staking services for the validator. By running our own validator, we can directly access HYPE staking yield in addition to supporting Hyperliquid’s network stability and security. Staked HYPE can be delegated to user accounts which reduces their trading fees or increases the revenue share from referring new users, both of which could serve as revenue opportunities for the Company. Specifically, the validator potentially enables us to create unique financial products built around the demand for these network benefits from those who do not have access to HYPE.

HYPE can also be deployed into the HyperEVM for various strategies such as lending and liquidity provisioning. This is expected to enable the Company to support various applications built on Hyperliquid and in return, potentially earn yield that can be compounded into its overall HYPE acquisition strategy.

By prudently building and deploying a treasury of HYPE, we believe that we can rapidly accelerate the growth of the Hyperliquid ecosystem and further its adoption, potentially creating a powerful flywheel effect that may drive platform usage, increase protocol value and strengthen the long-term position of both the Hyperliquid ecosystem and the Company.

The Optejet

We are also developing the proprietary Optejet User Filled Device (the “Optejet UFD”) that is designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. The Optejet UFD is especially useful in chronic front-of-the-eye diseases due to its ease of use, enhanced safety and tolerability, and potential for superior compliance monitoring versus standard eye drops. Together, these benefits may result in higher treatment compliance and better outcomes for patients and providers.

The ergonomic and functional design of the Optejet UFD allows for horizontal drug delivery and eliminates the need to tilt the head back or the manual dexterity to squeeze a bottle to administer medications. Drug is delivered in a microscopic array of droplets that is comfortable and matches the amount of fluid that the front of the eye can hold. The precise delivery of a low-volume columnar spray by the Optejet UFD helps ensure instillation success while minimizing contamination risk with a non-protruding nozzle and self-closing shutter. In clinical trials, the Optejet UFD has demonstrated that its targeted delivery achieves a high rate of successful administration, with 98% of sprays being accurately delivered upon first attempt compared to the established rate reported with traditional eye drops of approximately 50%.

A more physiologically appropriate volume of medication in the range of seven to ten microliters is delivered by the Optejet UFD, which is approximately one-fifth of the 35 to 50 microliter dose typically delivered in a single eye drop. Lower volume of medication exposes the ocular surface to less active ingredients and preservatives, potentially reducing ocular stress and surface damage and improving tolerability. The lower volume also minimizes the potential for drug to enter systemic circulation, with the goal of avoiding some common side effects that are related to overdosing of the eye.

We anticipate registering the second generation of the Optejet UFD as a liquid drug delivery device, based on our experience with MydCombi®. MydCombi was the only Food and Drug Administration-approved fixed combination of the two leading mydriatic agents, tropicamide and phenylephrine, in the United States delivered with technology that is nearly identical to the first generation of the Optejet UFD.

Nasdaq Compliance

On April 29, 2025, we received a notice from the Staff of Nasdaq stating that the Company’s stockholders’ equity as reported in the 2024 Form 10-K was below the minimum $2,500,000 required for continued listing under Listing Rule 5550(b)(1) (the “Minimum Equity Requirement”). The Notice had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company had 45 calendar days, or until June 13, 2025, to submit a plan to regain compliance with the Minimum Equity Requirement. The Company has submitted a plan to regain compliance with the Nasdaq Listing Rules, which we believe should be acceptable to Nasdaq, although no assurance can be given. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to regain compliance, or until October 26, 2025. If the Staff does not accept our plan, we will have the opportunity to appeal that decision to a Hearings Panel. It is further noted that the Company reported total stockholders’ equity of $37.4 million as of June 30 2025 which we believe demonstrates that we have regained compliance.

The Private Placement

On June 20, 2025, we received approximately $50 million in gross proceeds in connection with the closing of a private placement (the “Private Placement”). Pursuant to the Securities Purchase Agreement, dated as of June 17, 2025, in the Private Placement, the purchasers purchased an aggregate of 5,128,205 shares of Series A Convertible Non-Voting Preferred Stock (convertible into up to 15,384,615 shares of common stock) (the “Series A Preferred Stock”) and warrants to purchase up to 30,769,230 shares of common stock at an exercise price of $3.25 per share. We used the net proceeds from the Private Placement to build a reserve of a token called HYPE.

In connection with the Private Placement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers, which provided that the Company would register the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants. The Company filed a registration statement with the SEC pursuant to the Registration Rights Agreement on July 18, 2025.

Chardan Capital Markets LLC (“Chardan”) acted as placement agent for us in connection with the Private Placement. Pursuant to the Engagement Letter, dated as of June 17, 2025, as compensation for its services, we issued to Chardan 307,692 shares of Series A Preferred Stock (convertible into up to 923,076 shares of common stock) and Placement Agent Warrants to purchase up to 1,846,153 shares of common stock at an exercise price of $3.25 per share.

Fourth Amendment of the Avenue Loan

On June 17, 2025, the Company and the Lenders entered into the Fourth Amendment to Supplement to the Loan and Security Agreement (the “Fourth Amendment”). The Fourth Amendment, among other things, extended the maturity date of the loans under the Loan and Security Agreement to July 1, 2028; provided for an interest-only period from July 1, 2025 until January 31, 2027; reduced the interest rate on the loans from 12.0% to 8.0%, payable half in cash and half in kind; eliminated the option of the Lenders to convert an aggregate amount of up to $10.0 million of the loans outstanding into shares of common stock; and provided us with the option to prepay debt owed under the Loan and Security Agreement in part. In connection with the Fourth Amendment, we issued to the Lenders warrants to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share.

Corporate Information

We were organized as a corporation under the laws of the State of Florida on March 12, 2014 under the name “PGP Holdings V, Inc.” On May 5, 2014, we changed our name to Eyenovia, Inc. On October 6, 2014, we reincorporated in the State of Delaware by merging into Eyenovia, Inc., a Delaware corporation. On July 1, 2025, we changed our name to Hyperion DeFi, Inc. Our principal executive office is located at 23461 S. Pointe Drive, Suite 390, Laguna Hills, CA 92653, and our telephone number is (833) 393-6684. We maintain a website at www.hyperiondefi.com, to which we regularly post copies of our press releases as well as additional information about us. The information contained on, or that can be accessed through, our website is not a part of this Quarterly Report on Form 10-Q. We have included our website address in this quarterly report solely as an inactive textual reference.

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company” as defined under the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter and our annual revenue exceeds $100 million during such completed fiscal year, or (ii) the market value of our common stock held by non-affiliates exceeds $700 million, regardless of our annual revenue, as of the end of that year’s second fiscal quarter.

Our net losses were $12.2 million and $22.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had a working capital deficit and an accumulated deficit of approximately $0.9 million and $207.5 million, respectively.

Financial Overview

Revenue and Cost of Revenue

Revenue is earned from the sale of our ophthalmological products. However, we have ceased our sales efforts with respect to our products and have no revenue from sales of such products during the current period.

Cost of sales consisted of the cost of the production of the ophthalmological products that were sold.

Research and Development Expenses

During the 2025 periods presented in this report, our research and development expenses consisted primarily of internal salaries, benefits and non-cash stock-based compensation expenses incurred in connection with the research and development of our Optejet UFD device which we anticipate registering with the FDA this year.We anticipate that our research and development expenses will decline after the Opteject UFD device is registered.

During the 2024 periods presented in this report, prior to the termination of our CHAPERONE study, our research and development expenses were incurred in connection with the research and development of our prior Optejet microdose therapeutics and consisted primarily of contract service expenses. We did not separately track research and development expenses by project. Our research and development expenses consisted of:

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

We expense research and development costs as incurred. We recorded costs for some development activities, such as clinical trials, based on an evaluation of the progress to completion of specific tasks using data such as subject enrollment, clinical site activations or other information our vendors provide to us.

Selling, General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and non-cash stock-based compensation expense. We anticipate that our general and administrative expenses will decrease in the short term as requirements to support our continued research and development and commercial activities decline and after the conclusion of our review of strategic options, as well as a decline in our near term funding requirements following the closing of the Private Placement in June 2025 (see Note 11 – June 2025 Series A Preferred Stock Securities Purchase Agreements) and subsequent establishment of our treasury strategy.

Results of Operations

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Revenue and Cost of Revenue

There was no revenue or cost of revenue for the three months ended June 30, 2025.

Revenue for the three months ended June 30, 2024 totaled $22,625, which was offset by cost of revenues of $490,361. Write- down of inventories to net realizable value for the three months ended June 30, 2024 totaled approximately $0.5 million, which represented the write-down of short-dated inventory to net realizable value.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2025 totaled $0.7 million, a decrease of $3.9 million, or 85%, compared to $4.6 million recorded for the three months ended June 30, 2024. Research and development expenses consisted of the following:

	For the Three Months Ended
	June 30,
	2025	2024
Salaries and benefits	$424,032	$1,752,197
Non-cash stock based compensation expenses	157,291	232,154
Facilities expenses	62,432	278,134
Direct clinical and non-clinical expenses	16,263	722,126
Supplies and materials	—	1,249,597
Other expenses	14,560	69,255
Depreciation expense	—	293,710
Total research and development expenses	$674,578	$4,597,173

The decrease in salaries and benefits and non-cash stock-based compensation was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and commercial operations in November 2024. The decrease in facilities expense was primarily due to the impairment of right-of-use (ROU) assets in the fourth quarter of 2024, which lowered non-cash rent expense and cost savings from the reduction in facilities usage as we consolidated our focus to the development of the Optejet UFD to our Laguna Hills, CA facility. The reduction in direct clinical and non-clinical expenses and supplies and materials expense was primarily due to the termination of our CHAPERONE study. The decrease in depreciation expense was primarily due to the full impairment of fixed assets that occurred in the fourth quarter of 2024.

Selling General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2025 totaled $7.7 million, an increase of $3.9 million, or 106%, compared to $3.8 million recorded for the three months ended June 30, 2024. General and administrative expenses consisted of the following:

	For the Three Months Ended June 30,
	2025	2024
Non-cash stock based compensation	$5,516,363	$308,902
Professional fees	1,164,039	637,619
Salaries and benefits	371,513	1,497,747
Insurance expense	209,000	210,582
Investor relations	140,948	115,983
Director fees and expense	97,500	101,875
Other expenses	68,275	350,004
Facilities expense	83,263	122,307
Sales and marketing	15,066	263,340
Travel, lodging and meals	12,737	150,476
Total general and administrative expenses	$7,678,704	$3,758,835

The decrease in salaries and benefits was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and commercial operations in November 2024. The increase in non-cash stock-based compensation reflects a commitment to issue a fully vested inducement grant to a newly appointed executive. The increase in professional fees was primarily due to increased legal fees, consulting and other fees related to our evaluation of strategic alternatives during the second quarter of 2025 which evaluation concluded with the closing of the Private Placement in June 2025 (see Note 11 – June 2025 Series A Preferred Stock Securities Purchase Agreement) and subsequent initiation of our treasury strategy. The decrease in facilities expense was primarily due to the impairment of ROU assets in the fourth quarter of 2024, which lowered non-cash rent expense. The decrease in sales and marketing, and travel, lodging and meals was primarily due to our termination of commercial operations in the fourth quarter of 2024.

Reacquisition of License Rights

Reacquisition of license rights for the three months ended June 30, 2025 totaled $0, compared to $2.9 million for the three months ended June 30, 2024. The $2.9 million amount is comprised of the $3.0 million settled in common stock to Bausch + Lomb in the second quarter 2024 in connection with the reacquisition of a license (which we are recording as an operating expense), partially offset by $0.1 million of the purchase price allocated to the repurchase of equipment.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2025 totaled approximately $0.3 million of net other expense, a decrease of $0.9 million, compared to $0.6 million of net other income for the three months ended June 30, 2024. Net other expense for the three months ended June 30, 2025 primarily consisted of approximately $0.5 million of interest expense, partially offset by $0.2 million of net other income. Net other income for the three months ended June 30, 2024 primarily consisted of approximately $1.2 million for the change in fair value of equity consideration payable, partially offset by $0.7 million of interest expense.

Results of Operations

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Revenue and Cost of Revenue

Revenue for the six months ended June 30, 2025 totaled $14,720, partially offset by cost of revenues of $48.

Revenue for the six months ended June 30, 2024 totaled $27,618, partially offset by cost of revenues of $693,388. Write-down of inventories to net realizable value for the six months ended June 30, 2024 totaled approximately $0.7 million. The $0.7 million was comprised of the adjustment to bring the inventory to list price for the first quarter of 2024 and the write-down of short-dated inventory to net realizable value for the second quarter of 2024.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2025 totaled $1.3 million, a decrease of $7.7 million, or 86%, compared to $9.0 million recorded for the six months ended June 30, 2024. Research and development expenses consisted of the following:

	For the Six Months Ended June 30,
	2025	2024
Salaries and benefits	$844,032	$3,757,798
Non-cash stock based compensation expenses	221,968	438,740
Facilities expenses	133,269	446,573
Direct clinical and non-clinical expenses	88,920	1,336,305
Other expenses	34,302	114,405
Supplies and materials	25,130	2,309,784
Depreciation expense	—	625,169
Total research and development expenses	$1,347,621	$9,028,774

The decrease in salaries and benefits and non-cash stock-based compensation was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and commercial operations in November 2024. The decrease in direct clinical and non-clinical expenses and supplies and materials was primarily due to the termination of our CHAPERONE study. The decrease in facilities expense was primarily due to the impairment of right-of-use (ROU) assets in the fourth quarter of 2024, which lowered non-cash rent expense and cost savings from reduction in facilities usage as we consolidated our focus to the development of the Optejet UFD to our Laguna Hills, CA facility. The decrease in depreciation expense was primarily due to the full impairment of fixed assets that occurred in the fourth quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2025 totaled $10.1 million, an increase of $2.7 million, or 36%, compared to $7.4 million recorded for the six months ended June 30, 2024. General and administrative expenses consisted of the following:

	For the Six Months Ended June 30,
	2025	2024
Non-cash stock based compensation	$5,731,314	$648,548
Professional fees	2,173,425	1,529,661
Salaries and benefits	863,493	2,983,915
Insurance expense	423,457	429,716
Investor relations	259,635	228,624
Director fees and expense	195,000	213,750
Other expenses	181,482	425,805
Facilities expense	166,419	248,954
Sales and marketing	37,087	449,568
Travel, lodging and meals	19,714	237,483
Total general and administrative expenses	$10,051,026	$7,396,024

The decrease in salaries and benefits was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and commercial operations in November 2024. The increase in non-cash stock-based compensation reflects a commitment to issue a fully vested inducement grant to a newly appointed executive. The increase in professional fees was primarily due to increased legal fees, consulting and other fees related to our evaluation of strategic alternatives during the first half of 2025 which evaluation concluded with the closing of the Private Placement in June 2025 (see Note 11 – June 2025 Series A Preferred Stock Securities Purchase Agreement) and subsequent initiation of our treasury strategy. The decrease in facilities expense was primarily due to the impairment of ROU assets in the fourth quarter of 2024, which lowered non-cash rent expense. The decrease in sales and marketing, and travel, lodging and meals was primarily due to our termination of commercial operations in the fourth quarter of 2024 prior to the initiation of our treasury strategy in June.

Reacquisition of License Rights

Reacquisition of license rights for the six months ended June 30, 2025 totaled $0, compared to $4.9 million for the six months ended June 30, 2024. The $4.9 million is comprised of the aggregate $5.0 million of payments ($2.0 million of cash and $3.0 million settled in common stock) to Bausch + Lomb in connection with the reacquisition of a license (which we are recording as an operating expense), partially offset by $0.1 million related to the repurchase of equipment.

Other Income (Expense)

Other income (expense) for the six months ended June 30, 2025 totaled approximately $0.8 million of net other expense compared to $20,632 of net other expense for the six months ended June 30, 2024. Net other expense for the six months ended June 30, 2025 primarily consisted of approximately $1.1 million of interest expense, partially offset by $0.2 million of other income and a $0.1 million gain on debt extinguishment.

Net other expense for the six months ended June 30, 2024 primarily consisted of approximately $1.4 million of interest expense related to the Avenue loan offset by $1.2 million of changes in fair value of equity consideration (the equity payable for the Bausch + Lomb and Formosa transactions) and $0.2 million of interest income, primarily from Treasury bills.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2025	2024
Cash and Cash Equivalents	$7,532,291	$2,121,463

Working (Deficit) Capital	$(923,797)	$(13,279,008)

Notes Payable (Gross)	$8,170,886	$10,740,402

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds from equity and debt financings.

Our net losses were $12.2 million and $22.0 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of approximately $207.5 million. As of June 30, 2025, we had a cash and cash equivalents balance of $7.5 million, HYPE digital tokens with a fair value of $45.5 million, a working capital deficit of $0.9 million and stockholders’ equity of $37.4 million. As of June 30, 2025 and December 31, 2024, we had $8.2 million and $10.7 million, respectively, of gross notes payable outstanding.

During the six months ended June 30, 2025 and 2024, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2025 was approximately $7.9 million, which includes cash used to fund a net loss of $12.2 million, reduced by $6.8 million of net non-cash expenses, plus $2.5 million of net cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the six months ended June 30, 2024 was approximately $18.1 million, which includes cash used to fund a net loss of $22.0 million, reduced by $4.6 million of net non-cash expenses, plus $0.7 million of net cash used by changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $45.5 million, which was primarily related to the purchase of HYPE digital tokens. Cash used in investing activities for the six months ended June 30, 2024 was $0.2 million, which was related to purchases of property and equipment.

Net cash provided by financing activities for the six months ended June 30, 2025 totaled approximately $58.8 million, which was primarily attributable to $49.4 million of net proceeds from the sale of Series A Preferred Stock and warrants in the Private Placement, $8.2 million of net proceeds from the sale of common stock in our “at-the-market” offering and $2.9 million of net proceeds from the exercise of stock warrants partially offset by $1.5 million from the repayment of notes payable. Net cash provided by financing activities for the six months ended June 30, 2024 totaled approximately $5.7 million, which was primarily attributable to $1.9 million of net proceeds from the sale of common stock and warrants in a registered direct offering and $4.9 million of net proceeds from the sale of common stock in our “at-the-market” offering pursuant to the Sales Agreement with Leerink Partners, LLC, which we replaced with our current “at-the-market” program in December 2024, partially offset by $1.1 million from the repayment of notes payable.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $4.6 million to settle our June 30, 2025 accounts payable, accrued expenses and other current liabilities, and (b) $0.5 million relating to our non-cancelable operating lease commitments.

After twelve months we have commitments to pay an additional $0.5 million relating to our non-cancelable operating lease commitments and $8.2 million of gross principal payments on the Avenue loan.

Risks and Uncertainties

The continuing worldwide implications of the war between Russia and Ukraine and the conflict in the Middle East and between India and Pakistan remain difficult to predict at this time. The imposition of sanctions on Russia by the United States and other countries and counter sanctions by Russia, and the resulting economic impacts on oil prices and other materials and goods, could affect the price of materials used in the manufacture of our product platform. If the price of materials used in the manufacturing of our product platform increase, that would adversely affect our business and the results of our operations.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

As described in Item 7 – Critical Accounting Estimates in the 2024 Form 10-K, as amended by the 2024 Form 10-K Amendment, we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies such as Hyperion DeFi, Inc. are not required to provide the information required by this Item.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective to, provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2025, due to the existence of the following material weaknesses:

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

Notwithstanding the existence of the material weaknesses as described above, we believe that the financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of the 2024 Form 10-K, as amended by the 2024 Form 10-K Amendment.

HYPE is a highly volatile asset, and fluctuations in the price of HYPE may influence our financial results and the market price of our listed securities.

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of HYPE decreased substantially, including as a result of:

●	decreased user and investor confidence in HYPE, including due to the various factors described herein;
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators and investors or (ii) actual or expected significant dispositions of HYPE by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, or associated with tokens vested by the Hyperliquid core team;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, HYPE, Hyperliquid or the broader digital assets industry;
●	changes in consumer preferences and the perceived value or prospects of HYPE or the utility of Hyperliquid;
●	competition from other decentralized exchanges or digital assets that exhibit comparable or better speed, security, scalability or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of HYPE or adversely affect investor confidence in digital assets generally;
●	developments relating to the Hyperliquid blockchain, including (i) changes to the Hyperliquid blockchain that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the Hyperliquid blockchain, changes to the maximum number of HYPE outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes; (ii) failures to make upgrades to the Hyperliquid blockchain and the Hyperliquid interface to adapt to security, technological, legal or other challenges; and (iii) changes to the Hyperliquid blockchain that introduce software bugs, security risks or other elements that adversely affect HYPE;
●	disruptions, failures, unavailability, or interruptions in services of trading venues for HYPE;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;

●	regulatory, legislative, enforcement and judicial actions that adversely affect access to, functionality of or performance of Hyperliquid and its associated products such as cryptocurrency perpetual futures, the price, ownership, transferability, trading volumes, legality or public perception of, HYPE or other L1 blockchains, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from accessing the Hyperliquid decentralized exchange and its associated products or operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	transaction congestion and fees associated with processing transactions on the Hyperliquid network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Hyperliquid blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

Moreover, the price of our listed securities has been and is likely to continue to be volatile, and with the adoption of our new cryptocurrency treasury strategy, we expect to see additional volatility in our stock price. In addition, if investors view the value of our listed securities as dependent upon or linked to the value or change in the value of our HYPE holdings, the price of HYPE may significantly influence the market price of our listed securities. The price of HYPE has historically been, and is likely to continue to be, volatile.

HYPE and other digital assets are novel assets and are subject to significant legal and regulatory uncertainty.

HYPE and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE. For example, within the past several years:

●	President Trump signed an Executive Order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries, and this working group is required to submit a report with regulatory and legislative proposals on or before July 22, 2025;
●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;
●	in November 2023, Binance Holdings Ltd. (“Binance”) and its then chief executive officer reached a settlement with the U.S. Department of Justice, the Commodity Futures Trading Commission, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the Commodity Futures Trading Commission, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;

●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency;
●	in June 2023, the SEC filed complaints against Binance and Coinbase, Inc. (“Coinbase”), and their respective affiliated entities, relating to, among other claims, assertions that each party was operating as an unregistered securities exchange, broker, dealer and clearing agency;
●	the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;
●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets;” and
●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance was dismissed on May 29, 2025, the SEC or other regulatory agencies may initiate similar actions in the future, which could materially impact the price of HYPE and our ability to own or transfer HYPE.

It is not possible to predict whether or when new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether or when any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and HYPE specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of HYPE, as well as our ability to hold or transact in HYPE, and in turn adversely affect the market price of our listed securities.

Our HYPE treasury strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our HYPE through entities subject to anti-money laundering regulation and related compliance rules in the United States, and are considering onboarding a chief compliance officer, if we are found to have purchased any of our HYPE from bad actors that have used HYPE to launder money or persons subject to sanctions, we may be subject to regulatory proceedings and any further transactions or dealings in HYPE by us may be restricted or prohibited.

A portion of our HYPE holdings may serve as collateral securing our outstanding indebtedness, and we may incur additional indebtedness or enter into other financial instruments in the future that may be collateralized by our HYPE holdings. We may also consider pursuing strategies to create income streams or otherwise generate funds using our HYPE holdings. These types of HYPE-related transactions are the subject of enhanced regulatory oversight. These and any other HYPE-related transactions we may enter into, beyond simply acquiring and holding HYPE, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. The FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting HYPE, as well as enforcement actions involving or impacting our trading venues, counterparties and custodians, may impose significant costs or significantly limit our ability to hold and transact in HYPE.

In addition, private actors that are wary of HYPE or the regulatory concerns associated with HYPE have in the past taken and may in the future take further actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying our securities if it were to determine that the value of our securities is closely tied to the performance of HYPE, signaling a reluctance to facilitate exposure to virtual currencies.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to invest in HYPE, which may adversely affect our financial results and the market price of our securities.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to invest in HYPE. The price of HYPE has been subject to dramatic price fluctuations and is highly volatile. Moreover, digital assets are relatively novel, and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of our HYPE holdings.

Any increase or decrease in the fair value of HYPE will require us to recognize unrealized gains or losses, which could be material to our financial results for the applicable reporting period, which may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings could have a material adverse effect on the market price of our securities. In addition, the application of generally accepted accounting principles in the United States with respect to digital assets remains uncertain in some respects, and any future changes in the manner in which we account for our HYPE holdings could have a material adverse effect on our financial results and the market price of our securities.

In addition, if investors view the value of our securities as dependent upon or linked to the value or change in the value of our HYPE holdings, the price of such digital assets may significantly influence the market price of our securities.

Absent federal regulations, there is a possibility that HYPE may be classified as a “security.” Any classification of HYPE as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that HYPE is a “security.” Despite the Executive Order titled “Strengthening American Leadership in Digital Financial Technology,” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” HYPE has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that HYPE is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that HYPE is a “security” which would require us to register as an investment company under the Investment Company Act.

We have also implemented a process for analyzing the U.S. federal securities law status of HYPE and other cryptocurrencies as guidance and case law evolve. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that HYPE is not a “security” is premised, among other reasons, on our conclusion that HYPE does not meet the elements of the Howey test. Among the reasons for our conclusion that HYPE is not a security is that holders of HYPE do not have a reasonable expectation of profits from the efforts of Hyperliquid, the Hyperliquid Foundation or any other person, entity or group of persons in respect of their holding of HYPE. Also, HYPE ownership does not guarantee the right to receive any interest, rewards, or other returns. We believe that HYPE is a commodity due to its utility for gas.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that HYPE, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings and lawsuits against us, which could result in potential injunctions, cease-and-desist orders, fines and penalties if HYPE was determined to be a security by a regulatory body or a court. Such developments would adversely affect our business, results of operations, financial condition, and prospects.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages or proposes to engage in the business of investing, reinvesting, owning, holding, or trading in securities, and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the test described in clause (ii) in the previous sentence, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity.

We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act since we believe HYPE is not an investment security. With respect to Section 3(a)(1)(A), we do not hold ourselves out as being engaged primarily or propose to engage primarily in the business of investing, reinvesting, or trading in securities within the meaning of such section. With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C).

HYPE and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC (“BlockFi”), in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

HYPE is created and transmitted through the operations of the peer-to-peer Hyperliquid network, a decentralized network of computers running software following the HYPE protocol. If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, the value of HYPE could be negatively impacted.

If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Hyperliquid network may be disrupted, which in turn may prevent us from depositing or withdrawing HYPE from our accounts with our custodian or otherwise effecting HYPE transactions. Such disruptions could include, for example: the price volatility of HYPE; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians or others; the closing of HYPE trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Hyperliquid network. In addition, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

We face risks relating to the custody of our HYPE, including the loss or destruction of private keys required to access our HYPE and cyberattacks or other data loss relating to our HYPE, including smart contract related losses and vulnerabilities.

We will hold our HYPE with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts will not restrict our ability to reallocate our HYPE among our custodians, and our HYPE holdings may be concentrated with a single custodian from time to time. In light of the significant amount of HYPE we anticipate that we will hold, we expect to continually seek to engage additional custodians to achieve a greater degree of diversification in the custody of our HYPE as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custodians may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk.

If there is a decrease in the availability of digital asset custodians that we believe can safely custody our HYPE, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable or take other measures to custody our HYPE, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected. While we will conduct due diligence on our custodians and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

Any insurance that may cover losses of our HYPE holdings may cover none or only a small fraction of the value of the entirety of our HYPE holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our HYPE. Moreover, our use of custodians exposes us to the risk that the HYPE our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such HYPE. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we may maintain related to our HYPE. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

HYPE is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the HYPE is held. While the L1 blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the HYPE held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the HYPE held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. The HYPE and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our HYPE. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of HYPE or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our HYPE holdings.

Because we only recently initiated our HYPE treasury strategy, our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of HYPE. The price of digital assets have historically been subject to dramatic price fluctuations and is highly volatile. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which we have adopted.

ASU 2023-08 requires us to measure our HYPE holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our HYPE in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our HYPE holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Unrealized fair value gains on our HYPE holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The United States enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the Internal Revenue Service issued proposed regulations with respect to the application of the CAMT.

In connection with the implementation of our HYPE treasury strategy, we have adopted ASU 2023-08. ASU 2023-08 requires us to measure our HYPE holdings at fair value in our statement of financial position, with gains and losses from changes in the fair value of our HYPE recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted), we could become subject to the CAMT in future tax years. If we become subject to the CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

Due to the unregulated nature and lack of transparency surrounding the operations of many HYPE trading venues, HYPE trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in HYPE trading venues and adversely affect the value of our HYPE.

HYPE trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many HYPE trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in HYPE trading venues, including prominent exchanges that handle a significant volume of HYPE trading and/or are subject to regulatory oversight, in the event one or more HYPE trading venues cease or pause for a prolonged period the trading of HYPE or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The SEC alleged as part of its June 5, 2023, complaint against Binance that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought recent actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the HYPE market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the HYPE market than is commonly understood. Any actual or perceived wash trading in the HYPE market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our HYPE.

Negative perception, a lack of stability in the broader digital currency markets and the closure, temporary shutdown or operational disruption of HYPE trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the HYPE ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in HYPE and the broader digital currency ecosystem and greater volatility in the price of HYPE. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX, and BlockFi filed for bankruptcy, following which digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase and Binance, two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of digital assets. These were followed in November 2023, by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance was dismissed on May 29, 2025, the SEC or other regulatory agencies may initiate similar actions in the future. As the price of our listed securities may be affected by the value of our HYPE holdings, the failure of a major participant in the digital currency ecosystem could have a material adverse effect on the market price of our listed securities.

The concentration of our HYPE holdings could enhance the risks inherent in our HYPE treasury strategy.

The concentration of our HYPE holdings limits the risk mitigation that we could achieve if we were to purchase a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in our HYPE treasury strategy. Any future significant declines in the price of HYPE would have a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of HYPE and adversely affect our business.

As a result of our HYPE treasury strategy, our assets are concentrated in our HYPE holdings. Accordingly, the emergence or growth of digital assets other than HYPE may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-stake consensus mechanism like the Hyperliquid network. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-work mining, those digital assets could gain market share relative to HYPE.

Delisting of our common stock from Nasdaq could prevent us from maintaining an active, liquid and orderly trading market for our common stock and may materially and adversely impact our ability to consummate certain strategic transactions.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock would be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. On September 18, 2024, we were notified by The Nasdaq Stock Market LLC, or Nasdaq, that we were in breach of Listing Rule 5550(a)(2), or the (“Minimum Bid Price Rule”), for continued listing on the Nasdaq Capital Market because the minimum bid price of our listed securities for 30 consecutive business days had been less than $1 per share. On December 12, 2024, we received a letter from Nasdaq notifying us that, because the closing bid price for our common stock was below $0.10 per share for 10 consecutive trading days, we were in breach of Listing Rule 5810(c)(3)(A)(iii). On January 31, 2025, we executed an 80-for-1 reverse stock split, following which we were notified by Nasdaq that we had regained compliance with the Minimum Bid Price Rule. Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that any listed company that fails to meet the Minimum Bid Price Rule and has effected a reverse stock split over the prior one-year period, or has effected one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, will not be eligible for an automatic 180-day grace compliance period and the Nasdaq Listing Qualifications Department is obligated to immediately issue a delisting determination. Therefore, if we were to fall out of compliance with the Minimum Bid Price requirement prior to January 31, 2026, we would not be able to effect a reverse stock split and would immediately be issued a delisting determination.

On April 29, 2025, we received a notice from the Staff of Nasdaq stating that the Company’s stockholders’ equity as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 was below the minimum $2,500,000 required for continued listing under Listing Rule 5550(b)(1) (the “Minimum Equity Requirement”). The Notice had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. In accordance with the Nasdaq Listing Rules, the Company had 45 calendar days, or until June 13, 2025, to submit a plan to regain compliance with the Minimum Equity Requirement. The Company has submitted a plan to regain compliance with the Nasdaq Listing Rules, which we believe should be acceptable to Nasdaq, although no assurance can be given. If the plan is accepted, Nasdaq may grant an extension of up to 180 calendar days from the date of the Notice for the Company to regain compliance, or until October 26, 2025. If the Staff does not accept our plan, we will have the opportunity to appeal that decision to a Hearings Panel.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the six months ended June 30, 2025, none of our directors or officers, or the Company, adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.1.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024
3.1.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 31, 2025
3.1.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	July 2, 2025
3.1.5	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	001-38365	3.1	June 24, 2025
3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022
4.1	Form of Purchaser Warrant, dated June 17, 2025	8-K	001-38365	4.1	June 24, 2025
4.2	Form of Placement Agent Warrant, dated June 17, 2025	8-K	001-38365	4.2	June 24, 2025
4.3	Form of Lender Warrant, dated June 17, 2025	8-K	001-38365	4.3	June 24, 2025
10.1	Third Amendment to Supplement to Loan and Security Agreement, dated as of May 30, 2025, by and among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-38365	10.1	June 5, 2025
10.2	Fourth Amendment to Supplement to Loan and Security Agreement, dated as of June 17, 2025, by and among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-38635	10.3	June 24, 2025
10.3	Form of Securities Purchase Agreement, dated June 17, 2025	8-K	001-38365	10.1	June 24, 2025
10.4	Form of Registration Rights Agreement, dated June 17, 2025	8-K	001-38365	10.2	June 24, 2025
10.5#˄	Executive Employment Agreement by and between Eyenovia, Inc. and Hyunsu Jung, dated June 17, 2025	8-K	001-38365	10.4	June 24, 2025
10.6#˄	Amended and Restated Employment Agreement by and between Eyenovia, Inc. and Michael Rowe, dated as of June 17, 2025	8-K	001-38365	10.5	June 24, 2025
10.7˄	Separation and Release Agreement by and between the Company and Bren Kern, dated July 1, 2025	8-K	001-38365	10.1	July 2, 2025

10.8	Amended and Restated Non-Employee Director Compensation Policy	—	—	—	Filed herewith
31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
*

This certification is deemed not filed for purpose of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

#

Certain information in this Exhibit was omitted by means of marking such information with brackets (“[***]”) because the identified information (i) is not material and (ii) is the type of information that the Company treats as private or confidential.

˄	Management contract or other compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYPERION DEFI, INC.

Date: August 13, 2025	By:	/s/ Michael Rowe
Michael Rowe
Chief Executive Officer (Principal Executive Officer)