Form 10-Q
period 2025-09-30
HYPERION DEFI, INC.
filed 2025-11-14
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

The number of outstanding shares of the registrant’s common stock was 8,097,659 as of November 10, 2025.

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

HYPERION DEFI, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERION DEFI, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2025	2024
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$8,223,180	$2,121,463
Prepaid expenses and other current assets	862,587	645,736
Total Current Assets	9,085,767	2,767,199

HYPE - digital assets	37,954,590	—
Digital intangible assets	35,019,932	—
Operating lease right-of-use asset	491,589	718,360
Other assets	238,029	182,200
Total Assets	$82,789,907	$3,667,759

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	$1,138,750	$1,954,681
Accrued former licensor obligations	—	2,245,087
Accrued expenses and other current liabilities	2,403,686	1,322,674
Operating lease liabilities - current portion	494,656	575,163
Notes payable - current portion, net of debt discount of $0 and $527,870 as of September 30, 2025 and December 31, 2024, respectively	—	5,212,532
Convertible notes payable - current portion, net of debt discount of $0 and $263,930 as of September 30, 2025 and December 31, 2024, respectively	—	4,736,070
Total Current Liabilities	4,037,092	16,046,207

Notes payable - non-current portion, net of debt discount of $598,691 and $0 as of September 30, 2025 and December 31, 2024, respectively	7,656,005	—
Operating lease liabilities - non-current portion	341,778	717,504
Total Liabilities	12,034,875	16,763,711

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 60,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock, 5,435,898 shares designated, and 5,435,897 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	544	—
Common stock, $0.0001 par value, 600,000,000 shares authorized; 7,162,659 and 1,506,369 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	715	151
Additional paid-in capital	271,612,635	182,213,889
Accumulated deficit	(200,858,862)	(195,309,992)
Total Stockholders’ Equity (Deficit)	70,755,032	(13,095,952)
Total Liabilities and Stockholders’ Equity (Deficit)	$82,789,907	$3,667,759

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue	$302,506	1,625	$317,226	$29,243
Cost of revenue	—	(132,522)	(48)	(825,910)
Gross Profit (Loss)	302,506	(130,897)	317,178	(796,667)

Operating (Income) Expenses:
Research and development	373,855	3,471,939	1,721,476	12,500,713
Selling, general and administrative	2,594,130	3,729,091	12,645,156	11,125,115
Realized gains - digital assets	(6,942,713)	—	(6,942,713)	—
Unrealized gains - digital assets	(6,440,804)	—	(6,440,804)	—
Impairment loss - digital intangible assets	6,289,847	—	6,289,847	—
Reacquisition of license rights	—	—	—	4,864,600
Net Operating (Income) Expenses	(4,125,685)	7,201,030	7,272,962	28,490,428
Income (Loss) From Operations	4,428,191	(7,331,927)	(6,955,784)	(29,287,095)

Other Income (Expense):
Other income (expense), net	131,525	1,184	304,052	(93,394)
Gain on extinguishment of liability	2,245,088	—	2,334,711	—
Change in fair value of equity consideration payable	—	—	—	1,240,800
Interest expense	(223,080)	(602,109)	(1,332,989)	(1,954,768)
Interest income	43,858	44,999	101,140	230,804
Total Other Income (Expense), Net	2,197,391	(555,926)	1,406,914	(576,558)

Net Income (Loss)	6,625,582	(7,887,853)	(5,548,870)	(29,863,653)
Dividend to preferred stockholders	(795,000)	—	(892,167)	—
Net Income (Loss) Attributable to Participating Securities	$5,830,582	$(7,887,853)	$(6,441,037)	$(29,863,653)

Net Income (Loss) per Common Share
Basic	$0.26	$(9.07)	$(1.64)	$(42.30)
Diluted	$0.05	$(9.07)	$(1.64)	$(42.30)

Weighted Average Number of Common Shares Outstanding:
Basic	6,027,713	869,479	3,930,764	705,961
Diluted	28,951,915	869,479	3,930,764	705,961

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2025

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2025	—	$—	1,506,369	$151	$182,213,889	$(195,309,992)	$(13,095,952)
Issuance of common stock in At the Market offering [1]	—	—	1,127,100	113	5,663,153	—	5,663,266
Induced exercise of stock warrants [2]	—	—	197,118	19	922,731	—	922,750
Reverse stock split settlement of fractional shares	—	—	(41)	—	(160)	—	(160)
Stock-based compensation	—	—	—	—	279,628	—	279,628
Net loss	—	—	—	—	—	(3,483,533)	(3,483,533)
Balance - March 31, 2025	—	—	2,830,546	283	189,079,241	(198,793,525)	(9,714,001)
Issuance of preferred stock and warrants in private placement [3]	5,435,897	544	—	—	49,365,206	—	49,365,750
Issuance of common stock in At the Market offering [4]	—	—	1,323,389	132	2,559,008	—	2,559,140
Issuance of common stock from exercise of warrants	—	—	252,000	25	1,953,479	—	1,953,504
Issuance of common stock from the delivery of vested restricted stock units	—	—	44,072	4	(4)	—	—
Issuance of common stock from the partial conversion of note payable	—	—	404,820	41	640,295	—	640,336
Warrants issued in consideration for debt modification	—	—	—	—	858,270	—	858,270
Stock-based compensation	—	—	—	—	483,654	—	483,654
Net loss	—	—	—	—	—	(8,690,919)	(8,690,919)
Preferred stock dividend	—	—	—	—	(97,167)	—	(97,167)
Balance - June 30, 2025	5,435,897	544	4,854,827	485	244,841,982	(207,484,444)	37,358,567
Issuance of common stock in At the Market offering [5]	—	—	1,929,207	192	21,783,753	—	21,783,945
Issuance of common stock from exercise of warrants [6]	—	—	250,125	25	1,938,944	—	1,938,969
Issuance of common stock from the delivery of vested restricted stock units	—	—	128,500	13	(13)	—	—
Stock-based compensation	—	—	—	—	3,842,969	—	3,842,969
Net income	—	—	—	—	—	6,625,582	6,625,582
Preferred stock dividend	—	—	—	—	(795,000)	—	(795,000)
Balance - September 30, 2025	5,435,897	$544	7,162,659	$715	$271,612,635	$(200,858,862)	$70,755,032

[1] Includes gross proceeds of $5,851,007 less total issuance costs of $187,741.

[2] Includes gross proceeds of $1,039,206 less total issuance costs of $116,456. Also note that incremental value and non-cash warrant modification and additional warrants issuance costs related to the warrant inducement entered into on January 16, 2025 offset to a zero balance. See Note 10 - Stockholders’ Equity (Deficit).

[3] Includes gross proceeds of $50,000,000 less total issuance costs of $634,250.

[4] Includes gross proceeds of $2,657,659 less total issuance costs of $98,519.

[5] Includes gross proceeds of $22,489,548 less total issuance costs of $705,603.

[6] Partial exercise of the Armistice warrants.

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine Months Ended September 30, 2024

(unaudited)

					Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2024	—	$—	569,409	$57	$154,490,596	$(145,491,559)	$8,999,094
Issuance of common stock in At the Market offering [7]	—	—	22,917	2	3,194,545	—	3,194,547
Cashless exercise of stock options			—	—	—	—	—
Stock-based compensation	—	—	—	—	546,232	—	546,232
Issuance of common stock related to vested restricted stock units			—	—	—	—	—
Net loss	—	—	—	—	—	(10,922,101)	(10,922,101)
Balance - March 31, 2024	—	—	592,326	59	158,231,373	(156,413,660)	1,817,772
Issuance of common stock in registered direct offering [8]	—	—	40,297	4	1,888,825	—	1,888,829
Issuance of common stock as consideration for licensing agreement [9]	—	—	7,669	1	436,808	—	436,809
Issuance of common stock as consideration for reacquisition of licensing agreement [10]	—	—	28,742	3	2,322,388	—	2,322,391
Issuance of common stock in At the Market offering [11]	—	—	28,687	3	1,676,936	—	1,676,939
Stock-based compensation	—	—	—	—	541,056	—	541,056
Net loss	—	—	—	—	—	(11,053,699)	(11,053,699)
Balance - June 30, 2024	—	—	697,720	70	165,097,386	(167,467,359)	(2,369,903)
Issuance of common stock and warrants in offerings [12]	—	—	363,197	36	12,348,142	—	12,348,178
Warrant modification - incremental value [13]	—	—	—	—	2,868,000	—	2,868,000
Warrant modification - in issuance costs for registered direct offering [14]	—	—	—	—	(2,868,000)	—	(2,868,000)
Issuance of common stock in At the Market offering [15]	—	—	18,779	2	1,175,881	—	1,175,883
Stock-based compensation	—	—	—	—	452,998	—	452,998
Net loss	—	—	—	—	—	(7,887,853)	(7,887,853)
Balance – September 30, 2024	—	$—	1,079,696	$108	$179,074,407	$(175,355,212)	$3,719,303

[7] Includes gross proceeds of $3,293,347 less total issuance costs of $98,800.

[8] Includes gross proceeds of $2,000,000 less total issuance costs of $111,171.

[9] Shares issued as partial consideration for License Agreement with Formosa Pharmaceuticals Inc.

[10] Shares issued in partial consideration for reacquisition of License Agreement with Bausch & Lomb Ireland Limited.

[11] Includes gross proceeds of $1,728,804 less total issuance costs of $51,868.

[12] Includes gross proceeds of $14,139,994 less total issuance costs of $1,791,816.

[13] Offering includes modification of warrants and additional warrants in the July 2024 offering.

[14] Non-cash warrant modification and additional warrants issuance costs related to one of the offerings of $2,868,000 are shown on a separate line item.

[15] Includes gross proceeds of $1,212,251 less total issuance costs of $36,368.

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(5,548,870)	$(29,863,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,606,251	1,540,286
Change in fair value of equity consideration payable	—	(1,240,800)
Depreciation of property and equipment	—	830,605
Amortization of debt discount	640,969	552,620
Write-off of property and equipment	—	88,251
Write-down of inventories to net realizable value	—	769,217
Reacquisition of license rights	—	2,864,600
Non-cash lease expense	226,771	391,028
Gain on extinguishment of liabilities	(2,334,711)	—
Unrealized gain on HYPE digital assets	(6,440,804)	—
Non-cash realized gain on HYPE digital assets	(6,938,236)	—
Impairment loss - digital intangible assets	6,289,847	—
HYPE staking income	(323,980)	—
Interest expense added to note principal	295,329	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(216,851)	836,507
License fee and expense reimbursement receivables	—	(13,761)
Deferred clinical supply costs	—	1,272,309
Inventories	—	(1,051,023)
Security and equipment deposits	(55,829)	1,148
Accounts payable	(815,931)	(179,232)
Accrued compensation	—	(1,781)
Accrued expenses and other current liabilities	359,662	(453,567)
Lease liabilities	(456,233)	(352,836)
Net Cash Used In Operating Activities	(10,712,616)	(24,010,082)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(161,476)
Purchase of productive digital assets	(65,635,000)	—
Net Cash Used In Investing Activities	(65,635,000)	(161,476)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in direct offering	—	16,139,994
Payment of direct offering costs	—	(1,902,987)
Proceeds from sale of preferred stock and warrants in private placement	50,000,000	—
Payment of private placement issuance costs	(634,250)	—
Proceeds from sale of common stock in At the Market offering	30,998,213	6,234,402
Payment of issuance costs for At the Market offering	(991,862)	(187,033)
Proceeds from induced exercise of stock warrants	1,039,206	—
Proceeds from exercise of stock warrants	3,892,473	—
Payment of cash issuance costs for induced exercise of stock warrants	(116,455)	—
Reverse stock split settlement of fractional shares	(160)	—
Payment of issuance costs for debt modification	(177,228)	—
Repayments of notes payable	(1,463,437)	(3,773,746)
Payment of preferred dividend	(97,167)	—
Net Cash Provided By Financing Activities	82,449,333	16,510,630
Net Increase (Decrease) in Cash and Cash Equivalents	6,101,717	(7,660,928)
Cash and Cash Equivalents - Beginning of Period	2,121,463	14,849,057
Cash and Cash Equivalents - End of Period	$8,223,180	$7,188,129

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$396,788	$1,402,147
Taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deposits of HYPE into liquid staking activities	$41,174,779	$—
Purchase of insurance policy financed by note payable	$—	$505,050
Accrual for intangible asset milestone obligation	$—	$2,000,000
Dividend payable	$795,000	$—
Reclassification of deferred clinical supply costs to inventories	$—	$2,575,652
Modification date carrying value of extinguished Avenue Loan	$10,262,280	$—
Modification date fair value of modified Avenue Loan	$10,172,657	$—
Warrants issued for debt modification	$858,270	$—
Warrant modification and additional warrants - incremental value	$1,194,102	$2,868,000
Conversion of Avenue Loan to common stock	$640,336	$—
Common stock issued in consideration for licensing agreement	$—	$436,809
Common stock issued in consideration for reacquisition of licensing agreement	$—	$2,322,391
Issuance of common stock related to vested restricted stock units	$17	$—

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Hyperion DeFi, Inc. (“Hyperion DeFi” or the “Company”), formerly known as Eyenovia, Inc., is the first U.S. publicly listed company building a long-term strategic treasury of HYPE. Hyperion DeFi is working to provide its shareholders with simplified exposure to the Hyperliquid ecosystem. At the same time, the Company continues to execute on its planned completion of the development and registration of its Optejet ophthalmic liquid delivery device.

HYPE is the native token of Hyperliquid, a decentralized Layer-1 blockchain designed for high-frequency, transparent trading. Hyperliquid supports fully on-chain perpetual futures and spot order books, operating with block times of approximately 70 milliseconds. Hyperion DeFi’s strategy is designed to allow shareholders to benefit from a gradually compounding exposure to HYPE, both from its native staking yield and additional revenues generated from its unique on-chain utility.

Hyperion DeFi is also completing development of its proprietary Optejet User Filled Device, designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. The Optejet is especially useful in chronic front-of-the-eye diseases due to its ease of use, enhanced safety and tolerability.

Beginning in July 2025, the Company used the proceeds from its capital raising activities to acquire and deploy HYPE in various revenue-generating activities, which includes native staking, liquid staking and its proprietary HYPE Asset Use Service product.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year ending December 31, 2025 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2024 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (“SEC”) on April 15, 2025 (the “2024 Form 10-K”), as amended by Amendment No. 1, filed with the SEC on April 30, 2025 (the “2024 Form 10-K Amendment”).

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

As disclosed in the Company’s December 31, 2024 Form 10-K, there was substantial doubt about the ability of the Company to continue as a going concern for at least one year from the date the financial statements were issued. This was based on a significant working capital deficiency, significant historical losses and the need to raise additional funds to meet the Company’s obligations and sustain its operations. During the nine months ended September 30, 2025, the Company raised significant capital through both an ATM offering and a private placement of Series A preferred stock (see Note 10 – Stockholders’ Equity (Deficit). A significant amount of the proceeds generated from these capital raises was used to purchase digital assets in connection with the launch of the Company’s new long-term strategic treasury of HYPE. The Company also extended the maturity date of its Loan and Security Agreement (see Note 8 – Notes Payable and Convertible Notes Payable). These actions have alleviated the substantial doubt about the Company’s ability to continue as a going concern that existed at the time the Company filed its December 31, 2024 Form 10-K.

As of September 30, 2025, the Company had unrestricted cash and cash equivalents of approximately $8.2 million and working capital of $5.0 million. For the three and nine months ended September 30, 2025, the Company generated net income of approximately $6.6 million and incurred a net loss of approximately $5.5 million, respectively. For the nine months ended September 30, 2025, the Company used cash in operating activities of approximately $10.7 million. Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, Management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

The Company’s financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. Substantially all of the Company’s treasury assets are concentrated in HYPE tokens, the native cryptocurrency of the Hyperliquid protocol. HYPE tokens have experienced significant price volatility, and the Company’s financial results and carrying value of its digital assets will fluctuate materially based on HYPE token price movements. The Company depends on the continued success and adoption of the Hyperliquid protocol for the value of its treasury holdings.

The Company plans to continue to pursue additional capital through its at-the-market offering programs in the future, however, such funding may not be available on terms acceptable to the Company or at all. Although Management believes that such capital sources will continue to be available, there can be no assurances that financing will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plans.

Note 3 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 2 – Summary of Significant Accounting Policies included in the 2024 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2025, except as disclosed below.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of September 30, 2025, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $7,860,006.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Digital Assets

The Company’s digital assets primarily include HYPE (the Hyperliquid network’s utility token) and HiHYPE (a liquid staking token). HYPE is accounted for in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60”). HiHYPE is treated as an intangible asset in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill (“ASC 350-30”) as the HiHYPE represents a claim on HYPE and therefore, does not meet the scoping requirements of ASC 350-60.

HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE, the Company recognizes realized gains or losses in operating income (expense), based upon the fair value of HYPE on the date of derecognition.

HiHYPE tokens and Other Digital Assets are intangible assets with indefinite lives; they are not amortized but are subject to impairment. HiHYPE is recorded at acquisition cost, reflecting the fair value of HYPE deposited in the liquid staking pool and tracked by lot. These assets are presented as digital intangible assets in the Condensed Consolidated Balance Sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as impairment of digital intangible assets in operating income (expense).

The Company uses the specific identification method to track the cost basis of all digital intangible assets.

Fair Value Measurement

The Company determines fair value measurements for digital assets in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants. ASC 820 establishes a framework for valuation techniques, prioritized by reliability, according to the following tiers:

Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices for similar or identical assets and liabilities in markets that are not active; valuation models in which all significant inputs are derived from observable market data

Level 3 - Unobservable valuation model inputs for assets and liabilities such as discounted cash flow models or similar techniques; inputs for fair value instruments; includes assumptions and may require significant judgment and estimation by management

The Company’s digital assets are subject to fair value measurements on a recurring basis and the level of inputs used for such measurements were as follows:

	September 30, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
Assets:
HYPE digital assets	$—	$37,954,590	$—	$—	$37,954,590
Total assets	$—	$37,954,590	$—	$—	$37,954,590

HYPE digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs). The Company has designated a principal market based on the market the Company has access to that has the greatest volume and level of orderly transactions for HYPE. The Company reassesses its principal market when facts and circumstances change, including but not limited to when new markets become accessible, or the volume/activity in the current principal market declines.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Revenue Recognition

The Company jointly operates a validator node on the Hyperliquid blockchain network and earns HYPE as rewards and commission income for validating transactions and maintaining network security. These activities include both self-staking (using the Company’s own tokens) and providing validation services to third-party delegators. The provision of services related to transaction validation on the Hyperliquid blockchain network (through both staking rewards and commission income) is an output of the Company’s ordinary activities.

The Company recognizes revenue from native staking in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”) by following the five steps -- identify the contract, identify the performance obligation, determine the transaction price, allocate the transaction price to the performance obligation and determine when to recognize revenue. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

The Company earns commission income in the form of HYPE from validator operations and staking rewards in the form of HYPE from self-staking. A contract with enforceable rights and obligations exists when the Company stakes its tokens to the validator and starts solving blocks on the Hyperliquid blockchain, which is the customer by analogy. The contract term is the length of each staking epoch, which is approximately 90 minutes. Staking rewards and commission income are recognized as revenue when the Company satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol) ratably over the contract term. The HYPE earned are noncash consideration and therefore measured at fair value at the inception of each contract.

Because the Company does not unilaterally control the validator, the Company is not the principal to the validation service. As such, the Company presents staking rewards and commission income as revenue on a net basis, reflecting only the portion of protocol rewards and commission to which it is entitled.

Income Tax

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, OBBBA makes changes to certain U.S. corporate tax provisions, but many are generally not effective until 2026. While further evaluation is ongoing, the new tax legislation is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Note 4 - Net Income (Loss) Per Share of Common Stock

The Company’s net income (loss) per share is calculated using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates earnings between common stockholders and holders of participating securities. The Company’s Series A Preferred Stock (see Note 10 - Stockholders’ Equity (Deficit) – Securities Purchase Agreement) are deemed to be participating securities due to their rights to participate in dividends with common stock. However, the two-class method has no impact on the calculation of loss per share during periods when the Company has a net loss, because the holders of participating securities are not required to absorb losses.

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive. There were no dilutive securities outstanding during the nine months ended September 30, 2025 or the three and nine months ended September 30, 2024.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to participating securities	$5,830,582	$(7,887,853)	$(6,441,037)	$(29,863,653)
Less: Net income attributable to preferred shareholders	(4,257,069)	—	—	—
Net income (loss) available to common shareholders	$1,573,514	$(7,887,853)	$(6,441,037)	$(29,863,653)

Denominator (weighted average quantities):
Common shares issued	5,836,814	866,457	3,864,517	703,732
Add: Vested unissued restricted stock units	190,900	3,022	66,247	2,229
Denominator for basic net income (loss) per share	6,027,713	869,479	3,930,764	705,961
Effect of dilutive securities:
Assumed exercise of warrants, treasury stock method	21,598,061	—	—	—
Assumed vesting of restricted stock units	1,326,141	—	—	—
Denominator for diluted net income (loss) per share	28,951,915	869,479	3,930,764	705,961

Net Income (Loss) Per Share
Basic	$0.26	$(9.07)	$(1.64)	$(42.30)
Diluted	$0.05	$(9.07)	$(1.64)	$(42.30)

The following securities are excluded from the calculation of weighted average diluted shares of common stock for the three and nine months ended September 30, 2025 and 2024, because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Options	97,137	83,688	97,137	83,688
Warrants	12,222,728	361,847	33,820,785	361,847
Unvested RSU	343,859	4,611	1,620,000	4,611
Series A Convertible Preferred	—	—	16,307,691	—
Convertible debt	—	29,097	—	29,097
	12,663,724	479,243	51,845,613	479,243

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2025	2024
Prepaid insurance expenses	$332,351	$148,117
Payroll tax receivable	225,455	288,705
Prepaid general and administrative expenses	120,815	61,610
Other prepaid expenses	183,966	147,304
Total prepaid expenses and other current assets	$862,587	$645,736

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Digital Assets

The following table represents a reconciliation of the Company’s assets and (liabilities) related to its digital assets:

		Digital
	HYPE Digital	Intangible	Covered Call
	Assets	Assets	Option (1)	Total
Balance, December 31, 2024	$—	$—	$—	$—
Purchases of HYPE through June 30, 2025	45,500,000	—	—	45,500,000
Balance, June 30, 2025	45,500,000	—	—	45,500,000
Proceeds from sale of covered call option	—	—	(87,040)	(87,040)
Purchases	20,000,000	135,000	—	20,135,000
Deposits of HYPE into liquid staking activities	(41,174,779)	41,174,779	—	—
Receipt and accrual of HYPE from native staking activities	323,980	—	—	323,980
Unrealized gains	6,367,153	—	73,651	6,440,804
Realized gains	6,938,236	—	—	6,938,236
Impairment	—	(6,289,847)	—	(6,289,847)
Balance, September 30, 2025(2)	$37,954,590	$35,019,932	$(13,389)	$72,961,133
(1)	The liability for the Company’s covered call option is included in accrued expenses in the accompanying balance sheet.
(2)	The balance as of September 30, 2025 represents fair value for the HYPE digital assets and the covered call option liability, and represents the carrying value for the digital intangible assets.

HYPE Digital Assets

The following table sets forth the units held, cost basis, and fair value of HYPE digital assets held, as shown on the balance sheet as of September 30, 2025:

	Units	Cost Basis	Fair Value

HYPE	839,889	$31,272,392	$37,954,590
Total	839,889	$31,272,392	$37,954,590

Cost basis is equal to the cost of the HYPE tokens, net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted HYPE token prices within the Company’s principal market at the time of measurement (midnight UTC).

The receipts of HYPE from native staking represent the rewards and commissions earned from native staking. During both the three and nine months ended September 30, 2025, the Company recognized cumulative realized gains of $7.6 million and cumulative realized loss of $0.7 million, upon the deposit of HYPE into liquid staking.

Digital intangible assets

The following table sets forth the cost basis, impairment amount, and carrying amount of digital intangible assets held, as shown on the balance sheet as of September 30, 2025:

	Units	Cost	Carrying Value
HiHYPE	877,871	$41,174,779	$34,884,932
Other digital assets	2	135,000	135,000
Total	877,873	$41,309,779	$35,019,932

The Company tracks the cost of HiHYPE by lot. Impairment losses for HiHYPE are recognized when a lot’s carrying value falls below its fair value, which is measured on a daily basis during the holding period. The fair value of HiHYPE is determined using observable Level 1 and Level 2 inputs, primarily consisting of market prices for a similar asset - specifically, the original HYPE tokens exchanged

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

for HiHYPE. For the period ending September 30, 2025, the Company reported an impairment loss of $6.3 million on the condensed statement of operations under impairment of digital intangible assets.

HYPE Staking

Beginning in July 2025, the Company used the proceeds from its capital raising activities to acquire and deploy HYPE in staking activities, which includes native staking and liquid staking.

Native Staking

The Company jointly operates a co-branded Hyperliquid validator, known as “Kinetiq × Hyperion” (“KxH”), with Kinetiq Research Pte (“Kinetiq”) and Pier Two Pty Ltd (“Pier Two”). Commission income from validation services, in the form of HYPE, is shared among the Company, Kinetiq and Pier Two. The Company participates in native staking by delegating its own HYPE digital assets to the co-branded KxH validator node and receives staking rewards in return. The Company is also entitled to commission income charged to third party delegators, for successfully validating transactions. These rewards are received by the Company directly from the Hyperliquid network.

As of September 30, 2025, the Company had native staked 534,664 HYPE to the KxH validator node. The Company earned 7,116 HYPE valued at $302,506 from such staking activities for the three and nine months ended September 30, 2025.

Liquid Staking

The Company engages in liquid staking arrangements, through staking HYPE in exchange for a receipt token (HiHYPE). HiHYPE is a liquid staking receipt token with a floating redemption rate, based on the value of underlying staked HYPE and related rewards, penalties, and fees. HiHYPE can be transferred, monetized, and used in other types of transactions, even while the underlying HYPE assets remain staked.

Upon depositing HYPE into the liquid staking pool, the Company recognizes any realized gains or losses on the HYPE in accordance with ASC 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets as the Company does not control the HYPE deposited into the liquid staking pool.

Staking rewards that accrued to staked HYPE in the liquid staking pool were not recognized as revenue in the quarter ended September 30, 2025. These rewards will not be recognized until HiHYPE tokens are redeemed or sold. No HiHYPE was redeemed or sold in the quarter ending September 30, 2025.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accrued dividend	795,000	—
Accrued compensation expense	569,730	144,161
Accrued professional services	336,333	111,750
Accrued rework of clinical supply returns	250,000	250,000
Accrued licensee reimbursement	100,000	295,711
Other accrued expenses	352,623	521,052
Total accrued expenses and other current liabilities	$2,403,686	$1,322,674

Accrued Former Licensor Obligations

On August 15, 2023, the Company entered into a license agreement (the “License Agreement”) with Formosa Pharmaceuticals, Inc. (“Formosa”), whereby the Company acquired an exclusive license to commercialize, in the United States and its territories, products related to a novel formulation of Clobetasol Proprionate. On June 6, 2025 (the “Termination Date”), the Company and Formosa entered

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

into the Mutual Termination Agreement, whereby the License Agreement (and all other agreements between the Company and Formosa) would be terminated, subject to certain terms and conditions. Formosa and the Company each agreed to provide the other party with a release of all claims, including Formosa releasing the Company from total obligations of $2.2 million. The Company met the conditions to be released from the obligations in July 2025 and the liabilities were extinguished at that time.

Note 8 – Notes Payable and Convertible Notes Payable

Notes payable and convertible notes payable consisted of the following:

	September 30, 2025			December 31, 2024
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Avenue - Note payable	$8,254,696	$(598,691)	$7,656,005	$5,740,402	$(527,870)	$5,212,532
Avenue - Convertible note payable	—	—	—	5,000,000	(263,930)	4,736,070
	$8,254,696	$(598,691)	$7,656,005	$10,740,402	$(791,800)	$9,948,602

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

Under the Second Amendment, the Company agreed to use a portion of the proceeds from its at-the-market offering (see Note 10 – Stockholders’ Equity, At-The-Market Offering) to pay down the outstanding principal amount under the Avenue Loan Agreement as follows: a) until the Company raised $3.0 million of aggregate proceeds, 65% of the proceeds would be remitted to the Lenders as a payment in respect of the outstanding principal amount, and b) after the Company raised $3.0 million of aggregate proceeds, 75% of the proceeds would be remitted to the Lenders as a payment in respect of the outstanding principal amount. In connection with the Second Amendment, the Company paid Avenue $1.7 million in net proceeds, of which $1.4 million was applied to principal and $0.3 million was applied to interest, received from the at-the-market offering for the period from February 21, 2025 to June 17, 2025, which was equivalent to 65% of the proceeds raised less a negotiated adjustment of $0.3 million. This requirement was eliminated in conjunction with the Fourth Amendment to Supplement to the Avenue Loan Agreement (the “Fourth Amendment”) executed on June 17, 2025.

Pursuant to the Second Amendment, at any time on or after April 1, 2025, the Lenders also had the right, at their discretion, but not the obligation, to convert an aggregate amount of up to $10.0 million of the aggregate principal amount under the Avenue Loan Agreement into shares of the Company’s common stock, at a conversion price equal to $1.68 per share. During the nine months ended September 30, 2025, Avenue converted principal of $680,098 (less $39,762 of debt discount) into 404,820 shares of common stock. The conversion feature was eliminated in conjunction with the Fourth Amendment executed on June 17, 2025.

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

Second Quarter 2025 Amendments

On May 30, 2025, the Company entered into the Third Amendment to Supplement to the Avenue Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the conversion rights provided to the Lenders under the Second Amendment were revised to restrict the Lenders from exercising such conversion right if doing so would cause the Lenders and their affiliates to beneficially own more than 9.99% of the Company’s outstanding shares of common stock immediately after the conversion. The Lenders had the ability to increase or decrease the beneficial ownership limitation up to a maximum of 19.99% of the Company’s outstanding

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

shares of common stock with a written notice to the Company and provided that such an increase in the beneficial ownership limitation would not have been effective until 61st day following the written notice. Additionally, the Third Amendment provided that if a significant corporate event occurred (such as a merger, asset sale, or stock recapitalization) while the conversion option remained in effect, the Lenders would have retained the right to convert the loan as if the conversion had occurred immediately prior to such event. The Company determined that the Third Amendment should be accounted for as a modification and continuation of the existing indebtedness. The conversion feature was eliminated in conjunction with the Fourth Amendment executed on June 17, 2025.

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

Note 9 – Commitments and Contingencies

Litigations, Claims and Assessments

The Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 10 – Stockholders’ Equity (Deficit)

Increase of 2018 Omnibus Stock Incentive Plan Shares

On January 21, 2025, the stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan to reserve an additional 350,000 shares of the Company’s common stock for issuance thereunder, which number of shares was not adjusted to reflect the Reverse Split.

On August 19, 2025, the Company filed a certificate of amendment to its Third Amended and Restated Certificate of Incorporation, as amended with the Secretary of State of Delaware to increase the total number of shares of common stock, par value $0.0001 per share, that the Company will have authority to issue from 300,000,000 shares to 600,000,000 shares and the total number of shares of preferred stock, par value $0.0001 per share, from 6,000,000 shares to 60,000,000 shares.

At-The-Market Offering

During the three and nine months ended September 30, 2025, the Company received approximately $21.8 million and $30.0 million, respectively, in net proceeds from the sale of 1,929,207 and 4,379,696 shares of its common stock pursuant to the sales agreement with Chardan Capital Markets, LLC (“Chardan”) in its “at-the-market” offering.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On September 24, 2025, the Company entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Sales Agreement (the “A&R Sales Agreement”) with Chardan Capital Markets, LLC, with respect to the Company’s existing at-the-market offering program. The Amendment, among other things, increases the aggregate offering price under the A&R Sales Agreement from $50 million to $100 million.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to stock options and restricted stock units (“RSUs”). For the three months and nine months ended September 30, 2025 and 2024, the Company recorded stock-based compensation expense allocated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$126,054	$179,776	$348,022	$618,516
Selling, general and administrative	(1,473,085)	273,222	4,258,229	921,770
	$(1,347,031)	$452,998	$4,606,251	$1,540,286

The Company agreed to grant a fully vested RSU award to a senior executive upon his hire date in June 2025, which was subject to stockholder approval of an increase in the shares available for issuance under the Company’s equity compensation plan. Accordingly, the service inception date of the award preceded the grant date. The full fair value of the award was expensed in June and accrued at that time, but it was not formally granted until August 2025, at which time the Company was required to adjust the fair value to the new current fair value. Because the fair value of the award was lower at the grant date than the service inception date, there was a reversal of compensation expense in the third quarter. This reversal resulted in a credit to stock-based compensation expense in the amount of $5,190,000 for the three and nine months ended September 30, 2025.

Stock Options

A summary of the option activity during the nine months ended September 30, 2025 is presented below:

	Weighted	Average
	Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	In Years	Value
Outstanding, January 1, 2025	68,183	$231.06
Granted	60,000	11.28
Exercised	—	—
Forfeited	(31,046)	250.51
Outstanding, September 30, 2025	97,137	$89.17	8.1	$—

Exercisable, September 30, 2025	35,522	$217.42	4.8	$—

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to stock options as of September 30, 2025:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01 - $79.99	60,000	—	—
$80.00 - $159.99	5,211	8.1	5,110
$160.00 - $239.99	62	8.6	29
$100.00+	31,864	4.8	30,383
	97,137	5.3	35,522

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Expected term (years)	5.85	5.85 - 6.25	5.85	5.50 - 10.00
Risk free interest rate	3.79%	3.47% - 3.80%	3.79%	3.47% - 4.72%
Expected volatility	121%	87%	121%	80% - 87%
Expected dividends	0.00%	0.00%	0.00%	0.00%

During the three and nine months ended September 30, 2025, the Company recorded $76,151 and $441,689, respectively of stock-based compensation expense in connection with stock options. As of September 30, 2025, there was $764,466 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 2.5 years.

Restricted Stock Units

A summary of the restricted stock units (“RSUs”) activity during the nine months ended September 30, 2025 is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Price
RSUs non-vested January 1, 2025	4,608	$52.00
Granted	2,393,600	5.96
Vested	(727,708)	4.63
Forfeited	(50,500)	1.31
RSUs non-vested September 30, 2025	1,620,000	$6.72

Vested RSUs undelivered September 30, 2025	558,151	$5.63

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the three months ended September 30, 2025, two executive officers entered into Employment Agreements with the Company. Per the Agreements, each executive officer received an immediately vested inducement grant and an additional market-based grant (one dated August 31, 2025 and one dated September 29, 2025). Each of the market-based grants vest in two tranches based on the Company’s market capitalization. In applying the Barrier Option Pricing Model, the following inputs were utilized to value the grants:

	August 31, 2025	September 29, 2025
	Award	Award
Risk free interest rate	4.80%	4.60%
Term	30 years	30 years
Volatility	108%	106%
Dividends	n/a	n/a

RSUs have been granted to directors, employees and contractors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan. Some RSUs are subject to delayed delivery of the shares underlying the vested RSUs until the termination of grantee service. During the three and nine months ended September 30, 2025, the Company recorded ($1,423,182) and $4,164,562, respectively, of stock-based compensation expense in connection with RSUs. Stock-based compensation expense is net of a credit to stock-based compensation expense in the amount of $5,190,000 and $0 during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025, there was $10.3 million of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 2.8 years.

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

On June 20, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations to provide for the designation of 5,435,898 shares of Series A Preferred Stock. The key features of the Series A Preferred Stock are that (a) each share of Series A Preferred Stock is convertible into three shares of common stock; (b) it accrues quarterly cumulative dividends at 6% per annum payable in cash or common stock at the Company’s option; (c) it participates in declared and paid cash common stock dividends; (d) it is non-voting except for certain protective covenants; and (e) it has a liquidation preference of $50,795,000 as of September 30, 2025, equal to the original purchase price, plus any accrued and unpaid dividends.

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

The Company has determined that the Series A Preferred Stock, plus the investor and placement agent warrants, qualified to be equity classified.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The table below presents the assumptions that were used before and after the modification date. There was no warrant activity other than on the modification date. The following inputs were utilized to value the warrants for the Inducement Offer:

	Before Modification	After Modification
Risk free interest rate	4.42%	4.42%
Term	4.96 years	5.51 years
Volatility	110%	107%
Dividends	n/a	n/a

A summary of the warrant activity during the nine months ended September 30, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2025	1,166,017	$22.33
Issued	33,359,619	3.28
Repriced - (Old)	(197,118)	55.20
Repriced - (New)	197,118	5.27
Expired	(5,605)	207.39
Exercised	(699,246)	7.05
Outstanding September 30, 2025	33,820,785	$3.54	4.7	$210,400,331

Exercisable September 30, 2025	1,205,402	$11.27	4.6	$3,944,957

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents information related to warrants as of September 30, 2025:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$3.2500	32,615,383	—	—
$4.0000	350,000	4.7	350,000
$5.2720	394,234	4.9	394,234
$8.6080	302,045	4.3	302,045
$40.0000	108,694	4.3	108,694
$55.2000	49,280	4.3	49,280
$380.8000	1,149	5.6	1,149
	33,820,785	4.6	1,205,402

Note 11 - Segment Reporting

The Company has two operating and reporting segments (ophthalmic technology and digital assets). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The chief operating decision maker (“CODM”), who is the Company’s chief executive officer, utilizes the Company’s financial information on an aggregate basis for purposes of making operating decisions, allocating resources and assessing financial performance, as well as for making strategic operations decisions and managing the organization. The measure of segment assets is reported on the balance sheet as total assets.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the activity of the Company’s segments for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Ophthalmic	Digital		Ophthalmic	Digital
	Technology	Assets	Total	Technology	Assets	Total

Revenue:
Revenue	$—	$302,506	$302,506	$1,625	$—	$1,625
Less:
Cost of revenue	—	—	—	(132,522)	—	(132,522)
Gross Profit (Loss)	—	302,506	302,506	(130,897)	—	(130,897)
Less:
Research and Development
Salaries and benefits	173,930	—	173,929	1,765,852	—	1,765,852
Direct clinical and non-clinical expenses	19,896	—	19,896	610,404	—	610,404
Facilities expenses	44,919	—	44,919	205,958	—	205,958
Non-cash stock based compensation expenses	126,054	—	126,054	179,776	—	179,776
Supplies and materials	—	—	—	331,352	—	331,352
Other expenses	9,057	—	9,057	89,594	—	89,594
Depreciation expense	—	—	—	289,003	—	289,003
Realized gains - digital assets	—	(6,942,713)	(6,942,713)	—	—	—
Unrealized gains - digital assets	—	(6,440,804)	(6,440,804)	—	—	—
Impairment loss - digital intangible assets	—	6,289,847	6,289,847	—	—	—
Segment income (loss)	(373,855)	7,396,176	7,022,321	(3,602,836)	—	(3,602,836)
Reconciling Items
Selling, general and administrative expense (1)	—	—	2,594,130	—	—	3,729,091
Other (income) expense, net (2)	—	—	(2,197,391)	—	—	555,926
Net Income (Loss)	$(373,855)	$7,396,176	$6,625,582	$(3,602,836)	$—	$(7,887,853)

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Ophthalmic	Digital		Ophthalmic	Digital
	Technology	Assets	Total	Technology	Assets	Total
Revenue:
Revenue	$14,720	$302,506	$317,226	$29,243	$—	$29,243
Less:
Cost of revenue	(48)	—	(48)	(825,910)	—	(825,910)
Gross Profit (Loss)	14,672	302,506	317,178	(796,667)	—	(796,667)
Less:
Research and Development
Salaries and benefits	1,017,960	—	1,017,960	5,523,650	—	5,523,650
Direct clinical and non-clinical expenses	108,816	—	108,816	2,641,136	—	2,641,136
Facilities expenses	178,187	—	178,187	652,531	—	652,531
Non-cash stock based compensation expenses	348,022	—	348,022	618,516	—	618,516
Supplies and materials	25,130	—	25,130	1,812,674	—	1,812,674
Other expenses	43,361	—	43,361	338,034	—	338,034
Depreciation expense	—	—	—	914,172	—	914,172
Reacquisition of license rights	—	—	—	—	—	4,864,600
Realized gains - digital assets	—	(6,942,713)	(6,972,713)	—	—	—
Unrealized gains - digital assets	—	(6,440,804)	(6,440,804)	—	—	—
Impairment loss - digital intangible assets	—	6,289,847	6,289,847	—	—	—
Segment income (loss)	(1,706,804)	7,396,176	5,689,372	(13,297,380)	—	(18,161,980)

Reconciling Items

Selling, general and administrative expense (1)	—	—	12,645,156	—	—	11,125,115
Other (income) expense, net (2)	—	—	(1,406,914)	—	—	576,558
Net Income (Loss)	$(1,706,804)	$7,396,176	$(5,548,870)	$—	$—	$(29,863,653)
(1)	Selling, general and administrative expenses primarily include general and administrative compensation expenses, professional fees, sales and marketing expenses, insurance and facilities expenses.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(2)	Other (income) expense, net includes interest income, interest expense and gain on extinguishment of liabilities.

The following table summarizes the segment assets as of September 30, 2025 and December 31, 2024:

	September 30, 2025			December 31, 2024
	Ophthalmic	Digital		Ophthalmic	Digital
	Technology	Assets	Total	Technology	Assets	Total
Segment Assets
Cash	$8,223,180	$—	$8,223,180	$2,121,463	$—	$2,121,463
Digital assets	—	72,974,522	72,974,522	—	—	—
All other assets	1,592,205	—	1,592,205	1,546,296	—	1,546,296
Total Assets	$9,815,385	$72,974,522	$82,789,907	$3,667,759	$—	$3,667,759

Note 12 - Subsequent Events

At-The-Market Offering

Subsequent to September 30, 2025, the Company received approximately $8.2 million in net proceeds from the sale of 935,000 shares of its common stock pursuant to its Sales Agreement with Chardan in its “at-the-market” offering.

HYPE Digital Token Activity

Subsequent to September 30, 2025, the Company purchased approximately 140,735 HYPE digital tokens for a cost of approximately $6.0  million, and derecognized 42,270 HYPE digital tokens upon the deposit of the tokens into HiHYPE staking activities.

Hype Asset Use Service Agreement

On October 28, 2025, the Company entered into a Hype Asset Use Service Agreement (the “HAUS Agreement”) with Felix Foundation (“Felix”) to support the deployment of a perpetual futures market on the Hyperliquid protocol.

Under the HAUS Agreement, the Company will allocate 500,000 HYPE tokens to a multi-signature wallet controlled jointly by Hyperion and Felix. These tokens will be staked to satisfy the HIP-3 deployment requirements for launching a perpetual futures market (“HIP-3 Market”). The Company will retain full ownership of the allocated HYPE tokens, and Felix is prohibited from transferring, encumbering, or otherwise alienating the allocated HYPE tokens. Further, under the HAUS Agreement, the Company will receive a share of HIP-3 Market revenues based on trading volume tiers, plus 100% of staking rewards.

The HAUS Agreement has an initial term of 52 weeks and is automatically renewable for successive 26-week periods unless terminated with 30 days’ notice,

Joint Validator Operators’ Agreement

On October 27, 2025, the Company entered into a Joint Validator Operators’ Agreement (the “Joint Validator Agreement”) with Kinetiq and Pier Two, effective retroactively to June 25, 2025. The Joint Validator Agreement formalizes the parties’ collaboration in jointly operating a co-branded validator node (“Kinetiq × Hyperion” or “KxH Node”) on the Hyperliquid Layer-1 blockchain (“Hyperliquid”).

Under the Joint Validator Agreement, Hyperion initiated the validator with 10,000 HYPE and agreed to provide staking capital from its treasury of HYPE tokens, so that the validator enters Hyperliquid’s active set of validators and it is eligible to produce and attest blocks in the Hyperliquid consensus protocol. Kinetiq Group will contribute validator operations support, smart contract infrastructure, and stake-routing tooling via its liquid staking protocols, and Pier Two will host and manage the validator infrastructure, including uptime, monitoring and security, and will maintain ISO/IEC 27001 and SOC 2 compliance.

The Joint Validator Agreement outlines shared responsibilities for validator operations, governance, incident response, and performance monitoring. It includes a revenue-sharing arrangement whereby staking commissions and other validator-level rewards are allocated among Hyperion, Kinetiq Group and Pier Two, with specific overrides for referred delegations.

The Joint Validator Agreement is effective for an initial term of one year and will automatically renew annually unless terminated by any party with 90 days’ notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the results of operations and financial condition of Hyperion DeFi, Inc. (“Hyperion DeFi” the “Company,” “we,” “us” and “our”) as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q as well as our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as amended by Amendment No. 1 to the 2024 Form 10- K (the “2024 Form 10-K Amendment”).

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

Disclaimer

Certain information contained in this Item 2 relate to or are based on studies, publications, surveys and other data obtained from third-party sources and Hyperion DeFi’s own internal estimates and research. While Hyperion DeFi believes these third-party studies, publications, surveys and other data to be reliable as of the date of this report, it has not independently verified, and makes no representation as to, the adequacy, fairness, accuracy or completeness of any information obtained from third-party sources. In addition, no independent source has evaluated the reasonableness or accuracy of Hyperion DeFi’s internal estimates or research and no reliance should be made on any information or statements made in this report relating to or based on such internal estimates and research. You should conduct your own investigation and analysis of Hyperion DeFi, its business, prospects, results of operations and financial condition. In furnishing this information, Hyperion DeFi does not undertake any obligation to provide you with access to any additional information (including forward-looking information and any projections contained herein) or to update or correct the information, except as may be required by law.

Overview

Hyperion DeFi, Inc., formerly known as Eyenovia, Inc., is the first U.S. publicly listed company building a long-term strategic treasury of HYPE in addition to being a pioneering digital ophthalmic technology company. We are working to provide our shareholders with simplified exposure to the Hyperliquid ecosystem, which we believe to be one of the highest revenue-generating blockchains in the world. At the same time, we continue to execute on our planned completion of development and registration of our Optejet ophthalmic liquid delivery device.

HYPE Treasury

Hyperliquid is a layer one (L1) blockchain engineered for transparent high-frequency finance. The blockchain hosts fully on-chain perpetual futures and spot order books, with every order, cancel, trade and liquidation occurring within 70 millisecond block times and offering up to 200,000 transactions per second, resulting in near-instant trade settlement. The Hyperliquid blockchain also hosts the HyperEVM, a general-purpose smart contract platform that, like Ethereum, supports permissionless decentralized financial applications.

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

HYPE is the native token of Hyperliquid. The total supply of HYPE is 1 billion, with 31% of the supply issued in November 2024. 38.88% of the total supply is reserved for future community emissions. HYPE serves multiple purposes: users can stake HYPE to reduce their trading fees, use it to conduct transactions on the HyperEVM, and even use it as collateral on various DeFi applications. In addition, Hyperliquid has a unique network mechanism that autonomously purchases and removes HYPE tokens from circulation. This is done by using the trading fees generated on the network’s order books to buy back available HYPE: approximately 99% of daily fees are allocated to this mechanism, which serves as a consistent “marginal buyer” for the token. As of October 2025, more than 30 million HYPE have been removed from circulation.

The Hyperliquid L1 is a proof-of-stake blockchain, in which validators that have staked the threshold number of HYPE are selected to produce blocks, and will receive rewards when they successfully validate blocks. Holders of HYPE can delegate to validators who then are able to vote on certain decisions regarding the platform, such as the listing and de-listing of new markets. Any holder of HYPE can delegate HYPE to a validator to earn staking rewards, should the validator successfully participate in network consensus. Staked HYPE is locked until un-staked, subject to a seven-day un-staking queue before HYPE is released back to the user. The Company initialized the staking process on July 1, 2025, and as of September 30, 2025, it had approximately 834,050.16 HYPE staked directly to the Kinetiq x Hyperion validator, described further below.

Key Metrics of Hyperliquid and HYPE as of October 31, 2025

●	One of the highest revenue generating blockchain cryptocurrencies; ranked #11 market cap (excluding stablecoins)
●	Hyperliquid generates annual revenue of approximately $1.3 billion, based on an October 2025 observed run-rate of $3-$3.5 million per day. In addition, platforms built on Hyperliquid earn approximately $2 million in fees per day, bringing the total to $5 million per day across the blockchain and platforms
●	Approximately 99% of Hyperliquid revenues are used by the Hyperliquid Assistance Fund, which has cumulatively purchased and owns 34.25 million HYPE tokens with a market value of $1.45 billion
●	There have been over 800,000 cumulative Hyperliquid marketplace users since inception
●	The Hyperliquid Token’s maximum supply is 1 billion, of which the circulating supply is 337 million, corresponding to a market capitalization outstanding of approximately $14.3 billion
●	Daily trading volume on Hyperliquid exceeds $12 billion
●	Cumulative Hyperliquid fees have exceeded $700 million since inception
●	Cumulative cryptocurrency perpetuals trading volume on Hyperliquid has exceeded $3 trillion since inception

Digital Assets Business Activities

Since the Company first pivoted to its Hyperliquid DeFi strategy, we have continued to emphasize that our business is “more than just HYPE”. The accumulation of HYPE is the first step in a broader DeFi monetization roadmap that continues to accelerate.

As part of our broader on-chain engagement strategy, we announced a co-branded Hyperliquid validator referred to as “Kinetiq x Hyperion”, with Kinetiq, a liquid staking protocol built natively for the Hyperliquid ecosystem. Validator operations are further supported by infrastructure provided by Pier Two, an institutional staking services provider. Under our Joint Validator Operators Agreement, we pay a percentage of validator commissions to each of Kinetiq and Pier Two, both of which provide supporting services for the validator. By running our own validator, we can directly access HYPE staking yield in addition to supporting Hyperliquid’s network stability and security. With the rapid growth of our Kinetiq x Hyperion validator, which has over 13 million in delegated HYPE as of October 31, 2025, we play a meaningful role in stewarding the future growth of the Hyperliquid ecosystem, given that HYPE is required to participate in ecosystem governance.

In addition to our validator operations, staked HYPE can be deployed to access various utilities in the Hyperliquid ecosystem. For example, HYPE staked in user accounts reduces their trading fees or increases the revenue share from referring new users, both of which could serve as revenue opportunities for the Company. Specifically, the validator potentially enables us to create unique financial products built around the demand for these network benefits from those who do not have access to HYPE. With this opportunity identified, we developed and launched the HYPE Asset Use Service product (HAUS), a first-of-its-kind on-chain service, and announced our first deal with proprietary trading firm Credo. Through this HAUS Credo arrangement, we provided the use of staked HYPE to Credo, enabling them to access substantial fee reductions when trading on Hyperliquid, and a share of the resulting net fee savings return to us as revenues. More importantly, we believe that this arrangement will encourage trading firms and broader market participants that trade on other venues to migrate additional trading volume and activity to Hyperliquid.

More recently, the Hyperliquid network implemented the HIP-3 (Hyperliquid Improvement Proposal 3) upgrade, which enables any user with 500,000 HYPE staked at a deployer address to launch a custom on-chain perpetual futures market for non-crypto assets such as equities, commodities and indices. These network upgrades expand both Hyperliquid’s product suite and its potential user base, further establishing it as a premier on-chain destination for financial activity. To support HIP-3, the Company provided Felix, one of the earliest HyperEVM protocols, with the HYPE required to launch a perpetuals future market and will earn a share of the fees earned from trading activity.

Beyond engaging with Hyperliquid’s flagship exchange product, users can also deploy HYPE into the HyperEVM for various strategies such as lending and liquidity provisioning. The Company is the first public company on HyperEVM, staking a significant portion of its native HYPE into Kinetiq’s uniquely designed iHYPE (institutional HYPE) product. This enabled the Company to earn staking yield on its HYPE while also gaining access to a unique liquid receipt token, HiHYPE (Hyperion iHYPE), which is used for various on-chain and off-chain strategies. The Company has also earned kPoints, a participation-based incentive that qualifies the Company to receive a portion of the upcoming airdrop of Kinetiq’s KNTQ token. This reflects yet another DeFi strategy that translates into additional yield from and ownership of key products built on Hyperliquid.

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

Nasdaq Compliance

On April 29, 2025, we received a notice from the Staff of Nasdaq stating that the Company’s stockholders’ equity as reported in the 2024 Form 10-K was below the minimum $2,500,000 required for continued listing under Listing Rule 5550(b)(1) (the “Minimum Equity Requirement”). The Notice had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The Company submitted a plan to regain compliance with the Nasdaq Listing Rules. On September 2, 2025, we received notice from the Staff of Nasdaq that the Company was now in compliance with the Nasdaq Listing Rules and that the matter was closed.

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

At-The-Market Offering

On September 24, 2025, we entered into Amendment No. 1 (the “Amendment”) to the Amended and Restated Sales Agreement (the “A&R Sales Agreement”) with Chardan Capital Markets, LLC, with respect to our existing at-the-market offering program. The Amendment increases the aggregate offering amount under the A&R Sales Agreement from $50 million to $100 million.

During the three and nine months ended September 30, 2025, we received approximately $21.8 million and $30.0 million, respectively, in net proceeds from the sale of 1,929,207 and 4,379,696 shares of its common stock pursuant to the sales agreement with Chardan Capital Markets, LLC in its “at-the-market” offering.

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

Our net losses were $5.5 million and $29.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had working capital and an accumulated deficit of approximately $5.0 million and $200.9 million, respectively.

Financial Overview

Revenue and Cost of Revenue

Digital Assets

HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE, the Company recognizes realized gains or losses in operating income (expense), based upon its fair value at the date of derecognition.

HiHYPE tokens and other digital assets are intangible assets with indefinite lives; they are not amortized but are subject to impairment. These assets are presented as digital intangible assets in the Condensed Consolidated Balance Sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as impairment of digital intangible assets in operating income (expense).

We jointly operate a validator node on the Hyperliquid blockchain network and earn HYPE as rewards and commission income for validating transactions and maintaining network security. These activities include both self-staking (using our own tokens) and providing validation services to third-party delegators. The provision of services related to transaction validation on the Hyperliquid blockchain network (through both staking rewards and commission income) is an output of our ordinary activities.

We recognize revenue by applying the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”). HYPE earned from validator operations, in the form of staking rewards and commission income, are recognized as revenue when we satisfy our performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol) ratably over the contract term, which is the length of an epoch. The HYPE earned are noncash consideration and therefore measured at fair value at the inception of each contract.

Because we do not unilaterally control the validator, we are not the principal to the validation service. As such, we present staking rewards and commission income as revenue on a net basis, reflecting only the portion of protocol rewards and commission to which we are entitled.

Ophthalmic Technology

Revenue is earned from the sale of our ophthalmological products. However, we have ceased our sales efforts with respect to our ophthalmological products and had limited revenue from sales of such products during the three and nine months ended September 30, 2025.

Cost of sales consisted of the cost of the production of the ophthalmological products that were sold.

Research and Development Expenses

Ophthalmic Technology

During the 2025 periods presented in this report, our research and development expenses consisted primarily of internal salaries, benefits and non-cash stock-based compensation expenses incurred in connection with the research and development of our Optejet UFD device which we anticipate registering with the FDA in the coming months. We anticipate that our research and development expenses will decline after the Optejet UFD device is registered.

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

Selling, General and Administrative Expenses

Digital Assets

HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE, the Company recognizes realized gains or losses in operating income (expense).

HiHYPE tokens and Other Digital Assets are intangible assets with indefinite lives; they are not amortized but are subject to impairment. These assets are presented as digital intangible assets in the Condensed Consolidated Balance Sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as impairment of digital intangible assets in operating income (expense).

Ophthalmic Technology

General and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and non-cash stock-based compensation expense. We anticipate that our general and administrative expenses will decrease in the short term as requirements to support our continued research and development and commercial activities decline and in light of the conclusion of our review of strategic options, as well as a decline in our near term funding requirements following the closing of the Private Placement in June 2025 (see Note 10 – June 2025 Series A Preferred Stock Securities Purchase Agreements) and subsequent establishment of our treasury strategy.

Results of Operations

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Revenue and Cost of Revenue

Revenue for the three months ended September 30, 2025 totaled $302,506, which was net staking revenue. As noted above, we present staking rewards and commission income as revenue on a net basis. Thus, there was no cost of revenue for the three months ended September 30, 2025.

Revenue for the three months ended September 30, 2024 totaled $1,625, which was offset by cost of revenues of $132,522. Cost of revenues primarily consisted of the write-down of inventories to net realizable value.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2025 totaled $0.4 million, a decrease of $3.1 million, or 89%, compared to $3.5 million recorded for the three months ended September 30, 2024. Research and development expenses consisted of the following:

	For the Three Months Ended
	September 30,
	2025	2024
Salaries and benefits	$173,929	$1,765,852
Direct clinical and non-clinical expenses	19,896	610,404
Facilities expenses	44,919	205,958
Non-cash stock based compensation expenses	126,054	179,776
Supplies and materials	—	331,352
Other expenses	9,056	89,594
Depreciation expense	—	289,003
Total research and development expenses	$373,854	$3,471,939

The decrease in salaries and benefits and non-cash stock-based compensation was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and commercial operations in November 2024. The decrease in facilities expense was primarily due to the phase out of our Redwood City, CA and Reno, NV R&D and manufacturing locations during 2025, as we consolidated our focus to the development of the Optejet UFD to our Laguna Hills, CA facility. The reduction in direct clinical and non-clinical expenses and supplies and materials expense was primarily due to the termination of our CHAPERONE study. The decrease in depreciation expense was primarily due to the full impairment of fixed assets that occurred in the fourth quarter of 2024.

Selling General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 totaled $2.6 million, a decrease of $1.1 million, or 30%, compared to $3.7 million recorded for the three months ended September 30, 2024. General and administrative expenses consisted of the following:

	For the Three Months Ended September 30,
	2025	2024
Professional fees	$1,844,746	$719,239
Salaries and benefits	742,320	1,610,533
Non-cash stock based compensation	(1,473,085)	273,222
Insurance expense	194,054	212,783
Investor relations	289,527	118,524
Other expenses	174,024	239,081
Director fees and expense	142,500	97,500
Facilities expense	91,923	127,173
Sales and marketing	572,704	169,377
Travel, lodging and meals	15,417	161,659
Total general and administrative expenses	$2,594,130	$3,729,091

The decrease in salaries and benefits was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and the slowing of commercial operations relating to our ophthalmology business in November 2024. The Company agreed to grant a fully vested RSU award to a senior executive upon his hire date in June 2025, which was subject to stockholder approval of an increase in the shares available for issuance under the Company’s equity compensation plan. Accordingly, the service inception date of the award preceded the grant date. The full fair value of the award was expensed in June and accrued at that time, but it was not formally granted until August 2025, at which time the Company was required to adjust the fair value to the new current fair value. Because the fair value of the award was lower at the grant date than the service inception date, there was a reversal of compensation expense in the third quarter. The increase in professional fees was primarily due to increased legal fees, consulting and other fees related to our treasury strategy, shareholder meeting and other corporate activities during the third quarter of 2025 which evaluation concluded with the initiation of our treasury strategy. The decrease in facilities expense was primarily due to the impairment of ROU assets in the fourth quarter of 2024, which lowered non-cash rent expense. The decrease in sales and marketing, and travel, lodging and meals was primarily due to our slowdown of commercial operations relating to our ophthalmology business in the fourth quarter of 2024.

Digital Assets

HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE, the Company recognizes realized gains or losses in operating income (expense).

For the three months ended September 30, 2025, realized gains on HYPE digital tokens was $6.9 million, resulting from the conversion of HYPE to HiHYPE. Unrealized gains on HYPE digital tokens was $6.4 million, resulting from the fair value remeasurement of HYPE at September 30, 2025. Impairment loss on digital intangible assets was $6.3 million, resulting from the market price of HiHYPE falling below the carrying value.

There was no digital asset activity for the three months ended September 30, 2024.

Other Income (Expense)

Other income (expense) for the three months ended September 30, 2025 totaled approximately $2.2 million of net other income, an increase of $2.8 million, compared to $0.6 million of net other expense for the three months ended September 30, 2024. Net other income for the three months ended September 30, 2025 primarily resulted from the extinguishment of a liability that was payable to Formosa. Net other expense for the three months ended September 30, 2024 primarily consisted of interest expense.

Results of Operations

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Revenue and Cost of Revenue

Revenue for the nine months ended September 30, 2025 totaled $317,226, partially offset by cost of revenues of $48. Revenues included $302,506, which was net staking revenue. As noted above, we present staking rewards and commission income as revenue on a net basis. Revenue from the ophthalmic business was $14,720.

Revenue for the nine months ended September 30, 2024 totaled $29,243, offset by cost of revenues of $825,910. Write-down of inventories to net realizable value for the nine months ended September 30, 2024 totaled approximately $0.7 million. The $0.7 million was comprised primarily of a write-down of short-dated inventory to net realizable value during the nine month period.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2025 totaled $1.7 million, a decrease of $10.8 million, or 86%, compared to $12.5 million recorded for the nine months ended September 30, 2024. Research and development expenses consisted of the following:

	For the Nine Months Ended September 30,
	2025	2024
Salaries and benefits	$1,017,961	$5,523,650
Direct clinical and non-clinical expenses	108,816	2,641,136
Facilities expenses	178,187	652,531
Non-cash stock based compensation expenses	348,022	618,516
Supplies and materials	25,130	1,812,674
Other expenses	43,360	338,034
Depreciation expense	—	914,172
Total research and development expenses	$1,721,476	$12,500,713

The decrease in salaries and benefits and non-cash stock-based compensation was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and slowdown of our commercial operations relating to our ophthalmology business in November 2024. The decrease in direct clinical and non-clinical expenses and supplies and materials was primarily due to the termination of our CHAPERONE study. The decrease in facilities expense was primarily due the phase out of our Redwood City CA, and Reno NV, R&D and manufacturing locations over 2025, as we consolidated our focus to the development of the Optejet UFD to our Laguna Hills, CA facility and the impairment of right-of-use (ROU) assets in the fourth quarter of 2024, which lowered non-cash rent expense. The decrease in depreciation expense was primarily due to the full impairment of fixed assets that occurred in the fourth quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2025 totaled $12.6 million, an increase of $1.5 million, or 14%, compared to $11.1 million recorded for the nine months ended September 30, 2024. General and administrative expenses consisted of the following:

	For the Nine Months Ended September 30,
	2025	2024
Professional fees	$4,018,171	$2,248,900
Salaries and benefits	1,605,813	4,594,448
Non-cash stock based compensation	4,258,229	921,770
Insurance expense	617,510	642,499
Investor relations	549,162	347,148
Other expenses	355,506	303,794
Director fees and expense	337,500	311,250
Facilities expense	258,342	376,127
FDA PDUFA fees	—	361,091
Sales and marketing	609,791	618,946
Travel, lodging and meals	35,132	399,142
Total general and administrative expenses	$12,645,156	$11,125,115

The decrease in salaries and benefits was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and slowdown of commercial operations relating to our ophthalmology business in November 2024. The increase in non-cash stock-based compensation primarily related to a fully vested inducement grant to a newly appointed executive. The increase in professional fees was primarily due to increased legal fees, consulting and other fees related to our evaluation of strategic alternatives, including the initiation of our treasury strategy. The decrease in facilities expense was primarily due to the impairment of ROU assets in the fourth quarter of 2024, which lowered non-cash rent expense. The decrease in sales and marketing, and travel, lodging and meals was primarily due to our termination of commercial operations in the fourth quarter of 2024 prior to the initiation of our treasury strategy in June.

Digital Assets

HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE, the Company recognizes realized gains or losses in operating income (expense).

For the nine months ended September 30, 2025, realized gains on HYPE digital tokens was $6.9 million, resulting from the conversion of HYPE to HiHYPE. Unrealized gains on HYPE digital tokens was $6.4 million, resulting from the fair value remeasurement of HYPE at September 30, 2025. Impairment loss on digital intangible assets was $6.3 million, resulting from the market price of HiHYPE falling below the carrying value.

There was no digital asset activity for the nine months ended September 30, 2024.

Reacquisition of License Rights

Reacquisition of license rights for the nine months ended September 30, 2025 totaled $0, compared to $4.9 million for the nine months ended September 30, 2024. The $4.9 million is comprised of the aggregate $5.0 million of payments ($2.0 million of cash and $3.0 million settled in common stock) to Bausch + Lomb in connection with the reacquisition of a license (which we are recording as an operating expense), partially offset by $0.1 million related to the repurchase of equipment.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2025 totaled approximately $1.4 million of net other income compared to $0.6 million of net other expense for the nine months ended September 30, 2024. Net other income for the nine months ended September 30, 2025 primarily consisted of approximately $2.2 million from the extinguishment of a liability due to Formosa, partially offset by $1.3 million of interest expense.

Net other expense for the nine months ended September 30, 2024 primarily consisted of approximately $2.0 million of interest expense related to the Avenue loan, partially offset by $1.2 million of changes in fair value of equity consideration (the equity payable for the Bausch + Lomb and Formosa transactions) and $0.2 million of interest income, primarily from Treasury bills.

Liquidity and Going Concern

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2025	2024
Cash and Cash Equivalents	$8,223,180	$2,121,463

Working Capital (Deficit)	$5,048,675	$(13,279,008)

Notes Payable (Gross)	$8,254,696	$10,740,402

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds from equity and debt financings.

Our net losses were $5.5 million and $29.9 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of approximately $200.9 million. As of September 30, 2025, we had a cash and cash equivalents balance of $8.2 million, HYPE digital assets with a fair value of $38.0 million, digital intangible assets with a carrying value of $35.0 million, working capital of $5.0 million and stockholders’ equity of $70.8 million. As of September 30, 2025 and December 31, 2024, we had $8.3 million and $10.7 million, respectively, of gross notes payable outstanding.

During the nine months ended September 30, 2025 and 2024, our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $10.7 million, which includes cash used to fund a net loss of $5.5 million, plus $4.0 million of net non-cash items, plus $1.2 million of net cash used by changes in the levels of operating assets and liabilities. Net cash used in operating activities for the nine months ended September 30, 2024 was approximately $24.0 million, which includes cash used to fund a net loss of $29.9 million, reduced by $5.8 million of net non-cash expenses and $0.1 million of net cash used by changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2025 was approximately $65.6 million, which was related to the purchase of HYPE digital assets. Cash used in investing activities for the nine months ended September 30, 2024 was $0.2 million, which was related to purchases of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2025 totaled approximately $82.4 million, which was primarily attributable to $49.4 million of net proceeds from the sale of Series A Preferred Stock and warrants in the Private Placement, $30.0 million of net proceeds from the sale of common stock in our “at-the-market” offering and $4.8 million of net proceeds from the exercise of stock warrants partially offset by $1.5 million from the repayment of notes payable. Net cash provided by financing activities for the nine months ended September 30, 2024 totaled approximately $16.5 million, which was primarily attributable to $14.2 million of net proceeds from the sale of common stock and warrants in a registered direct offering and $6.0 million of net proceeds from the sale of common stock in our “at-the-market” offering, partially offset by $3.8 million from the repayment of notes payable.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $3.5 million to settle our September 30, 2025 accounts payable, accrued expenses and other current liabilities, and (b) $0.5 million relating to our non-cancelable operating lease commitments.

After twelve months we have commitments to pay an additional $0.3 million relating to our non-cancelable operating lease commitments and $8.3 million of gross principal payments on the Avenue loan.

Risks and Uncertainties

Our digital asset treasury reserve business is subject to a variety of risks as outlined in this report. In addition, the continuing worldwide implications of the war between Russia and Ukraine and the conflict in the Middle East and between India and Pakistan remain difficult to predict at this time. The imposition of sanctions on Russia by the United States and other countries and counter sanctions by Russia, and the resulting economic impacts on oil prices and other materials and goods, could affect the price of materials used in the manufacture of our product platform. If the price of materials used in the manufacturing of our product platform increase, that would adversely affect our business and the results of our operations.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2025, due to the existence of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR HYPE TOKEN TREASURY STRATEGY

HYPE is a highly volatile asset, and fluctuations in the price and liquidity of HYPE may influence our financial results and the market price of our listed securities.

Our financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. Substantially all of our treasury assets are concentrated in HYPE tokens, the native cryptocurrency of the Hyperliquid protocol. HYPE tokens have experienced significant price volatility, and our financial results will fluctuate materially based on HYPE token price movements. Unlike our previous cash and cash equivalent holdings, HYPE tokens cannot be readily converted to cash and are subject to significant liquidity constraints. We depend on the continued success and adoption of the Hyperliquid protocol for the value of our treasury holdings.

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of HYPE decreased substantially, including as a result of:

●	decreased user and investor confidence in HYPE, including due to the various factors described in this filing;
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators and investors or (ii) actual or expected significant dispositions of HYPE by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, or associated with tokens vested by the Hyperliquid core team;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, HYPE, Hyperliquid or the broader digital assets industry;
●	changes in consumer preferences and the perceived value or prospects of HYPE or the utility of Hyperliquid;
●	competition from other decentralized exchanges or digital assets that exhibit comparable or better speed, security, scalability or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of HYPE or adversely affect investor confidence in digital assets generally;
●	developments relating to the Hyperliquid blockchain, including (i) changes to the Hyperliquid blockchain that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the Hyperliquid blockchain, changes to the maximum number of HYPE outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes; (ii) failures to make upgrades to the Hyperliquid blockchain and the Hyperliquid interface to adapt to security, technological, legal or other challenges; and (iii) changes to the Hyperliquid blockchain that introduce software bugs, security risks or other elements that adversely affect HYPE;
●	disruptions, failures, unavailability, or interruptions in services of trading venues for HYPE;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custody infrastructure providers, trading venues, lending platforms, investment funds, or other digital asset industry participants;
●	regulatory, legislative, enforcement and judicial actions that adversely affect access to, functionality of or performance of Hyperliquid and its associated products such as cryptocurrency perpetual futures, the price, ownership, transferability, trading volumes, legality or public perception of, HYPE or other L1 blockchains, or that adversely affect the operations of or otherwise prevent digital asset custody infrastructure providers, trading venues, lending platforms or other digital assets industry participants from accessing the Hyperliquid decentralized exchange and its associated products or operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	transaction congestion and fees associated with processing transactions on the Hyperliquid network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Hyperliquid blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

Moreover, the price of our common stock has been and is likely to continue to be volatile, and with the adoption of our cryptocurrency treasury strategy, we have seen and expect to continue to see additional volatility in our stock price. In addition, if investors view the value of our listed securities as dependent upon or linked to the value or change in the value of our HYPE holdings, the price of HYPE may significantly influence the market price of our listed securities. The price of HYPE has historically been, and is likely to continue to be, volatile. Since December 4, 2024 (the first date for which public information of the HYPE token price is available at TradingView.com) through November 10, 2025, the token price of HYPE, based on the price reported by TradingView.com as of 23:59 p.m. UTC on each day, has ranged from as low as $10.26 (April 6, 2025) to as high as $58.60 (September 18, 2025).

HYPE faces unique technical, governance and concentration risks that could materially affect its long-term viability.

HYPE is a high-throughput Layer 1 blockchain with an architectural feature that differs significantly from other blockchains, such as Ethereum. While these features allow for rapid processing of transactions, they introduce risks that could adversely impact the value of HYPE and the stability of the HYPE network. HYPE has previously experienced a network outage that resulted in slow operations and user inability to close positions. If this kind of network outage were to recur, the confidence of the HYPE development community and its users could be adversely affected, which could cause a decline in the value of HYPE. Structural flaws could emerge that require a fork, which may have an adverse impact on the HYPE network and our holdings.

In addition, the concentration of validators on the Hyperliquid network presents centralization risks that could affect the security and value of our HYPE token holdings. The Hyperliquid blockchain currently operates with a limited number of validators (approximately 24 as of the date of this filing), which creates potential single points of failure. If these validators were to be compromised or act maliciously, it could result in network disruption, loss of funds, or other adverse effects that could materially impact the value of our HYPE token holdings.

HYPE is subject to technological obsolescence, including competition from emerging blockchain and artificial intelligence protocols, which could have a negative impact on the price of HYPE and adversely affect the value of our HYPE holdings.

The digital asset ecosystem is characterized by rapid technological innovation and evoluation, short development cycles, and intense competition among Layer 1 blockchains and related infrastructure providers. Numerous alternative cryptocurrencies, blockchains, and DeFi platforms are vying for market share in areas such as perpetual futures trading, staking, and on-chain liquidity provision, which are core to the Hyperliquid ecosystem and its HYPE token. As of October 31, 2025, HYPE was the eleventh largest digital asset by market capitalization, as tracked by CoinMarketCap.com, based on circulating market capitalization. As of October 31, 2025, the digital assets tracked by CoinMarketCap.com had a total market capitalization of approximately $3.41 trillion (including the approximately $14.3 billion market cap of HYPE, based on circulating market capitalization), as calculated using market prices and total available supply of each digital asset.

HYPE faces competition from a wide range of digital assets, including Bitcoin and Ether, and from existing protocols, such as Aptos and Sei, as well as new entrants that are currently being developed. Many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Hyperliquid network. As 99% of Hyperliquid’s revenues are currently allocated to the Assistance Fund for the repurchase of HYPE tokens, a decline in revenue could have a material impact on the demand for HYPE tokens. In addition, HYPE is supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Further, the Hyperliquid network is in direct competition with other smart contract platforms, such as the Ethereum, Solana, Polkadot, Avalanche and Cardano networks. Competition from the emergence or growth of alternative digital assets or other smart contract platforms could have a negative impact on the demand for, and price of, HYPE, and thereby adversely affect the value of our HYPE holdings.

Competitors may offer superior scalability, security, interoperability, decentralization, programmability and adoption, and may attract developers away from the HYPE ecosystem. Advancements in AI and blockchain technology are likely to accelerate the development of such protocols, including the development of additional networks that natively integrate AI into consensus mechanisms and other core features. If HYPE is unable to evolve to address such increased competition or if Layer 2 networks believe that HYPE’s core technology stack is outdated or less attractive compared with other Layer 1 networks, HYPE may be considered technologically obsolete by the next generation of protocols. Any decline in the HYPE network would materially impact the market value of HYPE and adversely affect the value of our HYPE treasury holdings and our stock price.

Investors may also invest in HYPE through means other than our securities, including through direct investments in HYPE and other financial vehicles, including securities backed by or linked to HYPE and digital asset treasury companies similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to gain exposure to HYPE through other vehicles, rather than our securities.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as Bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Hyperliquid network, and their associated digital assets – including our HYPE holdings – have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions, or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including our HYPE holdings. Over the long term, there can be no assurance that the proof-of-stake blockchain on which our HYPE holdings rely will achieve widespread scale or adoption or perform successfully; any failure to do so could negatively impact the price of HYPE and the value of our HYPE holdings.

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

As a result of our HYPE treasury strategy, our assets are concentrated in our HYPE holdings. Accordingly, the emergence or growth of digital assets other than HYPE may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, that are researching and investing resources into private or permissioned blockchain platforms or digital assets that do not use proof-of-stake consensus mechanism like the Hyperliquid network, or use different technical innovations that build upon or improve the proof-of-stake consensus mechanism. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-stake, those digital assets could gain market share relative to HYPE.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to invest in HYPE, which may adversely affect our financial results and the market price of our securities.

We plan to use a portion of our capital raised that is not required to provide working capital for our ongoing operations to invest in HYPE. The price of HYPE has been subject to significant price fluctuations and is highly volatile. Moreover, digital assets are relatively novel, and the application of securities laws and other regulations to such assets is unclear in many respects. It is possible that regulators may interpret laws in a manner that adversely affects the liquidity or value of our HYPE holdings.

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

Our digital asset holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. We are also subject to the credit risk of custodians.

Historically, crypto markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in their entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital asset holdings at favorable prices or at all. Further, we use custody infrastructure providers and transact with trade execution partners. Currently, we do not deposit our digital assets directly with a custodian but instead use a self-custody approach using infrastructure provided by a custodian. These entities do not have the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation. For example, U.S. banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor in the case of the bank’s insolvency. U.S. broker-dealers are covered by the Securities Investor Protection Corporation (“SIPC”), which ensures recovery of the securities by the depositor. In contrast, cryptocurrency custody infrastructure providers do not offer such protections. If such a provider were to become insolvent, it is possible that we could face delays or difficulties with respect to the management of our digital assets.

Apart from the risk of insolvency of the custody infrastructure provider, there is also a risk of custodians freezing withdrawals, typically in connection with a security incident, regulatory compliance or technical issues, and may be unresponsive to customers attempting to retrieve their funds. In such events, it may be difficult to reach a representative to assist with unfreezing assets and we may not be able to sell or use our digital assets.

Additionally, the secondary market for borrowing against digital assets is not well developed. We may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital assets, especially during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions using digital assets as collateral, or otherwise generate funds using our digital assets or if we are forced to sell our digital assets at a significant loss in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of HYPE and other digital assets.

Central banks in various countries have introduced digital forms of legal tender (“CBDCs”). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, HYPE and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, HYPE. As a result of any of the foregoing factors, the price of HYPE could decrease, which could adversely affect the value of our HYPE holdings.

The Company’s liquid staking activities, including its holdings of HiHYPE (an intangible digital asset), expose the Company to additional risks and earnings volatility.

Hyperion Institutional HYPE (“HiHYPE”) is a liquid staking token (“LST”) designed by Kinetiq to enable the Company to access HyperEVM DeFi. HiHYPE evidences ownership of the Company’s deposited HYPE, the underlying digital asset of HiHYPE, in a segregated, whitelisted, KYB/AML-compliant address, and automatically accrues staking rewards. Liquid staking allows the Company to earn native staking rewards while maintaining access to liquidity on its digital assets that can be used for additional strategies on- and off-chain.

The risks involved with liquid staking differ from direct staking, including the following:

●	Liquid staking requires a certain level of technical expertise to manage the staking and un-staking process effectively. There is associated counterparty risk tied to the reliance on using the liquid staking provider’s smart contract platform.
●	Disputes or compromise among the liquid staking provider’s core team may lead to the value of staking assets diverging from HYPE or failure to exit the liquid staking position.
●	The price of the staked derivative may decrease from its original price. This may happen because the new token has a lower market price.
●	If we lose our liquid staking token, we will also lose access to our staked token. This can result from liquidations at lending protocols or other execution partners, the loss of private keys or other forms of access to the addresses that hold our LST, and mistaken or stolen asset transfers.

The Hyperliquid network is based upon the development and deployment of smart contracts, which are self-executing contracts with the terms of the agreement written into software code. Like any software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract. The smart contract is deployed on Hyperliquid and, as such, may contain a bug or other vulnerability that may lead to the loss of, or inability to access, digital assets held in the smart contract. The Company currently relies on Kinetiq for its liquid staking solution. The smart contract code written by Kinetiq was audited by Code4rena, Spearbit, Pashov Audit Group, and Zenith. Nevertheless, there is no guaranty against a bug or other vulnerability leading to a loss of digital assets.

In addition, the Company is also exposed to risk of losing HYPE in the pool due to system failure or hacking. As a result, HiHYPE tokens do not confer an enforceable right to the underlying HYPE tokens, but only a claim. Further, the redemption of HiHYPE tokens back into the underlying HYPE tokens may be subject to any protocol-defined lockup or unbonding periods.

HiHYPE tokens are initially recognized at the fair value of the HYPE tokens exchanged and, due to their indefinite useful life, are not amortized but instead are subject to impairment testing. In contrast, HYPE is measured at fair value. The variances in valuation methods between HYPE and HiHYPE may create material volatility in the financial statements depending on conversion and redemption activity between HYPE and HiHYPE each period. In addition, any staking rewards earned on HiHYPE are not recognized until HiHYPE tokens are redeemed.

REGULATORY RISKS ASSOCIATED WITH OUR STRATEGY

HYPE, the Hyperliquid network and other digital assets are novel and are subject to significant legal and regulatory uncertainty.

HYPE and other digital assets are relatively novel, have not been in existence for an extended period of time, and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE.

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE. For example, within the past several years:

●	President Trump signed an Executive Order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries. This area continues to evolve and additional regulations are likely to be issued in the future, the effect of which cannot be predicted at this time;
●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;
●	in November 2023, Binance Holdings Ltd. (“Binance”) and its then chief executive officer reached a settlement with the U.S. Department of Justice, the Commodity Futures Trading Commission, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the Commodity Futures Trading Commission, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;
●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency;
●	in June 2023, the SEC filed complaints against Binance and Coinbase, Inc. (“Coinbase”), and their respective affiliated entities, relating to, among other claims, assertions that each party was operating as an unregistered securities exchange, broker, dealer and clearing agency;
●	the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;
●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets;” and
●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country.

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

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. The FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting HYPE, as well as enforcement actions involving or impacting our trading venues, counterparties and custody infrastructure providers, may impose significant costs or significantly limit our ability to hold and transact in HYPE. However, it is important to note that Hyperliquid—the exchange to which HYPE is native—is intended to be more decentralized than FTX, such that a single entity is unlikely to exert complete control over the entire system. For example, unlike FTX when it filed for bankruptcy protection, Hyperliquid’s assets are custodied on-chain (not centrally by a single entity), order matching on Hyperliquid occurs transparently via on-chain mechanisms (not fully off-chain), Hyperliquid is governed by a set of approximately 24 validators (not a single individual), and Hyperliquid’s on-chain states (e.g., positions, collateral, and funding rates) are publicly available such that uysers can audit the system.

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

Absent federal regulations, there is a possibility that HYPE may be classified as a “security.” Any classification of HYPE as a “security” would subject us to additional regulation and could materially and adversely impact the operation of our business.

If HYPE were classified as a “security” for purposes of the U.S. federal securities laws, our business would become subject to additional regulation, including a requirement to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). To date, neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that HYPE should be classified as a “security.” Despite the Executive Order titled “Strengthening American Leadership in Digital Financial Technology,” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” there is no authoritative framework for determining with certainty whether HYPE is or is not a “security” for purposes of the U.S. federal securities laws, and no action has been taken by any regulator in the United States regarding such determination. For the reasons discussed below, we believe that HYPE should not be classified as a “security,” and, as a result, we do not believe the Company is required to register as an investment company under the

Investment Company Act. However, because of the lack of any current authoritative framework for analyzing the issue, it is possible that the SEC or another regulatory body or federal court could determine that HYPE is a security. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that HYPE is a “security,” including a requirement to register as an investment company under the Investment Company Act. If we were required to register as an investment company, we expect we would need to make fundamental changes to our business model, strategy, operations and assets.

We have implemented a process for analyzing the U.S. federal securities law status of HYPE and other cryptocurrencies as guidance and case law continue to evolve. As part of this process, we take into account a number of factors, including the various definitions of what constitutes a “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, regulatory reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Recently, the SEC announced “Project Crypto” which is expected to result in rulemakings and/or other authoritative guidance on how to determine whether digital assets are or are not “securities” for purposes of U.S. federal securities laws. Public statements by Chairman Atkins suggest that the SEC is considering a regulatory framework that will offer substantial flexibility to determine that digital assets are not securities. Further, it appears that the current United States Congress is inclined towards increased flexibility regarding the regulatory treatment of digital assets. We expect this area of regulation will develop rapidly during this Administration, and we plan to continually monitor developments in this area as they evolve. Our position that HYPE is not a “security” is premised, in part, on our conclusion that HYPE does not meet the elements of the Howey test. Among the reasons for our conclusion that HYPE is not a security is that holders of HYPE do not have a reasonable expectation of profits from the efforts of Hyperliquid, the Hyperliquid Foundation or any other person, entity or group of persons in respect of their holding of HYPE. HYPE’s value does not primarily derive from the efforts of a centralized “manager” because Hyperliquid is structured around validator governance rather than a single operating entity. Relatedly, token holders are not passive investors; rather, they have the ability to directly influence governance decisions, staking incentives, and validator participation. Consistent with this analysis, we note that Hyperliquid’s founding team has stated a clear goal of “full decentralization” in both validator distribution and protocol governance, signaling an intent to eliminate all vestiges of centralized managerial reliance. Also, HYPE ownership does not guarantee the right to receive any interest, rewards, or other returns. While we recognize that any new regulatory framework for digital assets promulgated by the SEC may not be based on the elements of the Howey test, we believe more generally that HYPE does not otherwise have the characteristics of a “security” for purposes of the U.S. federal securities laws. The views of the SEC and other regulators, and the United States Congress, regarding the proper classification of HYPE and other digital assets may evolve over time, based in part on assessments of a multitude of factors over which we have no control. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion that HYPE should not be classified as a security, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that HYPE, or any other digital asset we might hold is a “security.” If HYPE is alleged or ultimately determined to be a security, the viability of Hyperliquid, HYPE and our own business model would be materially and adversely affected. In such event, we would likely be required to register as an investment company under the Investment Company Act, and would also be at risk of enforcement proceedings and lawsuits against us, which could result in potential injunctions, cease-and-desist orders, fines and penalties. Such developments would adversely affect our business, results of operations, financial condition, and prospects.

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

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects. Investment companies in the United States that are not registered under Section 8 of the Investment Company Act (as we are not), and which are not exempt from such registration, are generally prohibited from engaging in interstate commerce, and the contracts entered into by such companies are generally unenforceable.

We are not subject to the legal and regulatory obligations that apply to investment companies such as mutual funds and funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as investment companies and investment advisers under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our treasury reserve policy or our HYPE strategy, our use of leverage, the manner in which our HYPE is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. For example, although a significant change to our treasury reserve policy would require the approval of our board of directors, no stockholder or regulatory approval would be necessary. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our HYPE or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding HYPE. As a result, investors in our company may be exposed to greater volatility, concentration risk and governance discretion than they would be if we were subject to the protections afforded to regulated investment vehicles.

TECHNOLOGICAL AND OPERATIONAL RISKS ASSOCIATED WITH OUR STRATEGY

HYPE is created and transmitted through the operations of the peer-to-peer Hyperliquid network, a decentralized network of computers running software following the HYPE protocol. If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, the value of HYPE could be negatively impacted.

If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Hyperliquid network may be disrupted, which in turn may prevent us from depositing or withdrawing HYPE from our wallet addresses or otherwise effecting HYPE transactions. Such disruptions could include, for example: the price volatility of HYPE; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians or others; the closing of HYPE trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Hyperliquid network. For example, in June 2025, after a trader allegedly manipulated the price of JELLY in a Hyperliquid vault market, Hyperliquid forcibly closed the market at a very low price to minimize losses. Hyperliquid’s intervention raised questions as to whether the platform is truly decentralized.

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

We hold our HYPE in self-custodied wallet addresses, using infrastructure provided by regulated custodians, including Anchorage Digital Bank, as well as hardware wallet providers. Our custodial services contracts do not restrict our ability to reallocate our HYPE among our wallet addresses, and our HYPE holdings may be concentrated with a single custodian from time to time. In light of the significant amount of HYPE that we hold, we expect to continually seek to engage additional custody infrastructure providers to achieve a greater degree of diversification in the custody of our HYPE as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custody infrastructure providers may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk. While we will conduct due diligence on our custody infrastructure providers and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

The digital assets held by us are not insured. The market for such insurance is in the early stages. Further, banking institutions will not accept our digital assets and they are therefore not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, a loss may be suffered with respect to our digital assets which is not covered by insurance and we may not be able to recover any of our carried value in these digital assets if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on our share price. The limited rights of legal recourse available to us and our lack of insurance protection for risk of loss of our digital assets exposes us and our shareholders to the risk of loss of our digital assets for which no person may ultimately be held liable and we may not be able to recover our losses. Any uninsured losses may have an adverse effect on our results of operations and/or financial condition.

To the extent that we obtain insurance to cover losses of our HYPE holdings in the future, such insurance may cover none or only a small fraction of the value of the entirety of our HYPE holdings. Any loss associated with any insolvency proceedings is unlikely to be covered by any insurance coverage we may obtain in the future related to our HYPE. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

HYPE is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the HYPE is held. While the L1 blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the HYPE held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custody infrastructure providers will be able to access the HYPE held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custody infrastructure providers, will not be compromised as a result of a cyberattack. The HYPE and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

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

We are exposed to slashing risks.

Our participation in on-chain activities related to validating and DeFi partnerships, such as our HYPE Asset Use Service, exposes the company to slashing risk, which may result in partial loss of staked digital assets. Slashing may occur due to validator misbehavior, software flaws, operational mistakes, or changes to network governance, with tokens permanently forfeited and not recoverable. Such losses could have a material adverse effect on our financial condition and reputation. While we seek to mitigate these risks through legal contracts, internal controls and counterparty diligence, residual risk remains due to factors beyond our control.

We face other risks related to our digital asset treasury reserve business model.

Our digital asset treasury reserve business model exposes us to various risks, including the following:

●	HYPE and other digital assets are subject to significant legal, commercial, regulatory, and technical uncertainty, and our HYPE strategy subjects us to enhanced regulatory oversight;
●	regulatory changes could impact our ability to operate validators or receive rewards;
●	regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;
●	potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;
●	uncertainty around digital assets, including HYPE’s, regulatory status may impact our ability to list on certain exchanges;
●	changes in political administration may not guarantee a favorable regulatory environment for digital assets;
●	future SEC actions or court decisions could retroactively classify digital assets as a security, potentially leading to penalties or forced unwinding of transactions; and
●	increased regulatory focus on Layer-1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

We may engage in distinct digital asset financing strategies, in which we will leverage our digital asset holdings to acquire additional amounts of the same leveraged digital assets, and may do so on a compounded basis, which will increase our exposure to smart-contract, operational, and counterparty risks.

We may engage in digital asset leverage strategies to acquire additional amounts of HYPE. As part of this strategy, we may borrow digital assets by pledging our own HYPE holdings as collateral, deploy these borrowed assets to acquire additional amounts of HYPE, and subsequently re-pledge the newly acquired HYPE to further engage in these leveraged transactions. As each of these transactions will be effectuated on chain, the strategy may expose us to significant smart-contract vulnerabilities and operational risks. The smart contracts that are used for purposes of these transactions may contain undiscovered bugs, logical errors or economic vulnerabilities that could be exploited by malicious actors or that could cause the contracts to perform in unintended ways, resulting in partial or total loss of our collateral and borrowed assets. In addition, the strategy may subject us to counterparty risk through the platforms we utilize to facilitate leveraging strategies including, among others, insolvency of the platform, coding errors, and cyberattacks. Finally, lenders customarily require that collateral ratios be maintained within narrowly defined thresholds and may exercise broad contractual discretion to impose additional margin requirements or to liquidate collateral without notice when those thresholds are breached. We may also incur losses if the interest that accrues on our borrowings significantly exceeds the revenue generated by the borrowed HYPE.

FINANCIAL REPORTING, TAX, ACCOUNTING AND TRADING RISKS ASSOCIATED WITH OUR STRATEGY

We may be subject to additional tax liability if regulation or policy changes adversely affect the tax treatment of rewards from staking HYPE.

The U.S. federal income tax treatment of rewards from staking digital assets such as HYPE remains uncertain and is currently under the subject of debate and regulatory attention. Under current guidance by the Internal Revenue Service (“IRS”), staking rewards are generally treated as ordinary income upon receipt. If regulation or policy changes, or the interpretation or enforcement thereof, results in adverse tax treatment of rewards from staking HYPE, we could be subject to increased audits by the IRS and additional tax liabilities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our HYPE holdings.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of HYPE. The prices of digital assets have historically been subject to significant price fluctuations and are highly volatile. In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which we have adopted.

ASU 2023-08 requires us to measure our HYPE holdings at fair value in our balance sheet, and to recognize gains and losses from changes in the fair value of our HYPE in net income each reporting period. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our HYPE holdings. As a result, volatility in our earnings may be significantly more than what we experienced in prior periods.

Unrealized fair value gains on our HYPE holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The United States enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years, if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the IRS issued proposed regulations with respect to the application of the CAMT.

In connection with the implementation of our HYPE treasury strategy, we have adopted ASU 2023-08. ASU 2023-08 requires us to measure our HYPE holdings at fair value in our balance sheet, with gains and losses from changes in the fair value of our HYPE recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include this ratable amount in addition to any unrealized gains or losses reported in the applicable tax year.

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

The terms of our Loan and Security Agreement require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

On November 22, 2022, we entered into a Loan and Security Agreement with Avenue Capital, which is secured by a lien on all of our assets. The amount we owed under the Loan and Security Agreement as of September 30, 2025 was $8,254,696. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, Avenue may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, Avenue’s right to repayment would be senior to the rights of the holders of our common stock. Avenue could declare an event of default upon the occurrence of any event that could reasonably be expected to result in what they interpret as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by Avenue of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2025, we had 600,000,000 shares of common stock authorized and 7,162,659 shares of common stock outstanding, 33,820,785 shares of common stock issuable upon exercise of warrants, 97,137 shares of our common stock issuable upon exercise of options, 2,178,151 shares of common stock issuable upon the vesting and/or delivery of restricted stock units and 16,307,694 shares of common stock issuable upon conversion of Series A preferred stock.

We have broad discretion in the use of our cash, including the net proceeds from our financings, and might not use them effectively.

Our management has broad discretion in the application and deployment of our cash resources, including the net proceeds from our financing transactions, and could spend our cash in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use, we may invest our cash, including the net proceeds from our financings, in a manner that does not produce income or that loses value.

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

As a public company, we are required to have effective internal controls and disclosure controls, which are costly and time consuming to implement. Failure to maintain adequate financial controls could cause us to have material weaknesses, which could adversely affect our operations and financial position.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and the rules and regulations of Nasdaq. The requirements of these rules and regulations result in legal, accounting, and financial compliance costs, make some activities more difficult, time-consuming, and costly, and may also place undue strain on our personnel, systems, and resources.

We are required to disclose changes made to our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer a “smaller reporting company” as defined in the rules of the SEC. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities, which would require additional financial and management resources.

An internal control system, no matter how well-designed, cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we might not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC, or other regulatory authorities.

Any failure to maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers, and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not be effective, however, in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act, that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting, which may raise questions regarding the accuracy and reliability of our financial statements and our ability to report accurately in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. During the process of preparing the financial statements as of and for the year ended December 31, 2024, we determined that we had material weaknesses related to the incorrect valuation of the Company’s accounting for shares of common stock that were issued for licensing agreements and debt modification and the impairment of a right-of-use asset. Due to the existence of these material weaknesses, our management has concluded that as of September 30, 2025, our internal control over financial reporting was not effective.

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

OTHER RISKS RELATING TO THE OWNERSHIP OF OUR COMMON STOCK

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

We are highly dependent on the services of our senior management team, and if we are not able to retain these members of our management team or recruit and retain additional management personnel, our business will be harmed.

We are highly dependent on our senior management team. The employment agreements we have with our executive officers do not prevent such persons from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our business objectives.

In addition, we are dependent on our continued ability to retain and motivate highly qualified additional personnel. If we are not able to retain our management and to retain personnel necessary for the operation of our business, we might not be able to sustain our operations or grow.

We rely upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber security incidents, could harm our ability to operate our business effectively.

In the ordinary course of our business, we collect and store sensitive data and intellectual property and proprietary business information owned or controlled by ourselves or our business partners. This data encompasses a wide variety of business-critical information including operational information, commercial information, and business and financial information. We face four primary risks relative to protecting this critical information: loss of access; inappropriate disclosure; inappropriate modification; and inadequate monitoring of our controls over the first three risks.

The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, faulty password management, lapses in compliance with privacy and security mandates, or other disruptions. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur substantial liability. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Our information technology systems may have vulnerabilities, and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks, such as ransomware attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers or expose sensitive data, or give rise to monetary fines and other penalties, which could be significant.

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

Any such security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States, could result in enforcement actions by U.S. states, the U.S. federal government, regulatory penalties, other legal proceedings, including but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our business operations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

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

Item 5. Other Information.

Securities Trading Plans of Directors and Executive Officers

During the nine months ended September 30, 2025, none of our directors or officers, or the Company, adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.1.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024
3.1.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 31, 2025
3.1.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	July 2, 2025
3.1.5	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	8-K	001-38365	3.1	June 24, 2025
3.2	Second Amended and Restated Bylaws	8-K	001-38365	3.1	February 7, 2022
4.1	Form of Purchaser Warrant, dated June 17, 2025	8-K	001-38365	4.1	June 24, 2025
4.2	Form of Placement Agent Warrant, dated June 17, 2025	8-K	001-38365	4.2	June 24, 2025
4.3	Form of Lender Warrant, dated June 17, 2025	8-K	001-38365	4.3	June 24, 2025
10.1#˄	Employment Agreement by and between the Company and David Knox, dated September 8. 2025	8-K	001-38365	10.1	September 29, 2025
10.2	Amendment No. 1 to the Amended and Restated Sales Agreement by and between the Company and Chardan Capital Markets, LLC, dated September 24, 2025	8-K	001-38635	1.1	September 24, 2025
10.3	Inducement Restricted Stock Unit Award Agreement between the Company and David Knox, dated September 29, 2025	—	—	—	Filed herewith
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
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

HYPERION DEFI, INC.

Date: November 13, 2025	By:	/s/ Hyunsu Jung
Hyunsu Jung
Interim Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2025	By:	/s/ David Knox
David Knox
Chief Financial Officer (Principal Executive Officer)