Form 10-K
period 2025-12-31
HYPERION DEFI, INC.
filed 2026-03-30
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________________

COMMISSION FILE NUMBER: 001-38365

HYPERION DEFI, INC.

(Exact name of Registrant as Specified in Its Charter)

DELAWARE	47-1178401
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

23461 South Point Drive, Suite 390 Laguna Hills, CA	92653
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 393-6684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 Par Value	HYPD	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Auditor PCAOB ID Number: 199	Auditor Name: CBIZ CPAs P.C.	Auditor Location: Philadelphia, PA

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2025 (based on the closing price of $10.38 on June 30, 2025, the last trading day of the registrant’s most recently completed second fiscal quarter, was approximately $50.1 million. Common stock held by each officer and director and by each person known to the registrant who owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common stock was 11,391,645 as of March 23, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Hyperion DeFi, Inc.

Form 10-K

For Year Ended December 31, 2025

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements regarding the viability of, and risks associated with, our cryptocurrency treasury strategy; any statements of the plans, strategies and objectives of management for future operations; estimates regarding the potential market opportunity for our platform technology; factors that may affect our operating results; statements about our ability to establish and maintain intellectual property rights; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operation; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Summary Risk Factors” described below and “Risk Factors” included in Item 1A of Part I of this Annual Report on Form 10-K, and the risks discussed in our other U.S. Securities and Exchange Commission, or SEC, filings. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this report, the terms “Hyperion DeFi, Inc.,” “Hyperion DeFi,” “Hyperion,” “Company,” “company,” “we,” “us,” and “our” mean Hyperion DeFi, Inc. and its subsidiaries unless the context indicates otherwise.

Summary Risk Factors

Some of the factors that could materially and adversely affect our financial condition, results of operations, cash flow, the market price of shares of our common stock or our prospects include, but are not limited to, the following. You should read this summary together with the more detailed description of each risk factor contained in Item 1A, “Risk Factors” in this Annual Report on Form 10-K.

Risks Related to Our HYPE Token Treasury Strategy

●	The Hyperliquid platform and technologies and HYPE have a limited operating history. Our HYPE Token Treasury Strategy is significantly concentrated in our holdings of HYPE. HYPE is a highly volatile asset, and fluctuations in the price and liquidity of HYPE may influence our financial results and the market price of our listed securities. HYPE faces unique technical, governance and concentration risks that could materially affect its long-term viability.
●	HYPE, the Hyperliquid network and other digital assets are novel and are subject to significant legal and regulatory uncertainty. Our HYPE and other digital assets treasury strategy subjects us to enhanced regulatory oversight. Absent federal regulations, there is a possibility that HYPE may be classified as a “security.” Any classification of HYPE as a “security” would subject us to additional regulation and could materially and adversely impact the operation of our business.
●	We face risks relating to the custody of our HYPE and other digital assets, including the loss or destruction of private keys required to access our HYPE and cyberattacks or other data loss relating to our HYPE, including smart contract related losses and vulnerabilities. We are also subject to similar risk of loss, cyberattack and other data loss by counterparties with whom we do business.

Risks Related to Our Business Operations and Managing Growth

●	We are highly dependent on the services of our senior management team, including our Chief Executive Officer, and if we are not able to retain these members of our management team or recruit and retain additional management personnel, our business will be harmed.
●	We have limited corporate infrastructure.
●	If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

Risks Related to Ownership of Our Common Stock

●	A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.
●	The price of our common stock has been, and may continue to be, volatile and may fluctuate substantially, which could result in substantial losses for purchasers of our common stock.
●	We have broad discretion in the use of our cash, including the net proceeds from our financings, and might not use them effectively.

Risks Related to Our Financial Position and Need for Additional Capital

●	We may need to raise additional capital, which may not be available on acceptable terms, or at all.
●	Any delisting of our common stock from Nasdaq could prevent us from maintaining an active, liquid and orderly trading market for our common stock.
●	We have entered into multiple loan modification agreements with Avenue, and we cannot guarantee that we will be able to comply with the terms of this agreement, or continue obtaining forbearance if needed.
●	We have incurred annual operating losses since our inception. We might never achieve or maintain profitability.

Item 1.   Business.

Corporate Information

We were organized as a corporation under the laws of the State of Florida on March 12, 2014 under the name “PGP Holdings V, Inc.” On May 5, 2014, we changed our name to Eyenovia, Inc. On October 6, 2014, we reincorporated in the State of Delaware by merging into Eyenovia, Inc., a Delaware corporation. On July 1, 2025, we changed our name to Hyperion DeFi, Inc. Our principal executive office is located at 23461 S. Pointe Drive, Suite 390, Laguna Hills, CA 92653, and our telephone number is (833) 393-6684. We maintain a website at www.hyperiondefi.com, to which we regularly post copies of our press releases as well as additional information about us. The information contained on, or that can be accessed through, our website is not a part of this report. We have included our website address in this report solely as an inactive textual reference.

Disclaimer

Certain information contained in this Item 1 relate to or are based on studies, publications, surveys and other data obtained from third-party sources and Hyperion DeFi’s own internal estimates and research. While Hyperion DeFi believes these third-party studies, publications, surveys and other data to be reliable as of the date of this report, it has not independently verified, and makes no representation as to, the adequacy, fairness, accuracy or completeness of any information obtained from third-party sources. In addition, no independent source has evaluated the reasonableness or accuracy of Hyperion DeFi’s internal estimates or research and no reliance should be made on any information or statements made in this report relating to or based on such internal estimates and research. You should conduct your own investigation and analysis of Hyperion DeFi, its business, prospects, results of operations and financial condition. In furnishing this information, Hyperion DeFi does not undertake any obligation to provide you with access to any additional information (including forward-looking information and any projections contained herein) or to update or correct the information, except as may be required by law.

Overview

Hyperion DeFi, Inc. is the first U.S. publicly listed company building a long-term strategic treasury of Hyperliquid’s native token, HYPE, in addition to being a pioneering digital ophthalmic technology company. Hyperion DeFi is working to provide its shareholders with simplified exposure to the Hyperliquid ecosystem, which we believe to be one of the highest revenue-generating blockchains in the world, according to information provided by various blockchain data tracking sources, including Artemis Analytics and DefiLlama. When we refer to HYPE tokens, we may also be referring to the HYPE liquid staking tokens described more fully herein. At the same time, we continue to execute on our planned completion of development and registration of our Optejet ophthalmic liquid delivery device.

HYPE Treasury

Hyperliquid is a layer one (L1) blockchain engineered for transparent high-frequency finance. The blockchain hosts fully on-chain perpetual futures and spot order books, with every order, cancel, trade and liquidation occurring within 70 millisecond block times and offering up to 200,000 transactions per second, resulting in near-instant trade settlement. The Hyperliquid blockchain also hosts the HyperEVM, a general-purpose smart contract platform that, like Ethereum, supports permissionless decentralized financial applications such as perpetual futures trading platforms.

Hyperliquid supports non-custodial trading via its performant HyperCore order books, with perpetual futures trading for a range of digital assets with Bitcoin (BTC), Ether (ETH), Ripple (XRP), Solana (SOL) and Sui (SUI) driving its utilization.

Perpetual futures are a type of cryptocurrency derivative contract that allows traders to speculate on the price of an asset without owning the underlying asset itself. Unlike traditional futures contracts, perpetual futures have no expiration date, allowing traders to hold positions indefinitely, as long as they meet margin requirements. Hyperliquid utilizes a traditional order book system. This approach allows traders to place bids and asks for various assets, more akin to a centralized cryptocurrency exchange than other decentralized exchanges that rely on automated market makers to fulfill orders. The Hyperliquid blockchain is available to any potential user with a compatible cryptocurrency wallet such as MetaMask, Phantom, and Coinbase Wallet. However, Hyperliquid interface operators can choose to block persons in certain jurisdictions or sanctioned wallets as required via solutions such as geo-blocking and address screening.

HYPE serves multiple purposes: users can stake HYPE to earn staking rewards, use staked HYPE inventory to reduce their trading fees, use HYPE to conduct transactions on the HyperEVM, and use HYPE as collateral on various DeFi applications. Our HYPE Asset Use Service (HAUS) agreement with Felix, one of the earliest HyperEVM protocols, is one such example, in which staked HYPE tokens can enable additional on-chain utility.

HYPE is the native token of Hyperliquid. The initial total supply of HYPE was set at 1 billion, which has been subsequently reduced to approximately 959 million as of February 28, 2026, as further described below, with 31% of the initial total supply issued in November 2025, and 38.88% of the initial total supply reserved for future community emissions. Hyperliquid has a unique network mechanism that autonomously purchases and removes HYPE tokens from circulation into the “Assistance Fund”. This is done by using the trading fees generated on the network’s order books to buy back available HYPE. Approximately 99% of daily fees are allocated to this mechanism, which creates consistent open market demand for the token. As of February 2026, approximately 41 million HYPE have been acquired by the Assistance Fund. In December 2025, the Hyperliquid Foundation initiated a network-wide validator governance vote to formally recognize all HYPE tokens held in the Assistance Fund system address as permanently burned. The validators approved (via a majority vote) that the tokens were mathematically irretrievable and must be treated as removed from both the circulating and total supply of HYPE.

The Hyperliquid L1 is a proof-of-stake blockchain, in which validators that have staked the threshold number of HYPE tokens are selected to produce blocks, and will receive rewards when they successfully validate blocks. Holders of HYPE can delegate to validators who then are able to vote on certain decisions regarding the platform, such as the listing and de-listing of new markets. Any holder of HYPE can delegate HYPE to a validator to earn staking rewards, should the validator successfully participate in network consensus. Staked HYPE is locked until un-staked, and subject to a seven-day un-staking queue before HYPE is released back to the user. Staking also provides revenues to the Company in the form of staking yields; however, the required seven-day unlocking period may limit the Company’s liquidity while its HYPE remains staked. The Company anticipates operating with sufficient cash and cash equivalents to cover its expenses and any debt obligations during these periods. In addition, all HiHYPE, kHYPE and kmHYPE owned by the Company (as described further below), and other future liquid staked HYPE which may potentially be owned by the Company, will be subject to the same seven-day unlocking period. The Company initialized the staking process on July 1, 2025, and as of December 31, 2025, it had approximately 939,074 HYPE native staked directly to the Kinetiq x Hyperion validator, described further below. The Company intends for staking to become a primary revenue generation strategy in the coming fiscal year.

Key Metrics of Hyperliquid and HYPE as of February 28, 2026

●	Ranked #11 market cap (excluding stablecoins)
●	Hyperliquid generates annual fees of approximately $1.0 billion, based on an observed monthly run-rate of $81 million
●	Approximately 99% of Hyperliquid revenues are used by the Hyperliquid Assistance Fund, which has cumulatively purchased and owns approximately 41 million HYPE tokens with a market value of $1.2 billion
●	There have been approximately 1.1 million cumulative Hyperliquid marketplace users since inception
●	The Hyperliquid Token’s maximum supply is 959 million, of which the circulating supply is 258 million, corresponding to a market capitalization outstanding of approximately $7.5 billion
●	Monthly trading volume on Hyperliquid exceeded $240 billion in the thirty days ended February 28, 2026
●	Cumulative Hyperliquid fees have exceeded $1.1 billion since inception
●	Cumulative cryptocurrency perpetuals trading volume on Hyperliquid has exceeded $3.9 trillion since inception

Digital Assets Business Activities

Since the Company first pivoted to its Hyperliquid DeFi strategy, we have continued to emphasize that our business is “more than just HYPE”. The accumulation of HYPE is the first step in a broader DeFi monetization roadmap that continues to accelerate.

As part of its broader onchain engagement strategy, on October 27, 2025 the Company entered into a Joint Validator Operators Agreement with Kinetiq Research Pte. Ltd. (“Kinetiq Group”) and Pier Two Pty Ltd (“Pier Two”), that established a co-branded Hyperliquid validator, referred to as “Kinetiq x Hyperion”. Validator operations are further supported by infrastructure provided by Pier Two, an institutional staking services provider. Under this agreement, staking commissions and other validator-level rewards are allocated among Hyperion (50%), Kinetiq Group (25%) and Pier Two (25%), with specific overrides for referred delegations. By running our own validator, the Company can directly access HYPE staking yield in addition to supporting Hyperliquid’s network stability and security. Our Kinetiq x Hyperion validator has experienced rapid growth and has over 11 million in delegated HYPE as of February 28, 2026, (including HYPE tokens owned by the Company), HYPE holdings are required to participate in ecosystem governance, and we aim to support the growth of the of the Hyperliquid ecosystem.

The Company currently stakes a majority of its HYPE tokens as part of its broader participation in the Hyperliquid ecosystem. Under its operational policy, the Company utilizes staked HYPE to serve as the foundation for certain revenue-generating strategies, including the Company’s proprietary HAUS product. These strategies are made possible through technical infrastructure unique to Hyperliquid, which can deploy staked HYPE across various utilities in the Hyperliquid ecosystem, such as significantly reduced trading fees and the ability to support new non-crypto markets on the Hyperliquid platform, both of which the Company has productized and offered to clients as services.

More recently, the Hyperliquid network implemented the HIP-3 (Hyperliquid Improvement Proposal 3) upgrade, which enables any user with 500,000 HYPE staked at a deployer address to launch a custom on-chain perpetual futures market for non-crypto assets such as equities, commodities and indices. These network upgrades expand both Hyperliquid’s product suite and its potential user base, further establishing it as a premier on-chain destination for financial activity. To support HIP-3, the Company provided Felix with the HYPE required to launch a perpetual futures market and earns a share of the fees earned from trading activity through its HYPE Asset Use Service Agreement, described in more detail below. This perpetual futures market is operated and maintained by Felix and is accessible only to non-U.S. persons. Because the perpetual futures market is not currently subject to regulation by the U.S. Commodity Futures Trading Commission and perpetual futures are not permitted for unrestricted trading in the United States, this perpetual futures market is operated outside the United States and is not made available to or marketed to U.S. persons. Beyond engaging with Hyperliquid’s flagship exchange product, users can also deploy HYPE into the HyperEVM for various strategies such as lending and liquidity provisioning. The Company is the first public company on HyperEVM, staking a significant portion of its native HYPE into Kinetiq Group’s uniquely designed iHYPE (institutional HYPE) product. This enabled the Company to earn staking yield on its HYPE while also gaining access to a unique liquid receipt token, HiHYPE (Hyperion iHYPE), which is used for various on-chain and off-chain strategies. The Company has also earned kPoints, a participation-based incentive that qualified the Company to receive a portion of the airdrop of Kinetiq Group’s KNTQ token. This reflects yet another DeFi strategy that translates into additional yield from and ownership of key products built on Hyperliquid.

Anchorage Digital Bank National Association (“Anchorage Digital”), which recently rolled out full support asset custody on HyperEVM, provides custody and trade execution services for HYPE. Anchorage Digital is a federally chartered cryptocurrency bank in the United States, serves as a custodian for digital assets, and is licensed and regulated by the Office of the Comptroller of the Currency. Anchorage Digital has institutional-grade security required by institutional investors and employs HSM (Hardware Security Module) for a unique security model for secure digital assets. We believe that Anchorage Digital’s public support for Hyperliquid by prioritizing development of infrastructure uniquely for Hyperliquid is a testament to the future prospect of the Hyperliquid ecosystem.

Because Anchorage Digital does not currently support the HyperCore infrastructure required for the Company’s strategy to stake HYPE and operate on-chain, HYPE used for those purposes must be held in self-custodied wallets. The Company holds its HYPE in self-custodied cold wallet addresses using infrastructure provided by regulated custodians, including Porto by Anchorage Digital, and hardware wallet providers such as Ledger. These arrangements provide the Company flexibility to reallocate HYPE among its wallet addresses, and holdings may be concentrated with a single infrastructure provider from time to time. To support security of its self-custodied cold wallets, the Company utilizes the Porto security infrastructure as well as additional protections such as a HyperCore-native multi-signature configuration that requires multiple Company-owned addresses as additional signers. The Company will periodically evaluate additional custody infrastructure providers to support operational flexibility as its HYPE strategy evolves.

In addition to security infrastructure, Anchorage Digital, through which the Company maintains an account, provides certain enterprise-level insurance policies that apply to assets held in its custodial accounts, including crime insurance with a $100 million limit, general liability coverage with a $4 million limit, cyber and technology errors and omissions coverage with a $1 million limit, and other standard liability coverages. Currently, the Company self-custodies all its digital assets, and digital assets that the Company self-custodies are not covered by these insurance policies.

By prudently building and deploying a treasury of HYPE, the Company believes that it can rapidly accelerate the growth of the Hyperliquid ecosystem and further its adoption, potentially creating a powerful flywheel effect that may drive platform usage, increase protocol value and strengthen the long-term position of both the Hyperliquid ecosystem and the Company.

Overview of the HYPE Token Lifecycle

HYPE Creation

The circulating supply of HYPE is approximately 258 million tokens as of February 28, 2026. The first token generation event occurred on November 29, 2024, with approximately 310 million tokens created and circulated. Approximately 389 million HYPE tokens were initially reserved for future community rewards and emissions. Approximately 238 million HYPE tokens are reported to be vesting to core contributors of the Hyperliquid blockchain beginning November 29, 2025 and continuing over a multi-year vesting schedule. The amounts reported to have been vested include approximately 1.75 million HYPE in November 2025, 1.2 million HYPE in December 2025, 140,000 HYPE in January 2026 and 173,000 HYPE in February 2026. The initial total supply of HYPE was set at 1 billion, which has been subsequently reduced to approximately 959 million as of February 28, 2026 due to purchases by the Assistance Fund which are deemed permanently burned.

HYPE Acquisition and Sale Process

Our management team continually reviews the Company’s short-term obligations and the excess cash available for dedication to our HYPE treasury strategy. When we determine that the Company has excess capital available to deploy, we work with institutional digital asset trading venues and counterparties to acquire HYPE from institutional sellers. Our HYPE acquisition process is designed to maximize the quantity of HYPE that we acquire with the capital that we have, while minimizing market impact and execution risk. While we have never resold any of our HYPE tokens as of March 23, 2026, we would anticipate only selling our HYPE tokens to institutional counterparties and trading venues.

HYPE Token Custody

We hold our HYPE in self-custodied cold wallet addresses, including using infrastructure provided by Porto by Anchorage Digital Bank (a regulated custodian), as well as hardware wallet providers such as Ledger. In light of the significant amount of HYPE that we hold, we continually evaluate additional custody infrastructure providers (such as BitGo and Fireblocks) to potentially pursue a greater degree of diversification in the custody of our HYPE, as the extent of potential risk of loss depends, in part, on the degree of diversification.

HyperEVM

HyperEVM is a general-purpose Ethereum Virtual Machine (EVM) execution layer natively integrated into the Hyperliquid Layer-1 blockchain. It provides a high-performance, Ethereum-compatible smart contract environment that operates directly alongside Hyperliquid’s on-chain trading engine, HyperCore, while sharing the same consensus and validator set. A defining feature of HyperEVM is its deep integration with HyperCore’s on-chain spot and perpetual order books, allowing dedicated smart contracts to access real-time exchange data and trading functionality natively. This architecture enables composable designs such as vaults, automated trading strategies, structured products, and other advanced DeFi systems that interact directly with live on-chain market primitives within a single unified blockchain.

HYPE Native Staking & Validating

On the Hyperliquid Network, staking rewards are determined by the protocol and are distributed to validators and their associated stakers based on the proportion of their stake relative to the total active HYPE staked in the network. The rewards come from Hyperliquid’s future emissions reserve. The staking reward rate formula is inspired by Ethereum’s model, where the reward rate is inversely proportional to the square root of total HYPE staked. As of February 28, 2026, the annual reward rate is approximately 2.1% per year (net rate after validator commission, which varies among individual validators). Rewards are accrued continuously (every minute) and are automatically distributed and compounded daily with automatic redelegation to the staked validator. This means that Hyperion DeFi’s staking balance grows automatically, without requiring manual intervention or claiming transactions.

Hyperion DeFi operates a dedicated validator node on Hyperliquid in partnership with Kinetiq and Pier Two, under its Kinetiq x Hyperion Joint Validator Operator Agreement. Through the Kinetiq x Hyperion validator, Hyperion DeFi participates directly in Hyperliquid’s consensus and block production. The validator receives validator rewards proportional to its total delegated stake, generates validator commission income from HYPE stakers who delegate to it, and contributes to Hyperliquid Network decentralization by operating a professional validator node.

On November 27, 2025 we received 1,918,478.78 KNTQ through the Kinetiq token generation event of that date. In addition, we secured the right to stake 28,888 liquid staking “kmHYPE” tokens with Markets by Kinetiq, a decentralized exchange enabled by Hyperliquid’s HIP-3. The Company owns 28,888 kmHYPE as of December 31, 2025.

As noted above, the Company currently stakes a majority of its HYPE tokens. Staking provides revenues to the Company in the form of staking yields, but creates liquidity risks given that staked tokens are not sellable until a seven-day un-staking queue is completed. The Company anticipates operating with enough cash, cash equivalents, and USDH (a US dollar-pegged stablecoin native to the Hyperliquid ecosystem), to cover its expenses and any debt payments.

HYPE Liquid Staking

Liquid staking allows Hyperion DeFi to earn staking rewards while maintaining liquidity and accessing additional yield opportunities. Through liquid staking, we deposit HYPE to a non-custodial liquid staking protocol and receive liquid staking tokens in return that represent our staked position and accrued rewards. These liquid staking tokens may be used throughout the HyperEVM ecosystem in decentralized finance applications, while the underlying HYPE remains staked and earning consensus-layer rewards. Hyperion DeFi participates in liquid staking through Kinetiq, a non-custodial liquid staking protocol built on Hyperliquid.

When Hyperion DeFi deposits HYPE to Kinetiq for staking, we receive liquid staking tokens such as “HiHYPE”, “kHYPE” or “kmHYPE”, which represent a proportional claim on the underlying staked HYPE and accrued staking rewards, remains liquid and tradeable on HyperEVM’s decentralized exchanges, automatically accrues staking rewards with the token balance increasing daily, can be redeemed for HYPE at any time (subject to liquidity and redemption queue conditions), and can be held, traded, or deployed in DeFi strategies without unstaking the underlying HYPE. The Kinetiq protocol operates non-custodially, meaning Kinetiq does not take possession or control of user HYPE; instead, users retain cryptographic control and can verify that their HYPE is staked to designated validators on HyperCore at all times.

HYPE Asset Use Service (HAUS) and Protocol Partnerships

Beyond core staking, Hyperion DeFi supplies HYPE inventory to third-party DeFi protocols including structured agreements known as HYPE Asset Use Service (HAUS). Under HAUS agreements, the Company’s partners use the HYPE inventory to enable unique on-chain utility, and the Company receives compensation in the form of fees on transaction volume, revenue share from protocol earnings, additional HYPE or other tokens as incentive payments, and potentially equity or governance tokens in the protocol. These arrangements are contractually documented and operate within specified risk parameters managed by Hyperion DeFi’s treasury and risk policies.

The Company entered its first HYPE Asset Use Service Agreement on September 12, 2025 with Credo Cayman. The Company linked 100,000 of its owned and staked HYPE tokens to the trading wallet of Credo Cayman, allowing Credo Cayman to receive reduced trading fees on the Hyperliquid decentralized exchange, and entitling the Company to earn a portion of those fee savings as income.

On October 28, 2025, Hyperion DeFi entered into a HAUS agreement with Felix, pursuant to which we supply HYPE inventory to support custom markets and derivative trading strategies. The Company is entitled to earn a portion of the trading fees generated on these markets as income.

On November 19, 2025, the Company entered into a Temporary Use Agreement with Native Markets, Inc. Under this agreement, 300,000 of the Company’s HYPE tokens are staked at a deployer address to meet certain requirements of the Hyperliquid blockchain which unlocks more favorable economics for the USDH stablecoin. In return, the Company receives a fee for the use of its tokens by Native Markets, Inc., and the Company is entitled to receive all staking rewards on the tokens.

Hyperliquid Governance

Governance of the Hyperliquid protocol is conducted through a decentralized, token-based voting system. Holders of HYPE tokens can propose and vote on protocol upgrades, parameter changes, and treasury allocations. Governance decisions are executed on-chain via smart contracts, ensuring transparency and immutability. The governance framework is designed to align incentives among stakeholders and promote long-term protocol sustainability.

The Optejet

Hyperion DeFi is also developing the proprietary Optejet User Filled Device (the “Optejet UFD”), which is designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. The Optejet UFD is especially useful in chronic front-of-the-eye diseases due to its ease of use, enhanced safety and tolerability, and potential for superior compliance versus standard eye drops. Together, these benefits may result in higher treatment compliance and better outcomes for patients and providers.

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

We anticipate registering the second generation of the Optejet UFD as a liquid drug delivery device, based on our experience with MydCombi®. MydCombi was the only Food and Drug Administration-approved fixed combination of the two leading mydriatic agents, tropicamide and phenylephrine, in the United States delivered with technology that is nearly identical to the first generation of the Optejet UFD. In the first quarter of 2026, we executed a non-binding Letter of Intent to monetize the Optejet UFD, and we expect the transaction to close in the second quarter of 2026.

Human Capital Resources

As of December 31, 2025, we had nine employees, all of which are full-time employees. On January 12, 2026, Robert Rubenstein joined the Company as General Counsel and Secretary. We also engage various consultants and contractors.

We consider our relations with our employees to be good. To successfully operate our business, we must be able to attract and retain highly skilled personnel. We continually evaluate our business needs and opportunities, and balance in-house expertise and capacity with outsourced expertise and capacity.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. Digital asset treasury companies both large and small compete for a limited number of qualified applicants to fill specialized positions. To attract qualified applicants, we offer a total rewards package potentially consisting of base salary and cash target bonus, a comprehensive benefit package and equity compensation. Bonus opportunity and equity compensation increase as a percentage of total compensation based on level of responsibility. Actual bonus payout is based on performance.

Our success is rooted in the diversity of our teams and our commitment to inclusion. We value diversity at all levels. We believe that our business benefits from the different perspectives a diverse workforce brings, and we pride ourselves on having a strong, inclusive and positive culture based on our shared mission and values.

Information About Our Directors and Executive Officers

Name	Position
Michael Geltzeiler	Director
Rachel Jacobson	Director
Ellen Strahlman, M.D., MHSc	Director
Happy Walters	Director
Hyunsu Jung	Director and Chief Executive Officer
David Knox	Chief Financial Officer and Treasurer
Robert Rubenstein	General Counsel and Secretary

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at www.hyperiondefi.com as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The SEC maintains a website (www.sec.gov) that includes our reports, proxy statements and other information.

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

RISKS RELATED TO OUR HYPE TOKEN TREASURY STRATEGY

The Hyperliquid platform and technologies and HYPE have a limited operating history.

The Hyperliquid blockchain, exchange and related products launched in early 2023, and the HYPE token launched in November 2024. When we refer to HYPE, we are referring to HYPE tokens and liquid staking tokens derived from HYPE tokens (“LSTs”). We also hold other digital assets. Hyperliquid is an early-stage project with a limited operating history. Developers, validators, traders and market makers may not adopt Hyperliquid’s technology, and we believe that Hyperliquid’s adoption will likely depend on significant platform and product development and differentiation in a highly competitive market. A failure to scale, unexpected technical flaws, privacy issues or the lack of engagement could materially reduce demand for HYPE and adversely affect its value.

Because our treasury strategy is currently primarily focused on holdings of HYPE, our treasury assets are highly dependent upon the value and performance of the Hyperliquid platform and HYPE. If the Hyperliquid platform fails to achieve its objective, or has significant setbacks or delays, the value of HYPE may severely decline, which could materially and adversely impact the value of our treasury assets, liquidity, and financial condition, which could have a substantial impact on the value of our common stock.

HYPE is subject to extreme price volatility, and any sustained decline in the market price of HYPE could lead to substantial losses on our digital asset holdings and could adversely affect the market price of our common stock.

The price of HYPE has exhibited sudden and significant fluctuations due to shifts in market sentiment, speculative trading, macroeconomic trends, technology-related disruptions and regulatory announcements. Because digital asset trading markets are relatively new, largely unregulated and, at times, subject to limited liquidity, HYPE has experienced and may continue to experience larger or more frequent price swings than traditional asset classes. A rapid decrease in the price of HYPE - whether the result of negative perception, a lack of stability on the digital asset trading platforms on which HYPE trades, market manipulation of cryptocurrency trading platforms by customers, a cyber-security incident, regulatory action or other factors-could materially reduce the value of any HYPE we hold, force us to recognize impairment charges, and depress the market price of our securities.

Additionally, large portions of HYPE, potentially 238 million HYPE tokens or more, have been reported to be held by the Hyperliquid core contributors. As a result, trading activity by these parties could have a material impact on the price and trading volume of HYPE. Further, to our knowledge, the core contributors and other large holders of HYPE began to “unlock” their tokens on November 29, 2025, meaning that they became able to sell some of their HYPE starting on such date and at periodic unlock dates over a multi-year period. The large influx of HYPE increases the circulating supply, which can lead to a price drop if demand does not increase proportionally to absorb the new tokens. If all HYPE tokens that were unlocked on that day and are unlocked on subsequent unlock dates are immediately sold, this could have significant impacts on the price of HYPE on or around such unlock dates and depress the price of our common stock.

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

Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of HYPE decreased substantially, including as a result of:

●	decreased user and investor confidence in HYPE, including due to the various factors described in this filing;
●	investment and trading activities such as (i) trading activities of highly active retail and institutional users, speculators and investors or (ii) actual or expected significant dispositions of HYPE by large holders, including the expected liquidation of digital assets seized by governments or associated with entities that have filed for bankruptcy protection, or associated with tokens vested by the Hyperliquid core team;
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, HYPE, Hyperliquid or the broader digital assets industry;
●	changes in consumer preferences and the perceived value or prospects of HYPE or the utility of Hyperliquid;
●	competition from other decentralized exchanges or digital assets that exhibit comparable or better speed, security, scalability or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, to the extent the decrease in the price of such other digital assets may cause a decrease in the price of HYPE or adversely affect investor confidence in digital assets generally;
●	developments relating to the Hyperliquid blockchain, including (i) changes to the Hyperliquid blockchain that impact its security, speed, scalability, usability or value, such as changes to the cryptographic security protocol underpinning the Hyperliquid blockchain, changes to the maximum number of HYPE outstanding, changes to the mutability of transactions, changes relating to the size of blockchain blocks, and similar changes; (ii) failures to make upgrades to the Hyperliquid blockchain and the Hyperliquid interface to adapt to security, technological, legal or other challenges; and (iii) changes to the Hyperliquid blockchain that introduce software bugs, security risks or other elements that adversely affect HYPE;
●	disruptions, failures, unavailability, or interruptions in services of trading venues for HYPE;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custody infrastructure providers, trading venues, lending platforms, investment funds, or other digital asset industry participants;
●	regulatory, legislative, enforcement and judicial actions that adversely affect access to, functionality of or performance of Hyperliquid and its associated products such as cryptocurrency perpetual futures, the price, ownership, transferability, trading volumes, legality or public perception of, HYPE or other Layer 1 blockchains, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from accessing the Hyperliquid decentralized exchange and its associated products or operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	transaction congestion and fees associated with processing transactions on the Hyperliquid network;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions and fiat currency devaluations;

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the Hyperliquid blockchain becoming insecure or ineffective; and
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, and the adverse impacts attributable to global conflicts, including those between Russia and Ukraine and in the Middle East.

The price of our listed securities has been and is likely to continue to be volatile, and with the adoption of our cryptocurrency treasury strategy in 2025, we expect to continue to see additional volatility in our stock price. In addition, if investors view the value of our listed securities as dependent upon or linked to the value or change in the value of our HYPE holdings, the price of HYPE may significantly influence the market price of our listed securities. The price of HYPE has historically been, and is likely to continue to be, volatile.

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

The digital asset ecosystem is characterized by rapid technological innovation and evolution, short development cycles, and intense competition among Layer 1 blockchains and related infrastructure providers. Numerous alternative cryptocurrencies, blockchains, and DeFi platforms are vying for market share in areas such as perpetual futures trading, staking, and on-chain liquidity provision, which are core to the Hyperliquid ecosystem and its HYPE token. As of February 28, 2026, HYPE was the eleventh largest digital asset by market capitalization (excluding stablecoins), as tracked by CoinMarketCap.com, based on circulating market capitalization. As of February 28, 2026, the top eleven digital assets tracked by CoinMarketCap.com (excluding stablecoins) had a total market capitalization of approximately $1.82 trillion (including the approximately $7.5 billion market cap of HYPE, based on circulating market capitalization), as calculated using market prices and total available supply of each digital asset.

HYPE faces competition from a wide range of digital assets, including Bitcoin and Ether, and from existing protocols, such as Aptos and Sei, as well as new entrants that are currently being developed. Many consortiums and financial institutions are also researching and investing resources into private or permissioned blockchain platforms rather than open platforms like the Hyperliquid network. As 99% of Hyperliquid’s revenues are currently allocated to the Assistance Fund for the repurchase of HYPE tokens, a decline in revenue could have a material impact on the demand for HYPE tokens. In addition, HYPE is supported by fewer trading platforms than more established digital assets, such as Bitcoin and Ether, which could impact its liquidity. Further, the Hyperliquid network is in direct competition with other smart contract platforms, such as the Ethereum, Solana, Avalanche and Cardano networks. Competition from the emergence or growth of alternative digital assets or other smart contract platforms could have a negative impact on the demand for, and price of, HYPE, and thereby adversely affect the value of our HYPE holdings.

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

Investors may also invest in HYPE through means other than our securities, including through direct investments in HYPE and other financial vehicles, such as securities backed by or linked to HYPE and digital asset treasury companies similar to us. Market and financial conditions, and other conditions beyond our control, may make it more attractive to gain exposure to HYPE through other vehicles, rather than our securities.

Proof-of-stake blockchains are a relatively recent innovation, and have not been subject to as widespread use or adoption over as long of a period of time as traditional proof-of-work blockchains.

Certain digital assets, such as Bitcoin, use a “proof-of-work” consensus algorithm. The genesis block on the Bitcoin blockchain was mined in 2009, and Bitcoin’s blockchain has been in operation since then. Many newer blockchains enabling smart contract functionality use a newer consensus algorithm known as “proof-of-stake.” While their proponents believe that they may have certain advantages, the “proof-of-stake” consensus mechanisms and governance systems underlying many newer blockchain protocols, including the Hyperliquid network, and their associated digital assets – including our HYPE holdings – have not been tested at scale over as long of a period of time or subject to as widespread use or adoption as, for example, Bitcoin’s proof-of-work consensus mechanism has. This could lead to these blockchains, and their associated digital assets, having undetected vulnerabilities, structural design flaws, suboptimal incentive structures for network participants (e.g., validators), technical disruptions or a wide variety of other problems, any of which could cause these blockchains not to function as intended, lead to outright failure to function entirely causing a total outage or disruption of network activity, or cause the blockchains to suffer other operational problems or reputational damage, leading to a loss of users or adoption or a loss in value of the associated digital assets, including our HYPE holdings. Over the long term, there can be no assurance that the proof-of-stake blockchain on which our HYPE holdings rely will achieve widespread scale or adoption or perform successfully. Any failure to do so could negatively impact the price of HYPE and the value of our HYPE holdings.

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

As a result of our HYPE treasury strategy, our assets are concentrated in our HYPE holdings. Accordingly, the emergence or growth of digital assets other than HYPE may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, that are researching and investing resources into private or permissioned blockchain platforms or digital assets, that do not use proof-of-stake consensus mechanism like the Hyperliquid network, or use different technical innovations that build upon or improve the proof-of-stake consensus mechanism. For example, in late 2022, the Ethereum network transitioned to a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. The Ethereum network has completed another major upgrade since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in Ethereum and other alternative digital assets are perceived as superior to proof-of-stake, those digital assets could gain market share relative to HYPE.

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

Historically, cryptocurrency markets have been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in their entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital asset holdings at favorable prices or at all. Further, we use custody infrastructure providers and transact with trade execution partners. Currently, we do not deposit our digital assets directly with a custodian but instead use a self-custody approach using infrastructure provided by a custodian. These entities do not have the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation. For example, U.S. banks are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor in the case of the bank’s insolvency. In addition, U.S. broker-dealers are covered by the Securities Investor Protection Corporation (“SIPC”), which ensures recovery of the securities by the depositor. In contrast, cryptocurrency custody infrastructure providers do not offer such protections. If such a provider were to become insolvent, it is possible that, while the assets are not in custody of a third party, we could face delays or difficulties with respect to the management of our digital assets.

Apart from the risk of insolvency of the custody infrastructure provider, there is also a risk of custodians causing operational difficulty, typically in connection with a security incident, regulatory compliance or technical issues, and may be unresponsive to customers attempting to retrieve their funds. In such events, it may be difficult to reach a representative to assist with unfreezing assets and we may not be able to sell or use our digital assets.

Additionally, the secondary market for borrowing against digital assets is not well developed. We may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered digital assets or otherwise generate funds using our digital assets, especially during times of market instability or when the price of digital assets has declined significantly. If we are unable to sell our digital assets, enter into additional capital raising transactions using digital assets as collateral or otherwise generate funds using our digital assets, or if we are forced to sell our digital assets at a significant loss in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the price of HYPE and other digital assets.

Central banks in various countries have introduced digital forms of legal tender. China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. Central banks representing at least 130 countries have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, HYPE and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, HYPE. As a result of any of the foregoing factors, the price of HYPE could decrease, which could adversely affect the value of our HYPE holdings.

The Company’s options activity on the price of HYPE exposes the Company to financial, liquidity, and counterparty risk.

The Company operates an options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. The Company executes its options strategies through agreements with institutional counterparties. Confirmations of transaction activity are executed among the Company and its counterparties. In 2025, the Company only executed out of the money covered call option agreements, on the price of HYPE sold against and collateralized by HYPE owned by the Company (including liquid staking tokens such as HiHYPE and kHYPE). Executing covered calls limits upside appreciation potential on the Company’s corresponding digital assets. In addition, these covered call agreements are typically collateralized 100% by the Company’s underlying digital assets. This means the Company is restricted from selling, transferring, or otherwise deploying corresponding HYPE tokens while posted as collateral under open positions. In the first quarter of 2026, the Company also sold out of the money puts on the price of HYPE. Selling puts may obligate the Company to purchase HYPE at a level above the current market price if the options expire in-the-money, which could result in a subsequent unrealized loss on the value of HYPE purchased. In addition, these put agreements are typically 100% collateralized by cash, USDC, or USDH, and the Company is restricted from utilizing that collateral for other purposes. The Company may choose to execute other options strategies in the future, including but not limited to, purchasing puts. There can be no assurance that such options activity will result in net positive economic impacts to the Company. Further, while the Company conducts due diligence on its counterparties, including their safeguarding practices with respect to the Company’s posted collateral, there can be no assurance that the posted collateral will be returned to the Company when the positions are closed. In addition, while counterparty diversification is a factor in the Company’s decision for which counterparties to use, all collateral under the Company’s options strategy may be posted to one counterparty or concentrated in a small number of counterparties, which may create concentrated risk of loss.

The Company’s Temporary Use Agreement with Native Markets, Inc. exposes the Company to financial risk, earnings volatility, liquidity constraints, and risk of loss.

On November 19, 2025, the Company entered into a Temporary Use Agreement with Native Markets, Inc., for 300,000 HYPE tokens. This is the Company’s only Temporary Use Agreement, as of December 31, 2025. Under this Agreement, the Company’s 300,000 HYPE tokens are staked at a deployer address to meet certain requirements of the Hyperliquid blockchain which unlocks more favorable economics for USDH. In return the Company receives a fee for the use of its tokens by NativeMarkets, Inc., and the Company is entitled to receive all staking rewards on the tokens. The Company’s interest in the tokens is secured by a Security Agreement and UCC Filing. However, there can be no assurance that the Company’s tokens will be returned to the Company at the end of the Temporary Use Agreement. In addition, the Company has limited ability to sell, transfer, or obtain liquidity against its tokens while they are deployed into this strategy. Furthermore, given that this strategy has contractual limitations limiting the Company’s ability to withdraw its tokens without financial consequence, the Company may not be able to immediately deploy these tokens into more compelling economic opportunities without significant delay. The Company may enter into similar Temporary Use Agreements, or other arrangements whereby the Company’s tokens are deployed in bespoke arrangements with uncertain economic, liquidity, and risk outcomes.

There may be no realized economic value of the Company’s KNTQ tokens.

The Kinetiq protocol is a liquid staking platform built on the Hyperliquid Layer 1 blockchain. On November 27, 2025, Kinetiq executed a token generation event of its governance token called “KNTQ”. KNTQ gives holders voting rights to influence Kinetiq’s governance decisions, such as protocol upgrades, parameter changes, and reward structures. The maximum total supply of KNTQ is 1 billion, of which 25% was air dropped on November 27, 2025. It is reported that approximately 30% of the KNTQ maximum supply are retained for growth and rewards, 23.5% for contributors, 10% for the Kinetiq Foundation, and the rest for other purposes. The Company received 1,918,478.78 KNTQ in the airdrop on November 27, 2025. KNTQ has limited trading history, with a limited number of trading venues providing liquidity as of December 31, 2025. There can be no assurance that the Company will be able to monetize these tokens for any material economic value.

The Company’s liquid staking activities, including its holdings of HiHYPE, kHYPE, and kmHYPE (each an intangible digital asset), expose the Company to additional risks and earnings volatility.

Hyperion Institutional HYPE (“HiHYPE”), Kinetiq Staked HYPE (“kHYPE”) and Kinetiq Market HYPE (“kmHYPE”) are liquid staking tokens (each, an “LST”) designed by Kinetiq that enable the Company to access HyperEVM DeFi. Each LST evidences ownership of the Company’s deposited HYPE, the underlying digital asset of such LST, and automatically accrues staking rewards denominated in HYPE. Liquid staking allows the Company to earn native staking rewards while maintaining access to liquidity on its digital assets that can be used for additional strategies on- and off-chain.

The risks involved with liquid staking differ from direct staking, including the following:

●	Liquid staking requires a certain level of technical expertise to manage the staking and un-staking process effectively. There is associated counterparty risk tied to the reliance on using the liquid staking provider’s smart contract platform.
●	Disputes or compromise among the liquid staking provider’s core team may lead to the value of staking assets diverging from HYPE or failure to exit the liquid staking position.
●	The price of the staked derivative may decrease from its original price. This may happen because the new token has a lower market price.

●	If we lose any of our LSTs, we will also lose access to our staked token. This can result from liquidations at lending protocols or other execution partners, the loss of private keys or other forms of access to the addresses that hold our LSTs, and mistaken or stolen asset transfers.

The Hyperliquid network is based, in part, upon the development and deployment of smart contracts, which are self-executing contracts with the terms of the agreement written into software code. Like any software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract. The smart contract is deployed on Hyperliquid and, as such, may contain a bug or other vulnerability that may lead to the loss of, or inability to access, digital assets held in the smart contract. The Company currently relies on Kinetiq for its liquid staking solution. The smart contract code written by Kinetiq was audited by Code4rena, Spearbit, Pashov Audit Group and Zenith. Nevertheless, there is no guaranty against a bug or other vulnerability leading to a loss of digital assets.

In addition, the Company is also exposed to risk of losing HYPE in the pool due to system failure or hacking. As a result, LSTs do not confer an enforceable right to the underlying HYPE tokens, but only a claim. Further, the redemption of LSTs back into the underlying HYPE tokens may be subject to any protocol-defined lockup or unbonding periods.

LSTs are initially recognized at the fair value of the HYPE tokens exchanged and, due to their indefinite useful life, are not amortized but instead are subject to impairment testing. In contrast, HYPE is measured at fair value. The variances in valuation methods between HYPE and LSTs may create material volatility in the financial statements depending on conversion and redemption activity between HYPE and LSTs each period. In addition, any staking rewards earned on LSTs are not recognized until LSTs are redeemed.

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

The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of HYPE or the ability of individuals or institutions such as us to own or transfer HYPE. For example, within the past several years:

●	in March 2026, the SEC and the Commodity Futures Trading Commission (the “CFTC”) jointly released interpretive guidance regarding the application of federal securities laws to certain crypto assets and transactions (the “SEC Interpretive Release”). Among other things, the interpretive guidance aims to: provide a token taxonomy for digital commodities, digital collectibles, digital tools, stablecoins, and digital securities; address how a non-security crypto asset may become subject to, and how it may cease to be subject to, an investment contract; and clarify the application of federal securities laws to airdrops, protocol mining, protocol staking, and the wrapping of a non-security crypto asset; ,
●	in January 2025, President Trump signed an Executive Order instructing a working group comprised of representatives from key federal agencies to evaluate measures that can be taken to provide regulatory clarity and certainty built on technology-neutral regulations for individuals and firms involved in digital assets, including through well-defined jurisdictional regulatory boundaries. This area continues to evolve and additional regulations are likely to be issued in the future, the effect of which cannot be predicted at this time;
●	in January 2025, the SEC announced the formation of a “Crypto Task Force,” which was created to provide clarity on the application of the federal securities laws to the crypto asset market and to recommend policy measures with respect to digital asset security status, registration and listing of digital asset-based investment vehicles, and digital asset custody, lending and staking;
●	in November 2023, Binance Holdings Ltd. (“Binance”) and its then chief executive officer reached a settlement with the U.S. Department of Justice, the CFTC, the U.S. Department of Treasury’s Office of Foreign Asset Control, and the Financial Crimes Enforcement Network to resolve a multi-year investigation by the agencies and a civil suit brought by the Commodity Futures Trading Commission, pursuant to which Binance agreed to, among other things, pay $4.3 billion in penalties across the four agencies and to discontinue its operations in the United States;
●	in November 2023, the SEC filed a complaint against Payward Inc. and Payward Ventures Inc., together known as Kraken, alleging, among other claims, that Kraken’s crypto trading platform was operating as an unregistered securities exchange, broker, dealer and clearing agency;
●	in June 2023, the SEC filed complaints against Binance and Coinbase, Inc. (“Coinbase”), and their respective affiliated entities, relating to, among other claims, assertions that each party was operating as an unregistered securities exchange, broker, dealer and clearing agency;
●	in June 2023, the United Kingdom adopted and implemented the Financial Services and Markets Act 2023, which regulates market activities in “cryptoassets”;
●	in April 2023, the European Union adopted Markets in Crypto Assets Regulation, a comprehensive digital asset regulatory framework for the issuance and use of digital assets, like bitcoin;
●	in China, the People’s Bank of China and the National Development and Reform Commission have outlawed cryptocurrency mining and declared all cryptocurrency transactions illegal within the country, and
●	Uncertainty over the passage of legislation in the United States that would help clarify the regulatory landscape, such as the CLARITY Act.

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

Our HYPE and other digital assets treasury strategy subjects us to enhanced regulatory oversight.

There has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, fund criminal or terrorist activities, or circumvent sanctions regimes, including those sanctions imposed in response to the ongoing conflict between Russia and Ukraine. While we have implemented and maintain policies and procedures reasonably designed to promote compliance with applicable anti-money laundering and sanctions laws and regulations and take care to only acquire our HYPE and other digital assets through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our HYPE or other digital assets from bad actors that have used HYPE or other digital assets to launder money or persons subject to sanctions, we may be subject to regulatory proceedings, and any further transactions or dealings in HYPE or other digital assets by us may be restricted or prohibited.

A portion of our HYPE or other digital assets may serve as collateral securing our outstanding indebtedness, and we may incur additional indebtedness or enter into other financial instruments in the future that may be collateralized by our HYPE or other digital assets. We may also consider pursuing strategies to create income streams or otherwise generate funds using our HYPE or other digital assets. These types of digital assets-related transactions are the subject of enhanced regulatory oversight. These and any other digital assets-related transactions we may enter into, beyond simply acquiring and holding digital assets, may subject us to additional regulatory compliance requirements and scrutiny, including under federal and state money services regulations, money transmitter licensing requirements and various commodity and securities laws and regulations.

Additional laws, guidance and policies may be issued by domestic and foreign regulators following the filing for Chapter 11 bankruptcy protection by FTX, one of the world’s largest cryptocurrency exchanges, in November 2022. The FTX collapse may have increased regulatory focus on the digital assets industry. Increased enforcement activity and changes in the regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government or any new legislation affecting HYPE, as well as enforcement actions involving or impacting our trading venues, counterparties and custody infrastructure providers, may impose significant costs or significantly limit our ability to hold and transact in HYPE. However, it is important to note that Hyperliquid—the exchange to which HYPE is native—is intended to be more decentralized than FTX, such that a single entity is unlikely to exert complete control over the entire system. For example, unlike FTX when it filed for bankruptcy protection, Hyperliquid’s assets are custodied on-chain (not centrally by a single entity), order matching on Hyperliquid occurs transparently via on-chain mechanisms (not fully off-chain), Hyperliquid is governed by a set of approximately 24 validators (not a single individual), and Hyperliquid’s on-chain states (e.g., positions, collateral, and funding rates) are publicly available such that users can audit the system.

In addition, private actors that are wary of HYPE or the regulatory concerns associated with HYPE have in the past taken and may in the future take actions that may have an adverse effect on our business or the market price of our listed securities. For example, it is possible that a financial institution could restrict customers from buying our securities if it were to determine that the value of our securities is closely tied to the performance of HYPE, signaling a reluctance to facilitate exposure to virtual currencies.

Absent federal regulations, there is a possibility that HYPE may be classified as a “security.” Any classification of HYPE as a “security” would subject us to additional regulation and could materially and adversely impact the operation of our business.

If HYPE were classified as a “security” for purposes of the U.S. federal securities laws, our business would become subject to additional regulation, including a requirement to register as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). To date, neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they believe that HYPE should be classified as a “security.” There can be no certainty that the March 2026 SEC Interpretive Release, including in combination with other rulemakings or executive orders, will become recognized as authoritative framework for determining with certainty whether HYPE is or is not a “security” for purposes of the U.S. federal securities laws. For the reasons discussed below, we believe that HYPE should not be classified as a “security,” and, as a result, we do not believe the Company is required to register as an investment company under the Investment Company Act. However, because of the lack of any current authoritative framework for analyzing the issue, it is possible that the SEC or another regulatory body or federal court could determine that HYPE is a security. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that HYPE is a “security,” including a requirement to register as an investment company under the Investment Company Act. If we were required to register as an investment company, we expect we would need to make fundamental changes to our business model, strategy, operations and assets.

We have implemented a process for analyzing the U.S. federal securities law status of HYPE and other cryptocurrencies as guidance and case law continue to evolve. As part of this process, we take into account a number of factors, including the various definitions of what constitutes a “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, regulatory reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. In July 2025, the SEC announced “Project Crypto” which is expected to result in rulemakings and/or other authoritative guidance on how to determine whether digital assets are or are not “securities” for purposes of U.S. federal securities laws and in March 2026, the SEC issued the SEC Interpretive Release. Public statements by Chairman Atkins suggest that the SEC is considering further regulatory safe harbors. Further, it appears that the current United States Congress is inclined toward increased flexibility regarding the regulatory treatment of digital assets. We expect this area of regulation will develop rapidly during this Administration, and we plan to continually monitor developments in this area as they evolve.

Our position that HYPE is not a “security” is premised, in part, on our conclusion that HYPE does not meet the elements of the Howey test. Among the reasons for our conclusion that HYPE is not a security is that holders of HYPE do not have a reasonable expectation of profits from the efforts of Hyperliquid, the Hyperliquid Foundation or any other person, entity or group of persons in respect of their holding of HYPE. HYPE’s value does not primarily derive from the efforts of a centralized “manager” because Hyperliquid is structured around validator governance rather than a single operating entity. Relatedly, token holders are not passive investors; rather, they have the ability to directly influence governance decisions, staking incentives, and validator participation. Consistent with this analysis, we note that Hyperliquid’s founding team has stated a clear goal of “full decentralization” in both validator distribution and protocol governance, signaling an intent to eliminate all vestiges of centralized managerial reliance. Also, HYPE ownership does not guarantee the right to receive any interest, rewards or other returns.

While we recognize that any new regulatory framework for digital assets promulgated by the SEC, such as the SEC Interpretive Release, may not be based on all of the elements of the Howey test, we believe more generally that HYPE does not otherwise have the characteristics of a “security” for purposes of the U.S. federal securities laws. The views of the SEC and other regulators, and Congress, regarding the proper classification of HYPE and other digital assets may evolve over time, based in part on assessments of a multitude of factors over which we have no control. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion that HYPE should not be classified as a security, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that HYPE or any other digital asset we might hold is a “security.” If HYPE is alleged or ultimately determined to be a security, the viability of Hyperliquid, HYPE and our own business model would be materially and adversely affected. In such event, we would likely be required to register as an investment company under the Investment Company Act, and would also be at risk of enforcement proceedings and lawsuits against us, which could result in potential injunctions, cease-and-desist orders, fines and penalties. Such developments would adversely affect our business, results of operations, financial condition and prospects.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (ii) it engages or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities, and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the test described in clause (ii) in the previous sentence, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities and cash items) consists of, and no more than 45% of its net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity.

We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act since we believe HYPE is not an investment security. With respect to Section 3(a)(1)(A), we do not hold ourselves out as being engaged primarily or propose to engage primarily in the business of investing, reinvesting or trading in securities within the meaning of such section. With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C).

HYPE and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC (“BlockFi”), in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C) or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act—including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons—likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition and prospects. Investment companies in the United States that are not registered under Section 8 of the Investment Company Act (as we are not), and which are not exempt from such registration, are generally prohibited from engaging in interstate commerce, and the contracts entered into by such companies are generally unenforceable.

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

If the Hyperliquid network is disrupted or encounters any unanticipated difficulties, the processing of transactions on the Hyperliquid network may be disrupted, which in turn may prevent us from depositing or withdrawing HYPE from our wallet addresses or otherwise effecting HYPE transactions. Such disruptions could include, for example: the price volatility of HYPE; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians or others; the closing of HYPE trading platforms due to fraud, failures, security breaches or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Hyperliquid network. For example, in June 2025, after a trader allegedly manipulated the price of JELLY in a Hyperliquid vault market, Hyperliquid forcibly closed the market at a very low price to minimize losses. Hyperliquid’s intervention raised questions as to whether the platform is truly decentralized.

In addition, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

We face risks relating to the custody of our HYPE and other digital assets, such as the loss or destruction of private keys required to access our HYPE and cyberattacks or other data loss relating to our HYPE, including smart contract-related losses and vulnerabilities.

We hold our HYPE and other digital assets in self-custodied wallet addresses using infrastructure provided by Anchorage Digital Bank (a regulated custodian), as well as hardware wallet providers. Our wallet infrastructure does not restrict our ability to reallocate our HYPE and other digital assets among our wallet addresses, and our HYPE and other digital assets may be concentrated with a single custodian or custodial infrastructure provider from time to time. In light of the significant amount of HYPE that we hold, we expect to continually seek to engage additional custody infrastructure providers to achieve a greater degree of diversification in the custody of our HYPE as the extent of potential risk of loss is dependent, in part, on the degree of diversification. However, multiple custody infrastructure providers may utilize similar wallet infrastructure, cloud service providers or software systems, which could increase systemic technology risk. While we will conduct due diligence on our custody infrastructure providers and any smart contract platforms we may use, there can be no assurance that such diligence will uncover all risks, including operational deficiencies, hidden vulnerabilities or legal noncompliance.

HYPE is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the HYPE is held. While the Layer 1 blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the HYPE held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custody infrastructure providers will be able to access the HYPE held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custody infrastructure providers, will not be compromised as a result of a cyberattack. The HYPE and blockchain ledger, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities.

Our digital assets are not insured by the FDIC or SIPC.

The digital assets held by us are not insured. The market for such insurance is in the early stages. Further, banking institutions will not accept our digital assets and they are therefore not insured by the Federal Deposit Insurance Corporation (“FDIC”) or the Securities Investor Protection Corporation (“SIPC”). Therefore, a loss may be suffered with respect to our digital assets that is not covered by insurance and we may not be able to recover any of our carried value in these digital assets if they are lost or stolen or suffer significant and sustained reduction in conversion spot price. If we are not otherwise able to recover damages from a malicious actor in connection with these losses, our business and results of operations may suffer, which may have a material negative impact on the price of our securities. The limited rights of legal recourse available to us and our lack of insurance protection for risk of loss of our digital assets exposes us and our shareholders to the risk of loss of our digital assets for which no person may ultimately be held liable and we may not be able to recover our losses. Any uninsured losses may have an adverse effect on our results of operations, financial condition and prospects.

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

We use smart contracts that are subject to coding errors and other potential flaws.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, which could lead to a loss of our HYPE. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of HYPE or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise or protocol flaws, have occurred in the past and may occur in the future.

We are exposed to slashing risks.

Our participation in on-chain activities related to validating and DeFi partnerships, such as our HYPE Asset Use Service agreements, exposes the company to slashing risk, which may result in partial loss of staked digital assets. Slashing is an enforcement mechanism that financially penalizes blockchain network validators for behavior that endangers network security or reliability. Slashing may occur due to validator misbehavior, software flaws, operational mistakes or changes to network governance, with tokens permanently forfeited and not recoverable. Such losses could have a material adverse effect on our financial condition and reputation. While we seek to mitigate these risks through legal contracts, internal controls and counterparty diligence, residual risk remains due to factors beyond our control.

We face other risks related to our digital asset treasury reserve business model.

Our digital asset treasury reserve business model exposes us to various risks, including the following:

●	HYPE and other digital assets are subject to significant legal, commercial, regulatory and technical uncertainty, and our HYPE strategy subjects us to enhanced regulatory oversight;
●	regulatory changes could impact our ability to operate validators or receive rewards;
●	regulatory scrutiny of the Company’s activities may increase, potentially limiting our operations;
●	potential litigation risks exist related to smart contract vulnerabilities, validator operations, or our business activities;
●	uncertainty around the regulatory status of digital assets, including HYPE, may impact our ability to list on certain exchanges;
●	changes in political administration may not guarantee a favorable regulatory environment for digital assets;
●	future SEC actions or court decisions could retroactively classify digital assets as a security, potentially leading to penalties or forced unwinding of transactions; and
●	increased regulatory focus on Layer 1 blockchains beyond Bitcoin and Ethereum could result in new compliance requirements.

We may engage in distinct digital asset financing strategies in which we will leverage our digital asset holdings to acquire additional amounts of the same leveraged digital assets, and may do so on a compounded basis, which will increase our exposure to smart-contract, operational and counterparty risks.

We may engage in digital asset leverage strategies to acquire additional amounts of HYPE. As part of this strategy, we may borrow digital assets by pledging our own HYPE holdings as collateral, deploy these borrowed assets to acquire additional amounts of HYPE, and subsequently re-pledge the newly acquired HYPE to further engage in these leveraged transactions. As each of these transactions will be effectuated on chain, the strategy may expose us to significant smart-contract vulnerabilities and operational risks. The smart contracts that are used for purposes of these transactions may contain undiscovered bugs, logical errors or economic vulnerabilities that could be exploited by malicious actors or that could cause the contracts to perform in unintended ways, resulting in partial or total loss of our collateral and borrowed assets. In addition, the strategy may subject us to counterparty risk through the platforms we utilize to facilitate leveraging strategies including, among others, insolvency of the platform, coding errors and cyberattacks. Finally, lenders customarily require that collateral ratios be maintained within narrowly defined thresholds and may exercise broad contractual discretion to impose additional margin requirements or to liquidate collateral without notice when those thresholds are breached. We may also incur losses if the interest that accrues on our borrowings significantly exceeds the revenue generated by the borrowed HYPE.

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

Unrealized fair value gains on our HYPE holdings could cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act.

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

Accordingly, as a result of the enactment of the IRA and our adoption of ASU 2023-08, we could become subject to the CAMT in future tax years, unless the IRA is amended or the proposed regulations with respect to CAMT, when finalized, are revised to provide relief (or other interim relief is granted). If we become subject to the CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.

Due to the unregulated nature and lack of transparency surrounding the operations of many HYPE trading venues, these trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in HYPE trading venues and adversely affect the value of our HYPE.

HYPE trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many HYPE trading venues that do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in HYPE trading venues, including prominent exchanges that handle a significant volume of HYPE trading and/or are subject to regulatory oversight, in the event one or more HYPE trading venues cease or pause for a prolonged period the trading of HYPE or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

The SEC alleged as part of its June 5, 2023, complaint against Binance that Binance committed strategic and targeted “wash trading” through its affiliates to artificially inflate the volume of certain digital assets traded on its exchange. The SEC has also brought actions against individuals and digital asset market participants alleging that such persons artificially increased trading volumes in certain digital assets through wash trades, or repeated buying and selling of the same assets in fictitious transactions to manipulate their underlying trading price. Such reports and allegations may indicate that the HYPE market is significantly smaller than expected and that the United States makes up a significantly larger percentage of the HYPE market than is commonly understood. Any actual or perceived wash trading in the HYPE market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of our HYPE.

Negative perception, a lack of stability in the broader digital currency markets and the closure, temporary shutdown or operational disruption of HYPE trading venues, lending institutions, institutional investors, institutional miners, custodians, or other major participants in the HYPE ecosystem, due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy or any other reason, may result in a decline in confidence in HYPE and the broader digital currency ecosystem and greater volatility in the price of HYPE. For example, in 2022, each of Celsius Network, Voyager Digital, Three Arrows Capital, FTX and BlockFi filed for bankruptcy, following which digital assets significantly declined. In addition, in June 2023, the SEC announced enforcement actions against Coinbase and Binance, two providers of large trading venues for digital assets, which similarly was followed by a decrease in the market price of digital assets. These were followed in November 2023 by an SEC enforcement action against Payward Inc. and Payward Ventures Inc., together known as Kraken, another large trading venue for digital assets. While the complaint against Coinbase was dismissed in February 2025, the complaint against Payward Inc. and Payward Ventures Inc. was dismissed with prejudice in March 2025, and the complaint against Binance was dismissed in May 2025, the SEC or other regulatory agencies may initiate similar actions in the future. As the price of our listed securities may be affected by the value of our HYPE holdings, the failure of a major participant in the digital currency ecosystem could have a material adverse effect on the market price of our listed securities.

Delisting of our common stock from Nasdaq could prevent us from maintaining an active, liquid and orderly trading market for our common stock.

Our ability to publicly or privately sell equity securities and the liquidity of our common stock would be adversely affected if we are delisted from The Nasdaq Capital Market or if we are unable to transfer our listing to another stock market. In the past, we have encountered issues with compliance with aspects of the Listing Rules of The Nasdaq Stock Market LLC (“Nasdaq”), including the rules relating to minimum bid price and stockholders’ equity.

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

If our common stock is delisted by Nasdaq, the price of our common stock may decline, and although our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system or on the pink sheets, an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock. If our common stock is delisted from Nasdaq, trading in our securities may be subject to the SEC’s “penny stock” rules. These “penny stock” rules will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

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

On November 22, 2022, we entered into a Loan and Security Agreement with Avenue Capital (as amended, the “Loan and Security Agreement”), which is secured by a lien on all of our assets. The amount we owed under the Loan and Security Agreement as of December 31, 2025 was $8,339,366. The Loan and Security Agreement contains customary affirmative and negative covenants and events of default. Affirmative covenants include, among others, covenants requiring us to protect and maintain our intellectual property and comply with all applicable laws, deliver certain financial reports and maintain insurance coverage. Negative covenants include, among others, covenants restricting us from transferring any part of our business or intellectual property, incurring additional indebtedness, engaging in mergers or acquisitions, repurchasing shares, paying dividends or making other distributions, making investments, and creating other liens on our assets, including our intellectual property, in each case subject to customary exceptions. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility. These restrictions may include, among other things, limitations on the incurrence of additional debt and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens, pay dividends, redeem capital stock or make investments. If we default under the terms of the Loan and Security Agreement or any future debt facility, Avenue may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we were to be liquidated, Avenue’s right to repayment would be senior to the rights of the holders of our common stock. Avenue could declare an event of default upon the occurrence of any event that could reasonably be expected to result in what they interpret as a material adverse effect as defined under the Loan and Security Agreement. Any declaration by Avenue of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline.

If we are unable to raise sufficient additional capital on acceptable terms, we may be unable to expand or maintain our HYPE reserve, which could adversely affect our liquidity, financial condition and growth prospects.

We completed a private placement of our securities on June 20, 2025, the net proceeds of which have been used for our HYPE treasury strategy. To the extent holders exercise the warrants we have issued for cash, we may acquire additional HYPE at market prices, which could magnify our exposure to HYPE price volatility. If we are unable to raise sufficient additional capital through warrant exercises, our at-the-market offering facility or other equity financings on acceptable terms, we may be unable to expand or maintain our HYPE reserve, which could adversely affect our liquidity, financial condition and growth prospects.

We may need to raise additional capital in the future, which may not be available on reasonable terms, or at all.

We require significant capital resources in order to continue to operate our business. As of December 31, 2025, we had cash and cash equivalents of $6.4 million and an accumulated deficit of approximately $240.6 million. Also as of December 31, 2025, we owed approximately $8.3 million in principal and accrued interest under the Loan and Security Agreement. We expect to continue to incur cash outflows from operations for the near future. Implementation of our plans will depend on many factors, including our ability to successfully commercialize our products and services, competing technological and market developments, and the need to enter into collaborations with other companies.

Also, it is very difficult to project our current monthly cash burn rate, and we may expend our resources sooner than we anticipate. Although we have the ability to liquidate HYPE tokens to fund our operations, any required additional capital may not be available on reasonable terms, if at all, due to a variety of factors, including volatile conditions in the economy and capital markets, due to inflation, questions about bank stability and other factors. If we are unsuccessful in our operations to secure additional financing, or if any such incremental financing is not sufficient to fund our operations, we may be required to take additional measures to reduce costs in order to conserve our cash.

We may not be able to obtain financing on favorable terms, if at all. If we raise additional funds by issuing equity securities, the percentage ownership of our then current stockholders will be reduced, and the holders of the new equity securities may have rights superior to those of our then existing securityholders, which could adversely affect the market price of our common stock and the voting power of shares of our common stock. If we raise additional funds by issuing debt securities or preferred stock, the holders of such securities may have rights that are senior to those of our then existing securityholders, and the terms of those securities could impose restrictions on operations and create a significant interest expense for us, which could have a materially adverse effect on our business.

A significant portion of our total outstanding shares may be sold into the market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is performing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time, subject to certain restrictions. These sales, or the perception in the market that holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of December 31, 2025, we had 600,000,000 shares of common stock authorized and 8,680,005 shares of common stock outstanding, 33,820,785 shares of common stock issuable upon exercise of warrants, 92,075 shares of common stock issuable upon exercise of options, 1,545,000 shares of common stock issuable upon the vesting of restricted stock units (“RSUs”) and 16,307,691 shares of common stock issuable upon conversion of our Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”).

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act, and the rules and regulations of Nasdaq. The requirements of these rules and regulations result in legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly, and may also place undue strain on our personnel, systems and resources.

We are required to disclose changes made to our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer a “smaller reporting company” as defined in the rules of the SEC. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

An internal control system, no matter how well-designed, cannot provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act, or if we are unable to maintain proper and effective internal controls, we might not be able to produce timely and accurate financial statements. If that were to happen, the market price of our stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities.

Any failure to maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations. Any failure to implement and maintain effective internal controls also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports filed with the SEC under Section 404 of the Sarbanes-Oxley Act. Ineffective disclosure controls and procedures or internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. Implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not be effective, however, in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In the event that we are not able to demonstrate compliance with Section 404 of the Sarbanes-Oxley Act, that our internal controls are perceived as inadequate, or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and our stock price could decline.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting, which may raise questions regarding the accuracy and reliability of our financial statements and our ability to report accurately in the future.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses, both in the past and currently, and have taken steps to remediate those material weaknesses, as follows:

●	As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting because the controls associated with evaluating our right-of-use (ROU) assets for potential impairment were not adequately designed or operating effectively. This deficiency resulted from a lack of sufficient precision in our control activities to properly account for the impairment of ROU assets and to appropriately measure the impairment loss.

To remediate this material weakness, management redesigned the control requiring that ROU assets be evaluated for impairment upon the occurrence of triggering events. The control now includes the identification of appropriate asset groups, a structured assessment of triggering events, the application of the required order of impairment testing, including performance of the undiscounted cash flow recoverability test with measurement of the impairment utilizing the fair value of the asset group as required, with contemporaneous written documentation subject to review by the Chief Financial Officer.

●	As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting because the controls over the accounting for certain significant and complex, non-routine transactions and events were not adequately designed or operating effectively. Specifically, we failed to properly account for the fair value of common equity shares issued in relation to the consideration for licensing agreements and debt modification.

To remediate this material weakness, management redesigned the control associated with contractual equity issuances. The control now requires that all such obligations to issue equity are subject to a mandatory accounting assessment, followed by a review by a professional with the requisite technical competence.

Management has evaluated the design, implementation and operating effectiveness of these enhanced controls and has concluded that the two material weaknesses described above have been remediated and are operating effectively as of December 31, 2025. This remediation represents a material change to our internal control over financial reporting during the quarter ended December 31, 2025.

In addition, during the process of preparing the financial statements as of, and for the year ended, December 31, 2025, we determined that we had a new material weakness. We failed to properly design and implement controls over digital asset pricing, specifically relating to validation of digital asset pricing and principal market determination provided by third party service providers.

Due to the existence of this material weakness, our management has concluded that, as of December 31, 2025, our internal control over financial reporting was not effective.

We have since taken steps to redesign the internal controls over digital asset pricing and principal market determination, including implementation of an internal process to test, and independently verify, the digital asset pricing data received from the third party source. Our management is committed to taking further action and implementing necessary enhancements or improvements, including those necessary to address the material weakness cited above. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We cannot provide any assurance that the measures we have taken will be sufficient to remediate the material weakness that existed as of December 31, 2025 or will avoid additional material weaknesses from occurring in the future. These material weaknesses, or those that may occur in the future, could have an adverse effect on our ability to meet our reporting obligations, which could cause our investors to lose confidence in our publicly reported information, cause the market price of our stock to decline, harm our reputation, business and financial results, and expose us to litigation or investigations by the SEC or other regulatory authorities.

OTHER RISKS RELATING TO THE OWNERSHIP OF OUR COMMON STOCK

Provisions in our corporate charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control of us that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors (the “Board of Directors” or the “Board”). Among other things, these provisions:

●	allow the authorized number of our directors to be changed only by resolution adopted by a majority of our Board of Directors;
●	limit the manner in which stockholders can remove directors from the board of directors, as may be permitted by law;
●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board of Directors;
●	limit who may call stockholder meetings; and
●	authorize our Board of Directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board of Directors.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

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

Unless we consent to the selection of an alternative forum, our certificate of incorporation provides that the Court of Chancery of the State of Delaware (the “Court of Chancery”) will be, to the fullest extent permitted by law, the sole and exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees or agents to the Company or our stockholders; any action asserting a claim against us arising pursuant to the DGCL, or our certificate of incorporation or bylaws; any action to enforce or determine the validity of our certificate of incorporation or bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. Since the choice of forum provisions are only applicable to “the fullest extent permitted by law,” as provided in our certificate of incorporation, the provisions do not designate the Court of Chancery as the exclusive forum for any derivative action or other claim for which the applicable statute creates exclusive jurisdiction in another forum. As such, the choice of forum provisions do not apply to any actions arising under the Securities Act of 1933, as amended, or the Exchange Act.

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

The trading market for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If securities analysts do not continue coverage of us, the trading price of our stock could decrease. Additionally, if one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

We are an “smaller reporting company” and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.

We are considered a “smaller reporting company” under Rule 12b-2 of the Exchange Act. We are therefore entitled to rely on certain reduced disclosure requirements, such as an exemption from providing selected financial data and certain executive compensation information. These exemptions and reduced disclosures in our SEC filings due to our status as a smaller reporting company also mean our auditors are not required to review our internal control over financial reporting and may make it harder for investors to analyze our results of operations and financial prospects. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock prices may be more volatile. We will remain a smaller reporting company until our public float exceeds $250 million as of the last business day of our most recently completed second quarter if our annual revenues are $100 million or more as of our most recently completed fiscal year, or until our public float exceeds $700 million as of the last business day of our most recently completed second quarter if our annual revenues are less than $100 million as of our most recently completed fiscal year.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses, breaches, interruptions due to employee error, malfeasance, faulty password management, lapses in compliance with privacy and security mandates or other disruptions. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur substantial liability. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Our information technology systems may have vulnerabilities, and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyberattacks, such as ransomware attacks. A significant cyber incident, including system failure, security breach, disruption by malware or other damage, could interrupt or delay our operations, result in a violation of applicable cybersecurity and privacy and other laws, damage our reputation, cause a loss of customers or expose sensitive data, or give rise to monetary fines and other penalties, which could be significant.

Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Third parties may attempt to fraudulently induce employees or other persons into disclosing usernames, passwords or other sensitive information, which may in turn be used to access our information systems, commit identity theft or carry out other unauthorized or illegal activities. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. We engage third-party vendors and service providers to store and otherwise process some of our data, including sensitive and personal information. Our vendors and service providers may also be the targets of the risks described above, including cyberattacks, malicious software, phishing schemes and fraud. Our ability to monitor our vendors and service providers’ data security is limited, and, in any event, third parties may be able to circumvent those security measures, resulting in the unauthorized access to, misuse, disclosure, loss or destruction of our data, including sensitive and personal information, and disruption of our or third-party service providers’ systems. We and our third-party service providers may face difficulties in identifying, or promptly responding to, potential security breaches and other instances of unauthorized access to, or disclosure or other loss of, information. Any hacking or other attack on our or our third-party service providers’ or vendors’ systems, and any unauthorized access to, or disclosure or other loss of, information suffered by us or our third-party service providers or vendors, or the perception that any of these have occurred, could result in legal claims or proceedings, loss of intellectual property, liability under laws that protect the privacy of personal information, negative publicity, disruption of our operations and damage to our reputation, which could divert our management’s attention from the operation of our business and materially and adversely affect our business, revenues and competitive position. Moreover, we may need to increase our efforts to train our personnel to detect and defend against cyber- or phishing-attacks, which are becoming more sophisticated and frequent, and we may need to implement additional protective measures to reduce the risk of potential security breaches, which could cause us to incur significant additional expenses.

Any such security breach or interruption, as well as any action by us or our employees or contractors that might be inconsistent with the rapidly evolving data privacy and security laws and regulations applicable within the United States, could result in enforcement actions by U.S. states and the U.S. federal government, regulatory penalties, other legal proceedings, including but not limited to private litigation, the incurrence of significant remediation costs, disruptions to our business operations, diversion of management efforts and damage to our reputation, which could harm our business and operations. Because of the rapidly moving nature of technology and the increasing sophistication of cybersecurity threats, our measures to prevent, respond to and minimize such risks may be unsuccessful.

In addition, our insurance may be insufficient to cover our losses resulting from cyber-attacks, breaches or other interruptions, and any incidents may result in loss of, or increased costs of, such insurance. The successful assertion of one or more large claims against us that exceed available insurance coverage, the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, or denials of coverage, could have a material adverse effect on our business, including our financial condition, results of operations and reputation.

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

In terms of governance and oversight, the following is in place to enhance transparency and accountability in cybersecurity management:

Responsibility Assignment:

●	The Company’s Chief Executive Officer (CEO) assumes a pivotal role in overseeing the cybersecurity risk management program. The CEO collaborates with business leaders on the matters of cybersecurity across the Company.

Board Oversight:

●	Cybersecurity risks fall within the purview of the Audit Committee and, ultimately, the Board of Directors. Regular oversight and reviews occur at established intervals. The Audit Committee engages in discussions with the CEO and Company management at least once a year, covering various aspects of cybersecurity risk management, including recent developments, evolving standards, vulnerability assessments, and the threat environment.

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

While we are regularly subject to cybersecurity attacks, ransomware and other security breaches, we have not experienced any material cybersecurity incidents or a series of related unauthorized occurrences for the year ended December 31, 2025. We do not believe that there are currently any known risks from cybersecurity threats that are reasonably likely to materially affect us or our business strategy, results of operations or financial condition.

Item 2.   Properties.

Our principal executive offices are located in approximately 4,600 square feet of office space in Laguna Hills, California and co-located with our R&D and commercial teams. In addition, we lease approximately 12,000 square feet of office space in Reno, Nevada, that has been fully subleased as of December 31, 2025. We also lease approximately 3,800 square feet of office space in New York City, New York for our finance team.

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

Not applicable

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Equity

Our common stock trades on the Nasdaq Capital Market under the symbol “HYPD.”

Based upon information furnished by our transfer agent, at March 23, 2026, we had approximately 39 holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 11 of this report for disclosure regarding securities authorized for issuance under equity compensation plans required by Item 201(d) of Regulation S-K.

Recent Sales of Unregistered Securities

On November 25, 2025, the Company entered into a Subscription Agreement with Merenti Management GmbH (“Merenti”), pursuant to the Advisor Agreement with Merenti dated September 22, 2025. Pursuant to the Advisor Agreement, the Company agreed to issue shares as compensation for advisory services with an aggregate value of $300,000, payable in 24 equal monthly installments. During the year ended December 31, 2025, the Company issued 14,882 common shares to Merenti. The common shares were issued pursuant to the exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.   [Reserved]

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis is based on, and should be read in conjunction with our financial statements for the years ended December 31, 2025 and 2024, which are included elsewhere in this Annual Report on Form 10-K. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report on Form 10-K, and other factors that we have not identified.

Overview

Hyperion DeFi, Inc., formerly known as Eyenovia, Inc., is the first U.S. publicly listed company building a long-term strategic treasury of HYPE in addition to being a pioneering digital ophthalmic technology company. We are working to provide our shareholders with simplified exposure to the Hyperliquid ecosystem, which we believe to be one of the highest revenue-generating blockchains in the world. At the same time, we continue to execute on our planned completion of development and registration of our Optejet ophthalmic microdose mist delivery system.

The Private Placement

On June 20, 2025, we received approximately $50 million in gross proceeds in connection with the closing of a private placement (the “Private Placement”). Pursuant to the Securities Purchase Agreement, dated as of June 17, 2025, in the Private Placement, the purchasers purchased an aggregate of 5,128,205 shares of the Series A Preferred Stock and warrants to purchase up to 30,769,230 shares of common stock at an exercise price of $3.25 per share. We used the net proceeds from the Private Placement to build a reserve of HYPE.

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

On November 14, 2025, the Company entered into a new Sales Agreement with Cantor Fitzgerald & Co. and Chardan Capital Markets with respect to the Company’s at-the-market offering program. The new agreement, among other things, increases the aggregate offering price from $100 million to $500 million and increases the total fees payable to the two sales agents from 3.0% to 4.0%.

During the years ended December 31, 2025 and 2024, the Company received approximately $39.4 million and $6.0 million in proceeds net of offering costs of $1.3 million and $0.2 million from the sale of 5,607,759 and 70,381 shares of its common stock, respectively.

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

Our net losses were $45.3 million and $49.8 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had working capital surplus and an accumulated deficit of approximately $4.5 million and $240.6 million, respectively.

Financial Overview

Revenue and Cost of Revenue

Digital Assets

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

We recognize revenue by applying the guidance in ASC 606, Revenue from Contracts with Customers (“ASC 606”). HYPE earned from validator operations, in the form of staking rewards and commission income, are recognized as revenue when we satisfy our performance obligations (i.e., successfully validate blocks or transactions as determined by the protocol). The HYPE earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

Prior to December 15, 2025, because we did not unilaterally control the validator, we were not the principal to the validation service; as such, we presented staking rewards and commission income as revenue on a net basis, reflecting only the portion of protocol rewards and commission to which we are entitled. On December 15, 2025, we gained unilateral control over the validator. Therefore, on and after December 15, 2025, we were the principal to the validation service; as such, we presented staking rewards and commission income as revenue on a gross basis, with the portion of protocol rewards and commission to which third parties are entitled presented as cost of revenue.

We also enter into arrangements with customers under which we provide the temporary use of our HYPE tokens in exchange for consideration. The Company’s obligation is to make the digital assets available for use over a defined period, which represents a single performance obligation that is satisfied over time as the counterparty simultaneously receives and consumes the benefits of use. In arrangements where control of the digital assets transfers to the customer, the Company records a receivable representing its right to receive the digital assets at the end of the contractual term, as well as provisions for credit losses against such receivables. Consideration is primarily based on transaction volume, trading activity, or other usage-based metrics generated during the contract term. The Company recognizes revenue in the amount to which it has the right to invoice for services performed, consistent with the application of the right-to-invoice practical expedient.

Ophthalmic Technology

Revenue is earned from the sale of our ophthalmological products. However, we have ceased our sales efforts with respect to our ophthalmological products and had limited revenue from sales of such products during the twelve months ended December 31, 2025. Cost of sales consisted of the cost of the production of the ophthalmological products that were sold.

Research and Development Expenses

Ophthalmic Technology

In 2025, our research and development expenses consisted primarily of internal salaries, benefits and non-cash stock-based compensation expenses incurred in connection with the research and development of our Optejet UFD device which we anticipate registering with the FDA in the coming months. We anticipate that our research and development expenses will decline after the Optejet UFD device is registered.

In 2024, prior to the termination of our CHAPERONE study, our research and development expenses were incurred in connection with the research and development of our prior Optejet microdose therapeutics and consisted primarily of contract service expenses. Our research and development expenses consisted of:

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

Selling, General and Administrative Expenses

General and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and non-cash stock-based compensation expense. We anticipate that our general and administrative expenses will decrease in the short term as requirements to support our continued research and development and commercial activities decline and in light of the conclusion of our review of strategic options, as well as a decline in our near term funding requirements following the closing of the Private Placement in June 2025 and subsequent establishment of our treasury strategy.

Gains and Losses in Connection with Digital Assets

HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE, the Company recognizes realized gains or losses in operating income (expense).

Liquid staking tokens and other digital assets are intangible assets with indefinite lives; they are not amortized but are subject to impairment. These assets are presented as digital intangible assets in the Balance Sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as impairment of digital intangible assets in operating income (expense).

Results of Operations

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024

Revenue and Cost of Revenue

Revenue for the year ended December 31, 2025 totaled $813,455 (of which $798,735 was from digital assets and $14,720 was from sales of our ophthalmological products), partially offset by cost of revenues of $303,290 (of which $303,242 was from digital assets and $48 was from the production of the ophthalmological products that were sold).

Revenue for the year ended December 31, 2024 totaled $57,336, which was offset by cost of revenues of $3,927,228, both of which were entirely from ophthalmic technology.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2025 totaled $1.9 million, a decrease of $12.6 million, or 87%, as compared to $14.5 million recorded for the year ended December 31, 2024. Research and development expenses consisted of the following:

	For the Year Ended
	December 31,
	2025	2024
Salaries and benefits	$1,099,840	$6,215,323
Direct clinical and non-clinical expenses	151,180	3,072,416
Facilities expenses	190,182	834,406
Non-cash stock based compensation expenses	389,245	623,049
Supplies and materials	25,130	2,195,608
Other expenses	42,165	409,457
Depreciation expense	12,688	1,112,463
Total research and development expenses	$1,910,430	$14,462,722

The decrease in salaries and benefits and non-cash stock-based compensation was primarily due to the layoffs that occurred in the fourth quarter of 2024 after the termination of our CHAPERONE study and slowdown of our commercial operations relating to our ophthalmology product development in November 2024. The decrease in direct clinical and non-clinical expenses and supplies and materials was primarily due to the termination of our CHAPERONE study. The decrease in facilities expense was primarily due the phase out of our Redwood City, California, and Reno, Nevada, R&D and manufacturing locations over 2025, as we consolidated our focus to the development of the Optejet UFD to our Laguna Hills, California facility, as well as the impairment of right-of-use (ROU) assets in the fourth quarter of 2024, which lowered non-cash rent expense. The decrease in depreciation expense was primarily due to the full impairment of fixed assets that occurred in the fourth quarter of 2024.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2025 totaled $17.2 million, an increase of $2.8 million, or 20%, as compared to $14.3 million recorded for the year ended December 31, 2024.

The increase primarily resulted from increases in professional fees and general and administrative compensation expenses, offset by a decrease in sales and marketing expense.

Gains and Losses in Connection with Digital Assets

Digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). In the year ended December 31, 2025, the unrealized losses on digital assets totaled $9.0 million.

Upon conversion of HYPE to liquid staking tokens, or liquid staking tokens to HYPE, the Company recognizes realized gains or losses in operating income (expense). In addition, in 2025, the Company received KNTQ digital assets through a network-initiated token distribution by Kinetiq. The Company did not provide goods or services in exchange for the tokens and did not enter into a contractual arrangement in connection with the distribution. The receipt of the tokens was accounted for as a non-reciprocal transaction within “Realized gain – digital assets” totaling $0.3 million. In the year ended December 31, 2025, realized gains – digital assets totaled $8.3 million.

Liquid staking tokens and other digital assets are intangible assets with indefinite lives; they are not amortized but are subject to impairment. These assets are presented as digital intangible assets in the Balance Sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as impairment of digital intangible assets in operating income (expense). In the year ended December 31, 2025, impairment loss on digital intangible assets totaled $27.2 million.

The Company operates an options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In 2025, the Company only executed out of the money covered call option agreements, on the price of HYPE sold against and collateralized by HYPE owned by the Company (including liquid staking tokens such as HiHYPE and kHYPE). In the year ended December 31, 2025, total realized gains in connections with covered call options strategies totaled $0.2 million. As of December 31, 2025, the Company had no outstanding HYPE options outstanding.

KNTQ digital assets are subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). In the year ended December 31, 2025, the unrealized losses on KNTQ digital assets totaled $0.2 million.

There were no gains or losses in connection with digital assets for the year ended December 31, 2024.

Reacquisition of License Rights

There was no Reacquisition of license rights for the year ended December 31, 2025.

Reacquisition of license rights for the year ended December 31, 2024 totaled $4.9 million, comprised of the aggregate $5.0 million of payments ($2.0 million of cash and $3.0 million settled in common stock) to Bausch + Lomb in connection with the reacquisition of the Bausch Licensed Product (which we are recording as an operating expense), partially offset by $0.1 million allocated to the repurchase of equipment.

Asset Impairments (excluding digital assets)

There were no asset impairments for the year ended December 31, 2025 excluding digital asset activity.

Asset impairments expense for the year ended December 31, 2024 was approximately $11.2 million. Uncertainty associated with our business and our exploration of our strategic options has led us to record impairments for the year ended December 31, 2024 of our intangible assets of $6.1 million, property and equipment of $2.5 million, equipment deposits of $0.7 million, prepaid expenses of $0.7 million, operating lease right-of-use asset of $0.4 million, deferred clinical supply costs of $0.4 million and other assets of $0.4 million. We ceased exploration of strategic options in June 2025.

Other Income (Expense)

Total other income for the year ended December 31, 2025 was approximately $1.4 million, compared to total other expense of approximately $1.1 million for the year ended December 31, 2024. Total other income for the year ended December 31, 2025 primarily consisted of approximately (a) $2.3 million gain on extinguishment of liabilities, including $2.2 million from the release of obligations related to a license agreement (see Note 6 – Other Intangible Assets), (b) $0.4 million other income, and (c) $0.2 million of interest income, partially offset by $1.6 million of interest expense related to the loan pursuant to the Avenue Loan Agreement (the “Avenue Loan). Total other expense for the year ended December 31, 2024 primarily consisted of approximately $2.5 million of interest expense related to the Avenue Loan, partially offset by $1.2 million of changes in fair value of equity consideration (the equity payable for the Bausch + Lomb and Formosa Pharmaceuticals) and approximately $0.2 million of interest income, primarily from Treasury bills.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	December 31,
	2025	2024
Cash and Cash Equivalents	$6,443,467	$2,121,463

Working Capital (Deficit)	$4,544,796	$(13,279,008)

Notes Payable (Gross)	$8,339,366	$10,740,402

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds received in equity and debt financings. At December 31, 2025, our accumulated deficit since inception was $240.6 million. As of December 31, 2025, we had a cash and cash equivalents balance of $6.4 million, a working capital surplus of approximately $4.5 million and stockholders’ equity of $41.1 million. As of December 31, 2025 and December 31, 2024, we had $8.3 million and $10.7 million, respectively, of gross debt outstanding.

During the years ended December 31, 2025 and 2024, our sources and uses of cash were as follows:

Net cash used in operating activities for the year ended December 31, 2025 was approximately $14.8 million, which includes cash used to fund a net loss of $45.3 million, increased by $2.9 million of net cash used by changes in the levels of operating assets and liabilities, partially offset by $33.4 million of non-cash expenses. Net cash used in operating activities for the year ended December 31, 2024 was approximately $30.1 million, which includes cash used to fund a net loss of $49.8 million, increased by $0.3 million of net cash used by changes in the levels of operating assets and liabilities, partially offset by $20.0 million of non-cash expenses.

Net cash used in investing activities for the year ended December 31, 2025 was approximately $72.0 million, which was primarily related to the purchase of HYPE digital assets. Net cash used in investing activities for the year ended December 31, 2024 was approximately $0.2 million, which was primarily related to the purchase of property and equipment.

Net cash provided by financing activities for the year ended December 31, 2025 totaled approximately $91.0 million, which was primarily attributable to $49.4 million of net proceeds from the sale of Series A Preferred Stock and warrants in the Private Placement, $39.4 million of net proceeds from the sale of common stock in our “at-the-market” offering and $4.8 million of net proceeds from the exercise of warrants partially offset by $1.5 million from the repayment of notes payable and $0.9 million from payment of preferred dividends. Net cash provided by financing activities for the year ended December 31, 2024 totaled approximately $17.6 million, which was primarily attributable to $17.0 million of net proceeds from the sale of common stock and warrants in equity offerings and, $6.1 million of net proceeds from the sale of common stock in our “at-the-market” offering, partially offset by $5.5 million from the repayment of notes payable.

We believe that our existing cash, cash equivalents and restricted cash as of December 31, 2025, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. Substantially all of our treasury assets are concentrated in HYPE tokens and HYPE LSTs. HYPE tokens have experienced significant price volatility, and our financial results and carrying value of our digital assets will fluctuate materially based on HYPE token price movements. We depend on the continued success and adoption of the Hyperliquid protocol for the value of our treasury holdings.

We plan to continue to pursue additional capital through our at-the-market offering program in the future, however, such funding may not be available on terms acceptable to us or at all. Although we believe that such capital sources will continue to be available, there can be no assurances that financing will be available to us when needed, or if available, on terms acceptable to us. If we are unable to obtain adequate financing on terms that are satisfactory to us, our ability to continue to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect our business plans. We may require proceeds from sales of digital assets in order to fund ongoing operations.

USDH

USDH is Hyperliquid’s native stablecoin which powers gas-free payments and enables noncustodial financial primitives. As part of its regular operations, the Company began adopting USDH as a method of settling certain digital assets transactions as purchasing HYPE digital assets or receiving fees for its temporary HYPE Asset Use Service agreements. USDH is accounted for as a financial instrument that can be redeemed one USDC for one U.S. dollar on demand from the issuer. The Company holds $81,422 USDH on its Balance Sheet within prepaid expenses and other current assets as of December 31, 2025. The Company did not own any USDH as of December 31, 2024.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $2.2 million to settle our December 31, 2025 accounts payable, accrued expenses and other current liabilities and (b) $0.5 million relating to our non-cancelable operating lease commitments.

The Avenue Loan is in an interest-only period, with half of the accruing interest being paid-in-kind, until 2027.

After the next twelve months we have commitments to pay (a) $0.2 million relating to our non-cancelable operating lease commitments and (b) $8.3 million relating to our notes payable.

Risks and Uncertainties

The continuing worldwide implications of the war between Russia and Ukraine and the conflict in the Middle East remain difficult to predict at this time. These events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. Moreover, foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the United States and globally.

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

Based on their evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of December 31, 2025, due to the material weakness disclosed below, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosures as of December 31, 2025.

Management’s Report on Internal Control over Financial Reporting

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 Framework). Based on this evaluation under the 2013 Framework and due to the identified material weakness discussed below, our principal executive officer and principal financial and accounting officer have concluded that our internal control over financial reporting was not effective as of December 31, 2025.

We failed to properly design and implement controls over digital asset pricing, specifically relating to validation of digital asset pricing and principal market determination provided by third party service providers.

Notwithstanding the existence of the material weakness described above, we believe that the financial statements in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Remediation Plan

We have since taken steps to redesign the internal controls over digital asset pricing and principal market determination, including implementation of an internal process to test, and independently verify, the digital asset pricing data received from the third party source. Our management is committed to taking further action and implementing necessary enhancements or improvements, including those necessary to address the material weakness cited above. However, the material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Remediation of Prior Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting because the controls associated with evaluating our right-of-use (ROU) assets for potential impairment were not adequately designed or operating effectively. This deficiency resulted from a lack of sufficient precision in our control activities to properly account for the impairment of ROU assets and to appropriately measure the impairment loss.

To remediate this material weakness, management redesigned the control requiring that ROU assets be evaluated for impairment upon the occurrence of triggering events. The control now includes the identification of appropriate asset groups, a structured assessment of triggering events, the application of the required order of impairment testing, including performance of the undiscounted cash flow recoverability test with measurement of the impairment utilizing the fair value of the asset group as required, with contemporaneous written documentation subject to review by the Chief Financial Officer.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, we identified a material weakness in our internal control over financial reporting because the controls over the accounting for certain significant and complex, non-routine transactions and events were not adequately designed or operating effectively. Specifically, we failed to properly account for the fair value of common equity shares issued in relation to the consideration for licensing agreements and debt modification.

To remediate this material weakness, management redesigned the control associated with contractual equity issuances. The control now requires that all such obligations to issue equity are subject to a mandatory accounting assessment, followed by a review by a professional with the requisite technical competence.

Management has evaluated the design, implementation and operating effectiveness of the redesigned controls relating to the two matters described above and has concluded that the two material weaknesses described above have been remediated as of December 31, 2025. This remediation represents a material change to our internal control over financial reporting during the quarter ended December 31, 2025.

Changes in Internal Control over Financial Reporting

In the year ended December 31, 2025, in connection with the Company’s new digital assets strategy which commenced in June 2025, we instituted new policies, procedures, and internal controls related to digital asset activities, including those affecting our financial reporting processes. These enhancements include controls over the authorization and execution of digital asset transactions, safeguarding and custody arrangements, valuation and fair value measurement processes, reconciliation and monitoring procedures, and related IT general controls. Management continues to evaluate and refine these controls as our digital asset activities evolve. The implementation of these controls has materially affected, and is reasonably likely to continue to materially affect, the Company’s internal control over financial reporting.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption for non-accelerated filers.

Item 9B.  Other Information.

Amended and Restated Certificate of Designations for Series A Preferred Stock

On March 23, 2026, we amended and restated the Certificate of Designation of Preferences, Rights and Limitations, or the Certificate of Designation for our Series A Preferred Stock originally issued in connection with the Private Placement.

The amendments were made in response to comments from The Nasdaq Stock Market LLC regarding Nasdaq Listing Rule 5635(b), which governs change-of-control transactions. Although the original terms of the Series A Preferred Stock already complied with Rule 5635(b) by including a non-waivable 19.99% beneficial ownership limitation and applicable attribution provisions, the Company adopted the Amended and Restated Certificate of Designation with the consent of not less than a majority of the holders of the Preferred Stock, in order to align with Nasdaq’s interpretive preferences and facilitate the completion of Nasdaq’s review process. The amendment confirms that the beneficial ownership limitations in the Certificate of Designation may not be amended or waived without stockholder approval.  The amended Certificate of Designation does not alter the economic terms of the Series A Preferred Stock and is consistent with the Company’s original intent to comply with applicable Nasdaq listing standards.

The foregoing description of the Amended and Restated Certificate of Designation does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Certificate of Designation, a copy of which is filed as Exhibit 3.1.6 to this Annual Report on Form 10-K and is incorporated herein by reference.

Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Our Board of Directors currently consists of five members, each of whom serve for a one-year term or until a successor has been elected and qualified: Michael Geltzeiler, Rachel Jacobson, Hyunsu Jung, Ellen Strahlman, M.D., and Happy Walters.

The name of and certain information regarding each director as of March 27, 2026 is set forth below. This information is based on data furnished to us by the directors. There is no family relationship between any director, executive officer, or person nominated to become a director or executive officer. The business address for each director for matters regarding the Company is 23461 South Pointe Drive, Suite 390, Laguna Hills, CA 92653.

Name of Director Nominee	Age	Positions with the Company	Director Since
Michael Geltzeiler	67	Director	November 2023
Rachel Jacobson	52	Director	February 2022
Hyunsu Jung	30	Chief Executive Officer, Chief Investment Officer, and Director	June 2025
Ellen Strahlman, M.D.	68	Director	July 2022
Happy Walters	59	Director	September 2025

Directors

Michael Geltzeiler — Director

Mr. Geltzeiler has been a member of the Board of Directors since November 2023. Mr. Geltzeiler brings to the Board significant expertise as a chief financial officer of public companies. Mr. Geltzeiler served as chief financial officer at ADT Corporation from November 2013 – June 2016. Prior to that, Mr. Geltzeiler served as chief financial officer of NYSE Euronext from June 2008 – November 2013. Mr. Geltzeiler served as a director of Cypress Creek Renewables, a private company, from October 2018 to December 2021. Mr. Geltzeiler also served as an operating partner of Temasek, a private company, from June 2017 to July 2023.

Mr. Geltzeiler holds a Bachelor of Science in Accounting from the University of Delaware and a Master of Business Administration in Finance from New York University’s Stern School of Business.

We believe Mr. Geltzeiler’s significant experience as a Chief Financial Officer of companies including ADT Corporation, NYSE Euronext and Readers Digest, and his extensive finance background, is valuable to the Company and qualifies him to serve as one of our directors.

Rachel Jacobson - Director

Ms. Jacobson has been a member of the Board of Directors since February 2022. Ms. Jacobson brings to the Board significant expertise in business development and marketing, having served in leadership positions at major global sports organizations including the Drone Racing League (“DRL”) and the National Basketball Association (“NBA”). Ms. Jacobson most recently served as the President, Business Ventures & Partnerships at Infinite Reality from June 2024 through March 2025 (with the acquisition of DRL and successful transition into the parent company, Ms. Jacobson left Infinite Reality to return back to her passion of building high performing sports properties and global companies). Prior to the acquisition, from April 2020 through June 2024, Ms. Jacobson served as President of DRL, the world’s premier, professional drone racing property, where she spearheaded global partnerships and media rights deals, and led the marketing and business development teams. Bringing to DRL her legacy of creating transformative partnerships with leading sports and technology brands, Ms. Jacobson forged groundbreaking partnerships with organizations including Algorand, Google, T-Mobile, New Balance, the U.S. Air Force, Pfizer and others. Laser focused on making a global, philanthropic impact, she also expanded the league’s DRL Academy STEM program to create new, interactive drone racing curriculum for students around the world.

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

We believe Dr. Strahlman’s extensive executive experience in publicly traded companies is valuable to the Company and qualifies her to serve as one of our directors.

Happy Walters – Director

Mr. Walters is the founder of and has been Chief Executive Officer of Blue Horizon Capital LLC since 2019, where Mr. Walters leverages his deep expertise and strategic vision to drive growth in cutting-edge sectors such as telehealth, blockchain, fitness, and lifestyle. Mr. Walters also serves on the board of directors of Immutable Holdings, Inc. (Cboe: HOLD). Mr. Walters previously co-founded and served on the board of LifeMD, Inc. (Nasdaq: LFMD) and co-founded Bitcoin treasury ZOOZ Power Ltd. (Nasdaq and TASE: ZOOZ). Mr. Walters was an early investor in Hedera Hashgraph, an open-source, public network governed by a council of leading global institutions, consulting on counsel and investor relations. As an early investor in Axelar Networks, a Layer 2 protocol blockchain platform, Mr. Walters provided strategic support in investor fundraising and go-to-market strategies. Mr. Walters earned his B.A. degree from the University of Michigan in 1990.

We believe Mr. Walters’ extensive experience in blockchain is valuable to the Company and qualifies him to serve as one of our directors.

Hyunsu Jung – Chief Executive Officer and Director

Mr. Jung has served as the Company’s Chief Executive Officer since January 2026, as the Company’s Interim Chief Executive Officer from September 2025 until January 2026, and as the Company’s Chief Investment Officer and a director since June 2025. Prior to joining the Company, from June 2021 to June 2025, Mr. Jung was a Portfolio Manager at DARMA Capital, an $1B+ asset manager registered with the CFTC and NFA. Previously, Mr. Jung was a Consultant at EY-Parthenon from October 2018 to June 2021, where he drove Finance and Digital Transformation for major enterprise M&A deals. Mr. Jung earned his B.A. from Vassar College in 2018.

We believe Mr. Jung’s experience as our Chief Executive Officer, as well as his experience in the finance and digital asset fields, is valuable to the Company and qualifies him to serve as one of our directors.

Audit Committee and Audit Committee Financial Expert

Our Board of Directors has an Audit Committee, composed of Michael Geltzeiler (Chair), Rachel Jacobson and Dr. Strahlman, each of whom satisfies the independence requirements of Rules 5605(a)(2) and 5605(c)(2) of the Nasdaq listing rules and Section 10A(m)(3) of the Exchange Act. Our Board has determined that Mr. Geltzeiler is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee met six times during the 2025 fiscal year.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to all of our directors, officers, employees, including our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions, and consultants. The full text of our code of business conduct and ethics is available under the Governance – Governance Documents section of our website at ir.hyperiondefi.com. Our Board of Directors is responsible for overseeing our code of business conduct and ethics and any waivers applicable to any director, executive officer, or employee. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions applicable to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and consultants, on our website identified above.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale and other dispositions of our securities that applies to directors, officers, employees and consultants of the Company, as well as certain other covered persons. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A full copy of our Insider Trading Policy can be found as Exhibit 19.1 to this Annual Report on Form 10-K.

Hedging and Pledging Transactions

Under our Insider Trading Policy, we strongly discourage our employees (including our named executive officers) and our directors from hedging our securities, holding shares of our common stock in a margin account, or pledging shares of our common stock as collateral for a loan.

Executive Officers

The following table sets forth information concerning our executive officers as of March 23, 2026:

Name	Age	Position
Hyunsu Jung	30	Chief Executive Officer
David Knox	36	Chief Financial Officer and Treasurer
Robert Rubenstein	59	General Counsel and Secretary

See “Directors” above for additional information about Mr. Jung.

David Knox has served as the Company’s Chief Financial Officer and Treasurer since September 2025. Prior to that, he served as Head of Capital Markets and Head of Finance for Global Credit and Financial Services at PayPal Holdings, Inc. (“PayPal”) from April 2024 to September 2025. In his dual role at PayPal, Mr. Knox was responsible for supporting the profitable growth of the company’s lending segments under a “balance sheet light” strategic imperative, while also executing core FP&A responsibilities with robust governance and reporting across the PayPal and Venmo global financial services platforms. Prior to his time at PayPal, from June 2020 to March 2024, Mr. Knox served multiple roles at SoFi Technologies, Inc. including Vice President of Capital Markets and Business Lead for Refi Student Loans. Mr. Knox was Director at Cantor Fitzgerald from September 2018 to June 2020, where he provided capital markets structuring and advisory services across mortgage-backed and asset-backed finance transactions. Mr. Knox also held prior roles in lending and capital markets at Hudson Advisors L.P. and the Royal Bank of Scotland. Mr. Knox holds a bachelor’s degree from the University of Connecticut and is an alumnus of the Harvard Business School.

Robert Rubenstein has served as the Company’s General Counsel and Secretary since January 2026. Prior to that, he served as a self-employed lawyer and consultant from May 2024 to December 2025. From May 2021 to May 2024, Mr. Rubenstein served as Vice President and General Counsel of Moldex Metric, Inc. where he was responsible for overseeing the company’s legal affairs and compliance matters. Prior to that, from December 2019 to March 2021, Mr. Rubenstein served multiple roles at Peer Street, Inc. including General Counsel, Chief Compliance Officer and Secretary. Mr. Rubenstein held senior legal leadership roles at Mohegan Gaming and Entertainment and Las Vegas Sands Corp., where he supported global operations, regulatory compliance and large-scale financings. Mr. Rubenstein holds a Juris Doctor degree from Case Western Reserve University and a Bachelor of Science degree in Finance and Economics from Washington University in St. Louis.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. These executive officers, directors and shareholders are required by the SEC to furnish us with copies of all forms they file pursuant to Section 16(a).

Based upon a review of Section 16(a) forms furnished to the Company, we believe that all applicable Section 16(a) filing requirements were met during the year ended December 31, 2025, except for the following due to administrative errors: (i) one Form 3 was filed for Avenue Capital Management II, L.P. on June 30, 2025 with respect to a reportable event that occurred on January 31, 2025; (ii) one Form 4 was filed for Avenue Capital Management II, L.P. on June 30, 2025 with respect to a reportable event that occurred on February 21, 2025; (iii) a Form 3 was filed for Hyunsu Jung on July 9, 2025 for a reportable event that occurred on June 17, 2025; (iv) a Form 4 was filed for Hyunsu Jung on July 9, 2025 for a reportable event that occurred on June 17, 2025; and (v) a Form 4 was filed for each of Michael Geltzeiler, Michael Rowe, Rachel Jacbson and Ellen Strahlman on July 9, 2025 for a reportable event for each individual that occurred on June 13, 2025.

Item 11.   Executive Compensation.

This Item 11 discusses material components of our executive compensation program for the following individuals, each of whom is one of our “named executive officers” for 2025: Hyunsu Jung (our Chief Executive Officer and Chief Investment Officer), Michael Rowe (our former Chief Executive Officer), David Knox (our Chief Financial Officer), and Bren Kern (our former Chief Operating Officer).

We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies”, as such term is defined in the rules promulgated under the Securities Act of 1933, as amended.

Key Elements of Our Compensation Program for 2025

In 2025, we compensated our named executive officers through a combination of base salary, bonuses and long-term equity incentives in the form of RSUs. Our named executive officers are also eligible for our standard benefits programs, which include group health insurance and vacation programs.

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

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to our named executive officers for fiscal years ended December 31, 2025 and 2024. The Company does not have any non-equity incentive plans or awards.

Name and					Stock		Option		All other
Principal		Salary		Bonus	awards		awards		compensation
Position	Year	($)		($)	($)(1)		($)(1)		($)		Total($)
Hyunsu Jung	2025	135,000	(2)		9,150,000	(3)			1,089	(4)	9,286,089
Chief Executive Officer / Chief Investment Officer	2024	—		—	—		—		—		—
David Knox	2025	103,030	(5)	75,000.00	3,072,000	(6)			1,787	(7)	3,251,817
Chief Financial Officer	2024	—		—	—		—		—		—
Michael Rowe	2025	466,667	(8)		16,014	(9)			5,397	(10)	488,078
Former Chief Executive Officer	2024	632,500		—	—		101,230	(11)	74,026	(12)	807,756
Bren Kern	2025	199,901	(13)		53,500	(14)			462,347	(15)	715,748
Former Chief Operating Officer	2024	396,750		—	—		67,487	(16)	43,127	(17)	507,364
(1)

The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 13 to our financial statements in this Annual Report on Form 10- for the assumptions underlying the valuation of equity awards.

(2)	Mr. Jung was paid pursuant to the terms of an Employment Agreement dated June 17, 2025.
(3)

During 2025, we granted RSU awards of 500,000 shares of our common stock as an inducement at a grant date value of $6.10 per share to Mr. Jung. The RSUs had a total grant date fair value of $3,050,000. The RSUs vested immediately and the inducement grant will settle on the following schedule: 250,000 RSUs on December 15, 2025; 125,000 RSUs on May 26, 2026; and 125,000 RSUs on August 16, 2026. During 2025, we also granted RSU awards of 1,000,000 shares of our common stock at a grant date value of $6.10 per share to Mr. Jung. The RSUs had a total grant date fair value of $6,100,000. The RSUs will vest upon the achievement of market capitalization milestones, as follows: (i) five hundred thousand (500,000) RSUs shall vest upon the Company achieving a market capitalization of one hundred fifty million dollars ($150,000,000); and (ii) five hundred thousand (500,000) RSUs shall vest upon the Company achieving a market capitalization of five hundred million dollars ($500,000,000) (the “Market Cap Milestones”). The shares of our common stock underlying such RSUs (the “Market Cap Shares”) will be settled according to the following schedule: (a) 33.33% of the Market Cap Shares will be settled immediately upon achievement of the Market Cap Milestones. (b) 33.33% of the Market Cap Shares will be settled one year following achievement of the Market Cap Milestones and (c) 33.33% of the Market Cap Shares will be settled two years following achievement of the Market Cap Milestones.

(4)	Represents amounts paid to Mr. Jung in 2025 for a stipend reimbursement for health insurance while residing in Puerto Rico and a monthly cell phone allowance received by all Company employees.
(5)	Mr. Knox was paid pursuant to the terms of an Employment Agreement dated September 8, 2025.
(6)

During 2025, we granted RSU awards of 100,000 shares of our common stock as an inducement at a grant date value of $10.24 per share to Mr. Knox. The RSUs had a total grant date fair value of $1,024,000. The RSUs vest in two equal installments, with fifty percent (50%) vesting on the six-month anniversary of the date of grant and the remaining fifty percent (50%) vesting on the twelve-month anniversary of the date of grant. During 2025, we also granted RSU stock awards of 200,000 shares of our common stock at a grant date value of $10.24 per share to Mr. Knox. The RSUs had a total grant date fair value of $2,048,000. The RSUs will vest upon the achievement of market capitalization milestones as follows: (i) one hundred thousand (100,000) RSUs shall vest upon the Company achieving a market capitalization of one hundred fifty million dollars ($150,000,000); and (ii) one hundred thousand (100,000) RSUs shall vest upon the Company achieving a market capitalization of five hundred million dollars ($500,000,000) (the “Market Cap Milestones”). The shares of our common stock underlying such RSUs (the “Market Cap Shares”) will be settled according to the following schedule: (a) 25% of the Market Cap Shares will be settled three months following achievement of each of the Market Cap Milestones, (b) an additional 25% of the Market Cap Shares will be settled six months following achievement of each of the Market Cap Milestones; an additional 25% of the Market Cap Shares will be settled nine months following achievement of each of the Market Cap Milestones and (c) an additional 25% of the Market Cap Shares will be settled twelve months following achievement of each of the Market Cap Milestones.

(7)	Represents amounts paid to Mr. Knox in 2025 pursuant to his contributions to the Company’s 401(k) program and a monthly cell phone allowance received by all Company employees.
(8)

Mr. Rowe was paid pursuant to the terms of an Employment Agreement dated July 26, 2022. On September 2, 2025, Michael Rowe notified the Board of Directors of the Company of his intent to resign from his position as Chief Executive Officer of the Company. His last day of employment with the company was November 1, 2025.

(9)	On June 13, 2025, the Board of Directors granted to Michael Rowe 6,600 RSUs with an aggregate grant date fair value of $16,104. The RSUs vested in full on June 13, 2025.

(10) Represents amounts paid to Mr. Rowe in 2025 for matching funds for his contributions to the Company’s 401(k) program and a monthly cell phone allowance received by all Company employees.

(11) During 2024, we granted options to purchase 936 shares of common stock at an exercise price of $152.80 per share to Mr. Rowe. The options had an original grant date fair value of $101,230. The options vested as to one-third of the shares underlying the options on February 12, 2025, and the remaining options become exercisable in 24 equal increments on one-month anniversaries thereafter. The shares and exercise price of the grant have been adjusted to reflect the Reverse Stock Split.

(12) Represents amounts paid to Mr. Rowe in 2024 for accrued vacation time when the Company transitioned to an unlimited vacation time policy in 2024, matching funds for his contributions to the Company’s 401(k) program and a monthly cell phone allowance received by all Company employees.

(13) Mr. Kern was paid pursuant to the terms of an Employment Agreement dated December 19, 2022. His employment with the company was terminated by the company with a Separation and Release Agreement dated July 1, 2025, and Mr. Kern received prorated compensation for his service during 2025.

(14) During 2025, we granted RSU awards of 50,000 shares of common stock at a grant date value of $1.07 per share on April 21, 2025 to Mr. Kern. The RSUs had a grant date fair value of $53,500. The RSUs vested upon the company’s decision to terminate Mr. Kern’s employment.

(15)

Represents amounts paid to Mr. Kern in 2025 pursuant to the terms of a Separation and Release Agreement, a post-employment Advisor Agreement, for matching funds for his contributions to the Company’s 401(k) program, and a monthly cell phone allowance received by all Company employees.

(16) During 2024, we granted options to purchase 624 shares of common stock at an exercise price of $152.80 per share to Mr. Kern. The options had a grant date fair value of $67,487. The options vested as to one-third of the shares underlying the options on February 12, 2025 and the remaining options become exercisable in 24 equal increments on one-month anniversaries thereafter. The shares and exercise price of the grant have been adjusted to reflect the Reverse Stock Split. In connection with the Company’s reduction in force, Mr. Kern transitioned out of his position as Chief Operating Officer in July 2025, and a portion of the shareswere partially vested on that date. Thus, 659 options were forfeited.

(17) Represents amounts paid to Mr. Kern in 2024 for accrued vacation time when the Company transitioned to an unlimited vacation time policy in 2024, matching funds for his contributions to the Company’s 401(k) program and a monthly cell phone allowance received by all Company employees.

Employment Arrangements

Hyunsu Jung

Mr. Jung is currently compensated for his services as our Chief Executive Officer and Chief Investment Officer pursuant to an Employment Agreement dated as of January 1, 2026 (the “Jung Employment Agreement”). Under the terms of the Jung Employment Agreement, the Company is required to pay Mr. Jung a base salary of not less than $520,000 per year. Mr. Jung is eligible to receive an annual cash bonus based upon the achievement of pre-established annual individual and Company objectives determined by the Board of Directors or the Compensation Committee. He is also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors.

Under a previous employment agreement with the Company dated June 17, 2025 (the “Initial Jung Employment Agreement”), the Company was required to pay Mr. Jung an initial salary of $250,000. Upon his initial hiring by the Company, he received an inducement equity award consisting of 500,000 shares of Common Stock and an aggregate of 1,000,000 RSUs, to vest in two equal installments, subject to certain milestones being achieved.

The Jung Employment Agreement provides the following payments upon termination of Mr. Jung’s employment:

Termination by Company for Cause; by Executive without Good Reason; or as a Result of Disability or Death. If Mr. Jung’s employment is terminated by us for Cause (as defined in the Jung Employment Agreement), by Mr. Jung without Good Reason (as defined in the Jung Employment Agreement), or as a result of Mr. Jung’s Disability (as defined in the Jung Employment Agreement) or death, then the Company is required to pay Mr. Jung the portion of his base salary that has accrued prior to such termination and has not yet been paid and the amount of any expenses properly incurred by Mr. Jung prior to such termination and not yet reimbursed (collectively, the “Jung Accrued Obligations”), promptly following the effective date of such termination.

Termination by Company without Cause or by Executive for Good Reason. If Mr. Jung’s employment is terminated by the Company other than for Cause, Disability or death, or by Mr. Jung for Good Reason, then, in addition to the Jung Accrued Obligations, Mr. Jung is entitled to receive the following, subject to the execution of a separation agreement and release of claims and other terms and conditions set forth in the Jung Employment Agreement:

•	Severance Payment. Payment in an amount equal to Mr. Jung’s base salary for a twelve-month period, less customary and required taxes and employment-related deductions, paid in one lump sum amount.
•

Benefits. Health insurance coverage at no cost to Mr. Jung for up to twelve months following the termination date, subject to earlier termination upon Mr. Jung’s eligibility for coverage under another employer’s health plan and applicable COBRA requirements.

Mr. Jung does not receive separate compensation for his role as a director.

David Knox

Mr. Knox is currently compensated for his services as our Chief Financial Officer and Treasurer pursuant to an Employment Agreement dated September 8, 2025 (the “Knox Employment Agreement”). Under the Knox Employment Agreement, the Company is required to pay Mr. Knox a base salary of not less than $400,000 per year. Mr. Knox also received a one-time sign on bonus in the amount of $75,000. Pursuant to the Knox Employment Agreement, Mr. Knox received an inducement equity award consisting of 100,000 RSUs, which will vest in two equal installments on the sixth month and first year anniversaries of the grant date, subject to Mr. Knox’s continued employment with the Company on the applicable vesting dates. Mr. Knox also received a grant of 200,000 RSUs, or two grants each comprised of 100,000 RSUs (the “Milestone Grants”), pursuant to the Company’s 2018 Omnibus Stock Incentive Plan, as amended, subject to the Company reaching certain milestones described in the Knox Employment Agreement. Each Milestone Grant will vest in equal quarterly installments over the 12-month period following the date on which the applicable milestone is achieved, subject to Mr. Knox’s continued employment with the Company on the applicable vesting dates.

If Mr. Knox’s employment is terminated for any reason, including by us with or without Cause (as defined in the Knox Employment Agreement), by Mr. Knox with or without Good Reason (as defined in the Knox Employment Agreement), or as a result of Mr. Knox’s Disability (as defined in the Knox Employment Agreement) or death, then the Company is required to pay Mr. Knox the portion of his base salary that has accrued prior to such termination and has not yet been paid and the amount of any expenses properly incurred by Mr. Knox prior to such termination and not yet reimbursed promptly following the effective date of such termination. Mr. Knox is not entitled to any severance payments, continued benefits, or other post-termination compensation, except as otherwise required by applicable law.

Michael Rowe

Mr. Rowe was compensated for his services as our former Chief Executive Officer pursuant to an Employment Agreement dated July 26, 2022 (the “Rowe Employment Agreement”) which was amended and restated on June 17, 2025 (the “A&R Rowe Employment Agreement”).

Under the terms of both the Rowe Employment Agreement and A&R Rowe Employment Agreement, the Company was required to pay Mr. Rowe a base salary of not less than $575,000 per year. Under the Rowe Employment Agreement, Mr. Rowe was eligible to receive an annual cash bonus based upon the achievement of pre-established annual individual and Company objectives determined by the Board of Directors or the Compensation Committee. Under the A&R Rowe Employment Agreement, he was eligible to receive an annual cash bonus in a target amount up to 60% of his base salary based upon the achievement of pre-established annual individual and Company objectives determined by the Compensation Committee. Mr. Rowe was also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors under the Rowe Employment Agreement, and an option to purchase shares of the Company’s common stock representing 1% of the fully-diluted common equity pursuant to the terms and conditions of the Company’s then current equity plan and Board approval under the A&R Rowe Employment Agreement.

Mr. Rowe did not receive additional compensation for his role as Principal Financial Officer of the Company during fiscal year 2025. Mr. Rowe resigned from his roles at the Company, effective November 1, 2025.

Bren Kern

Mr. Kern was compensated for his services as our Chief Operating Officer pursuant to an Employment Agreement dated December 19, 2022 (the “Kern Employment Agreement”). Under the terms of the Kern Employment Agreement, the Company was required to pay Mr. Kern a base salary of not less than $345,000 per year. Mr. Kern was eligible to receive an annual cash bonus, based upon the achievement of annual performance objectives generally determined by the Compensation Committee. He was also eligible to receive equity award grants pursuant to the terms and conditions of the Company’s then current equity plan, subject to the terms of an equity agreement as approved by the Board of Directors.

In connection with a reduction in force, Mr. Kern’s employment with the Company ended in July 2025.

Outstanding Equity Awards as of December 31, 2025

The following table sets forth information regarding all outstanding stock options held by our named executive officers as of December 31, 2025:

	Number of		Number of
	securities		securities					Market value
	underlying		underlying	Option		Number of		of shares or
	unexercised		unexercised	exercise	Option	shares or		untis of stock
	options(#)		options(#)	price	expiration	untis of stock that		that have not
Name	exercisable		unexercisable	($)	date	have not vested(#)		vested($)(9)
Hyunsu Jung	—		—	—		1,000,000	(10)	3,560,000
Chief Investment Officer / Chief Executive Officer	—		—	—
David Knox	—		—	—		200,000	(11)	712,000
Chief Financial Officer	—		—	—		100,000	(12)	356,000
Michael Rowe	750	(1)	—	504.00	2/1/2026	—		—
Former Chief Executive Officer	248	(2)	—	496.00	2/1/2026	—		—
	534	(3)	—	248.80	2/1/2026	—		—
	1,644	(4)	—	217.60	2/1/2026	—		—
	1,603	(5)	—	480.80	2/1/2026	—		—
	289	(6)	—	248.00	2/1/2026	—		—
	5,499	(7)	—	132.80	2/1/2026	—		—
	520	(8)	—	152.80	2/1/2026	—		—
Bren Kern	—		—	—		—		—
Former Chief Operating Officer	—		—	—		—		—
(1)	The options vested as to 20.83 shares on August 2, 2018 and vested in equal 20.83 share amounts on each of the 35 one-month anniversaries thereafter.
(2)	The options vested as to one-third of the shares underlying the options on July 24, 2019 and became exercisable in equal share amounts on each of the 24 one-month anniversaries thereafter.

(3)

The options vested as to one-third of the shares underlying the option on August 16, 2020 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter.

(4)

The options vested as to one-third of the shares underlying the options on June 3, 2021 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter.

(5)

The options vested as to one-third of the shares underlying the options on January 30, 2022 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter.

(6)

The options vested as to one-third of the shares underlying the options on February 14, 2023 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter.

(7)

The options vested as to one-third of the shares underlying the options on August 1, 2023 and the remaining options become exercisable in equal increments on each of the 24 one-month anniversaries thereafter.

(8)

The options vested as to one-third of the shares underlying the options on February 12, 2025 and the remaining options were to become exercisable in equal increments on each of the 24 one-month anniversaries thereafter. These options were 100% forfeited 3 months from the date of Mr. Rowe’s resignation effective November 1, 2025.

(9)	The closing price of HYPD on December 31, 2025 was $3.56.

(10) The RSUs vest upon the achievement of the Jung Market Cap Milestones. The shares of common stock underlying such RSUs will be settled according to the following schedule: (a) 33.33% of the RSUs will be settled immediately upon achievement of the Jung Market Cap Milestones, (b)33.33% of the RSUs will be settled one year following achievement of the Jung Market Cap Milestones and (c) 33.33% of the RSUs will be settled two years following achievement of the Jung Market Cap Milestones.

(11) The RSUs vest upon the achievement of the Knox Market Cap Milestones. The shares of common stock underlying such RSUs will be settled according to the following schedule: 25% of the RSUs will be settled three months following achievement of each of the Knox Market Cap Milestones; an additional 25% of the RSUs will be settled six months following achievement of each of the Knox Market Cap Milestones; an additional 25% of the RSUs will be settled nine months following achievement of each of the Knox Market Cap Milestones; and an additional 25% of the RSUs will be settled twelve months following achievement of each of the Knox Market Cap Milestones.

(12) The RSUs vest in two equal installments, with fifty percent (50%) vesting on March 29, 2026, the six-month anniversary of the date of grant and the remaining fifty percent (50%) vesting on September 29, 2026, the 12-month anniversary of the date of grant, subject to the Mr. Knox’s continued employment with the Company through each such vesting date.

Director Compensation

In April 2022, our Board of Directors, upon recommendation of the Compensation Committee, adopted a Non-Employee Director Compensation Policy for the Company’s non-employee directors, which was further amended in August 2022, March 2023 and July 2025. Each non-employee director receives a quarterly retainer of $25,000. In addition, certain non-employee directors receive additional quarterly cash retainers for service in leadership roles: the Chair of the Board received an additional quarterly retainer of $15,000; the Audit Committee Chair, Compensation Committee Chair and Nominating and Corporate Governance Committee Chair each receives an additional quarterly retainer of $10,000; and all other members of our Board committees receive an additional quarterly retainer of $5,000.

Non-employee directors are also eligible to receive equity compensation in the form of RSUs granted under the Company’s equity incentive plan. In connection with the adoption of the Amended and Restated Non-Employee Director Compensation Policy, effective as of July 22, 2025, and the Company’s new business strategy, each non-employee director continuing to serve on the Board received a one-time grant of 50,000 RSUs, subject to time-based vesting. Beginning with the Company’s 2026 annual meeting of stockholders, each non-employee director who continues to serve on the Board following the annual meeting is expected to receive an annual grant of RSUs with a value of $185,000, vesting in full on the earlier of one year from the date of grant or the date of the next annual meeting of stockholders, subject to continued service.

The following table sets forth certain information concerning the compensation of our then serving directors (excluding Mr. Jung, who is an executive officer) for the fiscal year ended December 31, 2025:

Name	Fees earned or paid in cash	Stock awards (1)		Option awards (1)	All other compensation	Total
Charles E. Mather IV(2)	$65,000	$24,400	(6)	$—	$—	$89,400
Tsontcho Ianchulev, M.D., M.P.H(2)	$20,000	$17,080	(4)	$—	$—	$37,080
Michael Geltzeiler	$120,000	$390,080	(4)(7)(10)	$—	$—	$510,080
Rachel Jacobson	$115,000	$385,200	(5)(7)(9)	$—	$—	$500,200
Ram Palanki, Pharm.D(2)	$26,250	$12,200	(5)	$—	$—	$38,450
Happy Walters(3)	$37,500	$324,000	(8)	$—	$—	$361,500
Ellen Strahlman, M.D.	$118,750	$385,200	(5)(7)(9)	$—	$—	$503,950
(1)

The amounts reported in the “Stock awards” and “Option awards” columns reflect the aggregate fair value of stock-based compensation awarded during the year computed in accordance with the provisions of FASB ASC Topic 718. See Note 13 to our financial statements contained in this Annual Report on Form 10-K for the assumptions underlying the valuation of equity awards.

(2)	Dr. Ianchulev, Mather and Palanki retired from the Board on June 17, 2025.
(3)	Mr. Walters joined the Board on September 8, 2025
(4)

On June 13, 2025, the Board of Directors granted to each of Dr. Ianchulev and Mr. Geltzeiler 7,000 RSUs with an aggregate grant date fair value of $17,080. The RSUs shall vest in full upon the earlier of (i) the closing of a financing that results in more than $10 million in gross proceeds to the Company or (ii) the grantee’s retirement from the Board of Directors in connection with the closing of the transaction.

(5)

On June 13, 2025, the Board of Directors granted to each of Ms. Jacobson, Dr. Palanki, and Dr. Strahlman 5,000 RSUs with an aggregate grant date fair value of $12,200. The RSUs shall vest in full upon the earlier of (i) the closing of a financing that results in more than $10 million in gross proceeds to the Company or (ii) the grantee’s retirement from the Board of Directors in connection with the closing of the transaction.

(6)

On June 13, 2025, the Board of Directors granted to Mr. Mather 10,000 RSUs with an aggregate grant date fair value of $24,400. The RSUs shall vest in full upon the earlier of (i) the closing of a financing that results in more than $10 million in gross proceeds to the Company or (ii) the grantee’s retirement from the Board of Directors in connection with the closing of the transaction.

(7)

On August 18, 2025, the Board of Directors granted to each of Ms. Jacobson, Dr. Strahlman and Mr. Geltzeiler 50,000 RSUs with an aggregate grant date fair value of $373,000. The RSUs shall vest as follows: (1) 25,000 RSUs shall vest on December 15, 2025; (2) 12,500 RSUs shall vest on May 26, 2026; and (3) 12,500 RSUs shall vest on August 16, 2026; provided, however, that such awards shall vest immediately in full upon the date on which merger, sale, transfer or other disposition of all or substantially all of the assets of the Company, liquidation or dissolution, any reverse merger or related transactions, or acquisition in a single or series of related transactions by a beneficial owner (“Corporate Transaction”) occurs.

(8)

On September 8, 2025, the Board of Directors granted to Mr. Walters 50,000 RSUs with an aggregate grant date fair value of $324,000. The RSUs shall as follows: (1) 25,000 RSUs shall vest on March 31, 2026; (2) 12,500 RSUs shall vest on August 16, 2026; and (3) 12,500 RSUs shall vest on November 16, 2026; provided, however, that such awards shall vest immediately and in full upon (a) the date on which a Corporate Transaction is consummated.

(9)

On April 21, 2025, the Board of Directors granted to each of Ms. Jacobson and Dr. Strahlman 3,000 RSUs with an aggregate grant date fair value of $3,210. The RSUs were to vest upon the closing of the Company’s proposed business combination with a specific entity. The proposed business combination with the specific entity did not occur and these units were cancelled accordingly and ultimately had no compensation value.

(10) On April 21, 2025, the Board of Directors granted to Mr. Geltzeiler 5,000 RSUs with an aggregate grant date fair value of $5,350. The RSUs were to vest upon the closing of the Company’s proposed business combination with a specific entity. The proposed business combination with the specific entity did not occur and these units were cancelled accordingly and ultimately had no compensation value.

As of December 31, 2025, our non-employee directors held the following unvested RSUs and outstanding options to purchase shares of our common stock.

		Aggregate
	Aggregate	Number of
	Number of	Options
Name	Unvested RSUs	Outstanding
Michael Geltzeiler	26,015	1,422
Rachel Jacobson	26,301	1,814
Happy Walters	50,000	—
Ellen Strahlman, M.D.	26,235	1,723
Tsontcho Ianchulev, MD., M.P.H.	—	3,342

None of our non-employee directors received any compensation for the fiscal year ended December 31, 2025 in their capacity as directors other than as reflected above.

Timing of Equity Grants

We do not have any program, plan or obligation that requires us to grant equity awards on specified dates, although the Company’s longstanding practice has been to make annual equity grants in January and May or June of each year at the regularly scheduled meetings of the Compensation Committee and the Board of Directors. We believe this allows management, the Compensation Committee and the Board of Directors to review all elements of compensation at the same points in each year. The Board, with respect to our Chief Executive Officer, and the Compensation Committee, with respect to our other named executive officers, may also grant equity awards from time to time in recognition of a named executive officer’s expanded duties and responsibilities or continuing contributions to the Company’s performance.

Neither the Compensation Committee nor the Board of Directors takes material nonpublic information into account when determining the timing and terms of grants of equity compensation. Further, we do not have any program, plan or practice to time grant dates of equity compensation awards in coordination with the release of material nonpublic information and have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During the year ended December 31, 2025, the Company did not grant stock options to any NEO during any period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Form 8-K that disclosed any material nonpublic information.

The following table provides information as of December 31, 2025 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans (including individual arrangements):

Equity Compensation Plan Information

Weighted-
		average	Number of securities
	Number of securities	exercise price	remaining available for
	to be issued upon	of outstanding	future issuance under
	exercise of	options,	equity compensation plan
	outstanding options,	warrants and	(excluding securities
	warrants, and rights	rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2014 Equity Incentive Plan, as amended	8,889	$280.41	—
Amended and Restated 2018 Omnibus Stock Incentive Plan	83,186	$53.55	3,762,013
Equity compensation plans not approved by security holders	—	—	—
Total	92,075	$217.82	3,762,013

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 28, 2026, unless otherwise noted below, for the following:

●	each person or entity known to own beneficially more than 5% of our outstanding common stock as of the date indicated in the corresponding footnote;
●	the named executive officers set forth in the Summary Compensation Table;
●	each director; and
●	all current directors and executive officers as a group.

Applicable percentage ownership is based on 10,635,794 shares of our common stock outstanding as of February 28, 2026, unless otherwise noted below. Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Common stock subject to options currently exercisable, or exercisable within 60 days after February 28, 2026 is deemed outstanding for the purpose of computing the percentage ownership of the person holding those securities, but are not deemed outstanding for computing the percentage ownership of any other person. Unless otherwise indicated, the address for each listed stockholder is c/o Hyperion DeFi, Inc., 23461 South Pointe Drive, Suite 390, Laguna Hills, CA 92653.

	Shares
	Beneficially
Name of Beneficial Owner	Owned Number	Percentage
Directors and Named Executive Officers
Hyunsu Jung (1)	417,676	3.8%
David Knox (2)	77,950	*
Michael Geltzeiler (3)	64,437	*
Rachel Jacobson (4)	33,115	*
Ellen Strahlman (5)	102,753	1.0%
Happy Walters (6)	86,930	*
Michael Rowe (7)	7,975	*
Bren Kern (8)	27,650	*
All directors and executive officers as a group (8 persons) (9)	818,486	7.5%
5% Stockholders:
Forsakringsaktiebolaget Avanza Pension (10)	863,087	8.1%
Armistice Capital, LLC (11)	912,475	8.0%
Avenue Capital Group (12)	590,124	5.4%

*Less than 1% of the outstanding shares of our common stock.

(1)	Includes (i) 167,676 shares of common stock and (ii) 250,000 RSUs that vest within 60 days of February 28, 2026.
(2)	Includes (i) 27,950 shares of common stock and (ii) 50,000 RSUs that vest within 60 days of February 28, 2026.
(3)

Includes (i) 62,000 shares of common stock, (ii) 1,422 shares of common stock underlying options that are exercisable within 60 days of February 28, 2026, and (iii) 1,015 shares of common stock underlying RSUs that vest within 60 days of February 28, 2026.

(4)

Includes (i) 30,000 shares of common stock, (ii) 1,814 shares of common stock underlying options that are exercisable within 60 days of February 28, 2026, and (iii) 1,301shares of common stock underlying RSUs that vest within 60 days of February 28, 2026

(5)

Includes (i) 99,795 shares of common stock, (ii) 1,723 shares of common stock underlying options that are exercisable within 60 days of February 28, 2026, and (iii) 1,235 shares of common stock underlying RSUs that vest within 60 days of February 28, 2026.

(6)	Includes (i) 61,930 shares of common stock and (ii) 25,000 RSUs that vest within 60 days of February 28, 2026.
(7)	Includes 7,975 shares of common stock believed to have been owned by Mr. Rowe at the time he left the Company.
(8)	Includes 27,650 shares of common stock believed to have been owned by Mr. Kern at the time he left the Company.
(9)	See footnotes (1) through (8).
(10)

Based on information known to the Company and a Schedule 13G/A filed with the SEC on March 3, 2026, for an event that required disclosure on February 24, 2026 by Forsakringsaktiebolaget Avanza Pension. Consists of 863,087 shares of common stock. The address of Forsakringsaktiebolaget Avanza Pension is Box 1399, Stockholm, Sweden, 11139.

(11)

Based on information known to the Company and a Schedule 13G/A filed with the SEC on November 14, 2024 by Armistice Capital, LLC (“Armistice Capital”). Consists of 107,500 shares of our common stock (as adjusted for the Reverse Stock Split) (the “Shares”) and includes 804,975 shares of our common stock underlying warrants (the “Warrants”) that are exercisable by Armistice Capital at any time. The Warrants are only exercisable to the extent that the holder thereof, together with its affiliates, would beneficially own no more than 4.99% of the outstanding shares of our common stock after giving effect to such exercise (the “Warrant Beneficial Ownership Limitation”). As a result of the Warrant Beneficial Ownership Limitation, the number of shares that may be issued to the holder upon exercise of the Warrants may change depending upon changes in the outstanding shares of our common stock. Upon 61 days’ prior notice to the Company, the holder may increase, decrease or terminate the Warrant Beneficial Ownership Limitation. Armistice Capital is the investment manager of Armistice Capital Master Fund Ltd. (the “Master Fund”), the direct holder of the Shares and the Warrants, and pursuant to an Investment Management Agreement, Armistice Capital exercises voting and investment power over the securities of the Company held by the Master Fund and thus may be deemed to beneficially own the securities of the Company held by the Master Fund. Steven Boyd, as the managing member of Armistice Capital, may be deemed to beneficially own the securities of the Company held by the Master Fund. The Master Fund specifically disclaims beneficial ownership of the securities of the Company directly held by it by virtue of its inability to vote or dispose of such securities as a result of its Investment Management Agreement with Armistice Capital. The address of Armistice Capital, LLC and Mr. Boyd is 510 Madison Avenue, 7th Floor, New York, New York, 10022.

(12)

Based on information known to the Company and a Schedule 13D/A filed with the SEC on September 19, 2025 by Avenue Capital Group (“Avenue Capital”). Consists of (i) 96,049 shares of common stock held directly by Avenue Venture Opportunities Fund, L.P. (“Avenue I”) and (ii) 144,075 shares of common stock held directly by Avenue Venture Opportunities Fund II, L.P. (“Avenue II”) and includes (i) 140,000 shares of common stock issuable upon exercise of a warrant to purchase shares of the Company’s common stock issued to Avenue I and (i) 210,000 shares of common stock issuable upon exercise of a warrant to purchase shares of common stock issued to Avenue II. Avenue Capital Management II, L.P. is a registered investment adviser and is the manager (“Manager”) of each of Avenue and Avenue II, (the “Avenue Funds”). The general partner of each of Avenue I and Avenue II has delegated all management authority to Manager and therefore, Manager has sole voting and dispositive power over all securities of the Company held by the Avenue Funds but disclaims beneficial ownership thereof except to the extent of its pecuniary interest, if any, therein. Avenue Venture Opportunities Partners, LLC (“AVOP”) is the general partner of Avenue I. AVOP has delegated voting and dispositive power over securities held by Avenue I to Manager and disclaims beneficial ownership of securities held by Avenue I, except to the extent of its pecuniary interest, if any, therein. GL Venture Opportunities Partners, LLC (“GLVOP”) is the managing member of AVOP, the general partner of Avenue I. GLVOP has no voting or dispositive power over securities held by Avenue I and disclaims beneficial ownership of securities held by Avenue I, except to the extent of its pecuniary interest, if any, therein. Avenue Venture Opportunities Partners II, LLC (“AVOPII”) is the general partner of Avenue II. AVOPII has delegated voting and dispositive power over securities held by Avenue II to Manager and disclaims beneficial ownership of securities held by Avenue II, except to the extent of its pecuniary interest, if any, therein. GL Venture Opportunities Partners II, LLC (“GLVOPII”) is the managing member of AVOPII, the general partner of Avenue II. GLVOPII has no voting or dispositive power over securities held by Avenue II and disclaims beneficial ownership of securities held by Avenue II, except to the extent of its pecuniary interest, if any, therein. Marc Lasry is the beneficial owner of GLVOP and GLVOPII and therefore is the ultimate beneficial owner of the Avenue Funds. Mr. Lasry does not have voting or dispositive power over securities held by the Avenue Funds. The Avenue Funds and related entities described herein are subject to a blocker that limits their beneficial ownership to 9.99% of the outstanding shares of common stock of the Company (the “Blocker”). The aggregate beneficial ownership of the Avenue Funds and related entities gives effect to the Blocker and therefore excludes shares of common stock issuable upon exercise of the warrants. The address of Avenue Capital Group is 11 West 42nd Street, 9th Floor New York, NY, 10036.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Below are transactions since January 1, 2024 to which we have been or are a participant, including currently proposed transactions, in which the amount involved in the transaction exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any of our directors, executive officers, or beneficial holders of more than 5% of any class of our capital stock, or any immediate family member of, or person sharing the household with any of these individuals, had or has a direct or indirect material interest.

Securities Purchase Agreement, dated June 17, 2025

On June 17, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain institutional accredited investors (the “Purchasers”). Pursuant to the Purchase Agreement, the Purchasers purchased an aggregate of 5,128,205 shares (the “Preferred Shares”) of the Company’s Series A Non-Voting Preferred Stock, par value $0.0001 per share and warrants to purchase 200% of the number of shares of the Company’s common stock issuable upon full conversion of the Preferred Shares, for an aggregate purchase price of approximately $50,000,000. Under the Purchase Agreement, the Board of Directors also appointed Mr. Jung as a director and to the position of Chief Investment Officer.

The Purchase Agreement provides that to the extent that at any time during the 36 months following the closing date thereunder (assuming HLIP Holdings, LLC, f/k/a Hyperion DeFi Holdings, LLC, continues to hold at least 50% of the shares of common stock underlying the shares of preferred stock and the warrants originally issued pursuant to the Purchase Agreement), Mr. Jung no longer serves as a director or the Company’s Chief Investment Officer, HLIP Holdings, LLC shall have the right to nominate a replacement to fill either or both of those roles and the Company shall use its commercially reasonable efforts to have the replacement(s) appointed as soon as reasonably practicable. In addition, the Purchase Agreement provides that HLIP Holdings, LLC shall have the ability to nominate a director to serve as the Chair of the Board.

Loan and Security Agreement

On June 17, 2025, Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Supplement (as previously amended, the “Supplement”) to that certain Loan and Security Agreement, dated November 22, 2022 (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent, Avenue Venture Opportunities Fund, L.P., as a lender (“Avenue 1”) and Avenue Venture Opportunities Fund II, L.P., as a lender (together with Avenue 1, the “Lenders”).

As previously disclosed, the Loan and Security Agreement, as supplemented by the Supplement, provides for term loans in an aggregate principal amount of up to $15.0 million to be delivered in multiple tranches. The Fourth Amendment, among other things, extends the maturity date of the loans to July 1, 2028; provides for an interest-only period from July 1, 2025 until January 31, 2027; reduces the interest rate from 12.0% to 8.0%, payable half in cash and half in kind; eliminates the option of the Lenders to convert an aggregate amount of up to $10.0 million of the loans outstanding into shares of Common Stock; eliminates the final required payment of $637,500; and provides the Company with the option to prepay debt owed under the Loan and Security Agreement in part, subject to certain limitations. The maturity date of the loan is July 1, 2028. As of December 31, 2025, the aggregate principal amount outstanding under the Loan and Security Agreement was $8,339,366, and the outstanding principal amount as of March 23, 2026 was $8,394,123. During the fiscal year ended December 31, 2025, the Company repaid an aggregate of $1,463,438 of the outstanding principal amount and paid $481,360 of accrued interest under the Loan and Security Agreement.

In connection with the Fourth Amendment, the Company issued to the Lenders warrants (the “Lender Warrants”) to purchase an aggregate of 350,000 shares of Common Stock at an exercise price of $4.00 per share. The issuance of the Lender Warrants was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or under any state securities laws.

Armistice Capital Master Fund Ltd.

September 2024 Offering

On September 30, 2024, the Company closed on a registered direct offering with Armistice Capital Master Fund Ltd (“Armistice”), pursuant to which the Company sold to Armistice 107,875 shares of common stock; pre-funded warrants to purchase up to 821 shares of common stock; and warrants to purchase up to 108,696 shares of common stock at an exercise price of $40.00 per share.

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

November 2024 Offering

On November 24, 2024, the Company closed on a registered direct offering (the “November 2024 Offering”) with Armistice, pursuant to which the Company sold to Armistice 112,500 shares of common stock; pre-funded warrants to purchase up to 38,522 shares of common stock; and warrants to purchase up to 302,045 shares of common stock at an exercise price of $8.608 per share. The combined offering price for each share and accompanying warrant was $8.608. The combined offering price for each pre-funded warrant and accompanying warrant was $8.60, which is equal to the purchase price per share in the November 2024 Offering, minus $0.008, the exercise price per share of the pre-funded warrants. The warrants will be exercisable beginning six months following the date of issuance and may be exercised until November 24, 2029. The aggregate gross proceeds to the Company from the November 2024 Offering were approximately $1.3 million, and net proceeds after offering costs were approximately $1.1 million.

December 2024 Offering

On December 5, 2024, the Company closed on a registered direct offering (the “December 2024 Offering”) with Armistice, pursuant to which the Company sold to Armistice 137,500 shares of common stock; pre-funded warrants to purchase up to 113,563 shares of common stock; and warrants to purchase up to 502,126 shares of common stock at an exercise price of $7.752 per share. The combined offering price for each share and accompanying warrant was $7.752. The combined offering price for each pre-funded warrant and accompanying warrant was $7.744, which is equal to the purchase price per share in the December 2024 Offering, minus $0.008, the exercise price per share of the pre-funded warrants. The aggregate gross proceeds to the Company from the December 2024 Offering were approximately $1.9 million, and net proceeds after offering costs were approximately $1.7 million.

January 2025 Offering

On January 16, 2025, the Company entered into an Inducement Offer (the “January Inducement Offer”) with Armistice, by which the Company agreed to reduce the exercise price of 197,118 existing warrants (“the January Existing Warrants”) from $55.20 per share, to $5.272 per share. The January Inducement Offer had a limited exercise period, until January 17, 2025, to exercise the January Existing Warrants (the “Exercise Period”).

In connection with the January Inducement Offer, if Armistice exercised the January Existing Warrants within the Exercise Period, the Company agreed to issue 197,118 Series A Common Stock Purchase Warrants and 197,118 Series B Common Stock Purchase Warrants to purchase an additional 394,236 shares of common stock at an exercise price of $5.272 per share which may be exercised for five years from the initial exercise date. The warrants became exercisable upon receipt of stockholder approval on August 18, 2025, at the Annual Shareholders’ Meeting.

On January 17, 2025, Armistice exercised the January Existing Warrants within the Exercise Period. The aggregate gross cash proceeds to the Company from the January Inducement Offer were approximately $1.0 million, and net cash proceeds after offering costs were approximately $0.9 million.

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

Employment Arrangements

We have entered into employment arrangements with our named executive officers that provide for salary and severance compensation. For more information regarding these arrangements and amounts earned pursuant to them, see “Executive Compensation - Employment Arrangements” and the “Summary Compensation Table” above.

Equity Issued to Executive Officers and Directors

We granted RSUs to our named executive officers and directors in 2025, as more fully described in the sections entitled “Outstanding Equity Awards as of December 31, 2025” and “Director Compensation”.

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

To the best of our knowledge, since January 1, 2024, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

Director Independence

Our Board of Directors has reviewed the composition of our Board of Directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors has determined that each of our directors, with the exception of Mr. Jung, is an “independent director” as defined under Rule 5606(a)(2) of the Nasdaq Listing Rules. Our Board of Directors determined that Dr. Strahlman, Messrs. Geltzeiler and Walters, and Ms. Jacobson satisfy the applicable independence standards established by the SEC and the Nasdaq Listing Rules. In making such determinations, our Board of Directors considered the relationships that each non-employee director has with our Company and all other facts and circumstances our Board of Directors deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

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

Audit Fees

The following table summarizes the aggregate fees billed for professional services rendered to us by CBIZ CPAs P.C. (“CBIZ”) in 2025 and Marcum LLP (“Marcum”) in 2024. Our engagement with Marcum LLP ended May 2, 2025 in connection with their merger with CBIZ. A description of these various fees and services follows the table.

	2025	2024
CBIZ CPAs P.C.
Audit Fees	$768,695	$—
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Marcum LLP
Audit Fees	$—	$589,175
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Audit fees relate to the financial statement audits, the quarterly reviews and related matters. Audit fees include services rendered by CBIZ for the 2025 audits and Marcum for the 2024 audits totaling $350,000 and $223,125, respectively. Fees also include services rendered for reviews of the condensed financial statements included in the Company’s Form 10-Q’s during the first three quarters of by CBIZ in 2025 and Marcum in 2024 totaling $192,095 and $115,235, respectively. Audit fees include fees for services related to the review of our registration statements, SEC comment letters and issuance of comfort letters by CBIZ, in 2025 and by Marcum, in 2024, totaling $226,600 and $250,815, respectively.

Audit-Related Fees

No audit-related fees were billed to us by CBIZ for the year ended December 31, 2025 or by Marcum for the year ended December 31, 2024.

Tax Fees

No tax fees were billed to us by CBIZ for the year ended December 31, 2025 or by Marcum for the year ended December 31, 2024.

All Other Fees

No other fees were billed to us by CBIZ for the year ended December 31, 2025 or by Marcum for the year ended December 31, 2024.

PART IV

Item 15.   Exhibits, Financial Statement Schedules.

(a)	List of documents filed as part of this report:
1.	Financial Statements:

The financial statements of the Company and the related reports of the Company’s independent registered public accounting firm thereon have been filed under Item 8 hereof.

2.	Financial Statement Schedules:

None.

3.	Exhibits Index

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018

3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018

3.1.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024

3.1.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 31, 2025

3.1.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	July 2, 2025

3.1.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	August 21, 2025

3.1.6	Amended and Restated Certificate of Designation of Series A Non-Voting Convertible Preferred Stock				Filed herewith

3.2	Third Amended and Restated Bylaws	8-K	001-38365	3.1	March 26, 2026

4.1	Description of Securities	10-K	001-38365	4.1	April 15, 2025

4.2	Form of Class B Warrant Issued on March 24, 2020	8-K	001-38365	4.2	March 25, 2020

4.3	Warrant Amendment Agreement, dated June 28, 2024	8-K	001-38365	10.3	July 1, 2024

4.4	Form of Warrant Issued on May 7, 2021	8-K	001-38365	4.1	May 10, 2021

4.5	Form of Warrant Issued on July 1, 2024	8-K	001-38365	4.1	July 1, 2024

4.6	Form of Warrant Issued on September 30, 2024	8-K	001-38365	4.1	September 30, 2024

4.7	Amendment No. 1 to Warrant Issued on September 30, 2024, dated December 9, 2024	10-K	001-38365	4.7	April 15, 2025

4.8	Form of Warrant Issued on November 26, 2024	8-K	001-38365	4.1	November 26, 2024

4.9	Amendment No. 1 to Warrant Issued on November 26, 2024, dated December 9, 2024	10-K	001-38365	4.9	April 15, 2025

4.10	Form of Warrant Issued on December 9, 2024	8-K	001-38365	4.1	December 9, 2024

4.11	Form of Series A Warrant Issued on January 17, 2025	8-K	001-38365	4.1	January 16, 2025

4.12	Form of Series B Warrant Issued on January 17, 2025	8-K	001-38365	4.2	January 16, 2025

4.13	Form of Amended and Restated Purchaser Warrant, dated as of June 17, 2025				Filed herewith

4.14	Form of Placement Agent Warrant, dated June 17, 2025	8-K	001-38365	4.2	June 24, 2025

4.15	Form of Lender Warrant, dated June 17, 2025	8-K	001-38365	4.3	June 24, 2025

10.1	Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.30	March 31, 2023

10.2	Supplement to the Loan and Security Agreement, dated November 22, 2022, by among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.31	March 31, 2023

10.3	Subscription Agreement, dated November 22, 2022, by and among Eyenovia, Inc., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	10-K	001-38365	10.32	March 31, 2023

10.4	First Amendment to Supplement to the Loan and Security Agreement by and among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P., dated November 22, 2024	8-K	001-38365	10.1	November 25, 2024

10.5	Subscription Agreement, dated as of November 22, 2024, by and among Eyenovia, Inc., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-38365	10.2	November 25, 2024

10.6	Second Amendment to Supplement to Loan and Security Agreement, dated as of February 21, 2025, by and among the Company, Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P.	8-K	001-38365	10.1	February 24, 2025

10.7	Third Amendment to Supplement to Loan and Security Agreement by and among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P., dated May 30, 2025	8-K	001-38365	10.1	June 5, 2025

10.8	Fourth Amendment to Supplement to Loan and Security Agreement by and among Eyenovia, Inc., Avenue Capital Management II, L.P., Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P., dated June 17, 2025	8-K	001-38365	10.3	June 24, 2025

10.9*	Amended and Restated Employment Agreement by and between Eyenovia, Inc. and Michael Rowe, dated as of June 17, 2025	8-K	001-38365	10.5	June 24, 2025

10.10*	Employment Agreement by and between the Company and David Knox, dated September 8. 2025	8-K	001-38365	10.1	September 29, 2025

10.11*	Separation and Release Agreement by and between the Company and Bren Kern, dated July 1, 2025	8-K	001-38365	10.1	July 2, 2025

10.12*	Amended and Restated Employment Agreement by and between Hyperion DeFi, Inc. and Hyunsu Jung, dated January 1, 2026	8-K	001-38365	10.1	January 1, 2026

10.13	Inducement Restricted Stock Unit Award Agreement	10-Q	001-38365	10.3	November 14, 2025

10.14*	Amended and Restated Non-Employee Director Compensation Policy	10-Q		10.8	August 13, 2025

10.15*	Eyenovia, Inc. 2014 Equity Incentive Plan, as amended	S-8	333-233278	10.14	August 14, 2019

10.16*	Form of Nonqualified Stock Option Agreement	S-8	333-233278	10.15	August 14, 2019

10.17	Eyenovia, Inc. Amended and Restated 2018 Omnibus Stock Incentive Plan, as Amended	8-K	001-38365	10.1	June 27, 2023

10.18	Form of Restricted Stock Unit Agreement	10-K/A	001-38365	10.34	May 1, 2023

10.19*	Form of Notice of Inducement Stock Option Grant	10-Q	001-38365	10.7	November 12, 2024

10.20*	Form of Indemnification and Advancement Agreement	10-Q	001-38365	10.8	November 12, 2024

10.21	Sales Agreement by and among Hyperion DeFi, Inc. and Cantor Fitzgerald & Co. and Chardan Capital Markets, LLC, dated November 14, 2025	S-3	333-291570	1.2	November 17, 2025

10.22	Inducement Letter, dated January 16, 2025	10-K	001-38365	10.26	April 15, 2025

10.23	Form of Securities Purchase Agreement, dated June 17, 2025	8-K	001-38365	10.1	June 24, 2025

10.24	Form of Registration Rights Agreement, dated June 17, 2025	8-K	001-38365	10.2	June 24, 2025

10.25#	Joint Validator Operators’ Agreement by and among Hyperion DeFi, Inc., Kinetiq Research Pte. Ltd. and Pier Two Pty Ltd, dated as of June 25, 2025		--		Filed herewith

19.1	Insider Trading Policy	10-K	001-38365	19.1	April 15, 2025

23.1	Consent of CBIZ, Inc.		--		Filed herewith

23.2	Consent of Marcum, LLP				Filed herewith

31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		--		Filed herewith

31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		--		Filed herewith

32.1	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		--		Filed herewith

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		--		Filed herewith

97.1	Policy Relating to Recovery of Erroneously Awarded Compensation	10-K	001-38365	97.1	March 18, 2024

101	Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Balance Sheets as of December 31, 2025 and 2024; (ii) Statements of Operations for the Years Ended December 31, 2025 and 2024; (iii) Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2025 and 2024; (iv) Statements of Cash Flows for the Years Ended December 31, 2025 and 2024; and (v) Notes to Financial Statements		--		Filed herewith

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101		--		Filed herewith
*	Management contract or other compensatory plan.
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

HYPERION DEFI, INC.

Date: March 27, 2026	By:	/s/ Hyunsu Jung
Hyunsu Jung
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hyunsu Jung	Chief Executive Officer	March 27, 2026
Hyunsu Jung	(Principal Executive Officer) and Director

/s/ David Knox	Chief Financial Officer	March 27, 2026
David Knox	(Principal Financial and Accounting Officer)

/s/ Rachel Jacobson	Director	March 27, 2026
Rachel Jacobson

/s/ Michael Geltzeiler	Director	March 27, 2026
Michael Geltzeiler

/s/ Ellen Strahlman	Director	March 27, 2026
Ellen Strahlman

/s/ Happy Walters	Director	March 27, 2026
Happy Walters

HYPERION DEFI, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Hyperion Defi, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hyperion Defi, Inc. (the “Company”) as of December 31, 2025, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

As discussed in Note 7 to the consolidated financial statements, the Company recognizes a variety of digital assets on its balance sheet. Digital assets that are qualifying indefinite-lived intangible assets are measured at fair value. Digital assets that are indefinite-lived intangible assets that do not qualify for measurement at fair value are recorded at cost, less any impairment losses incurred. As of December 31, 2025, the carrying value of the Company’s digital assets was $36.9 million.

We identified the evaluation of the existence of and the rights to substantially all of the Company’s digital assets as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of the procedures performed and audit evidence obtained to assess the existence of and rights to the digital assets.

The following are the primary procedures we performed to address this critical audit matter. We obtained an understanding of the Company’s internal controls over digital asset custody and digital asset transactions. We consulted with subject matter experts regarding our planned audit response to address risks of material misstatement of digital assets. We compared the Company’s records of certain digital asset balances and transactions to the records on the public blockchain and evaluated the relevance and reliability of audit evidence obtained from the public blockchain. We obtained evidence that management has control of the private keys required to access digital assets through observing the movement, redemption, and/or unstaking of selected digital assets using the underlying private keys.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2017 (such date takes into account the acquisition of the attest business of Marcum llp by CBIZ CPAs P.C. effective November 1, 2024).

Philadelphia, Pennsylvania

March 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Hyperion Defi, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Hyperion Defi, Inc. (the “Company”) as of December 31, 2024, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flow for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

We have served as the Company’s auditor from 2017 through 2025.

New York, New York
April 15, 2025

HYPERION DEFI, INC.

Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash and cash equivalents	$6,443,467	$2,121,463
Prepaid expenses and other current assets	802,342	645,736
Total Current Assets	7,245,809	2,767,199

Digital assets	16,345,347	—
Digital assets receivable, net	6,935,131	—
Digital intangible assets	20,591,555	—
Operating lease right-of-use asset	415,998	718,360
Other assets	230,416	182,200
Total Assets	$51,764,256	$3,667,759

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$317,900	$1,954,681
Accrued former licensor obligations	—	2,245,087
Accrued expenses and other current liabilities	1,871,106	1,322,674
Operating lease liabilities - current portion	512,007	575,163
Notes payable - current portion, net of debt discount of $0 and $527,870 as of December 31, 2025 and December 31, 2024, respectively	—	5,212,532
Convertible notes payable - net of debt discount of $0 and $263,930 as of December 31, 2025 and December 31, 2024, respectively	—	4,736,070
Total Current Liabilities	2,701,013	16,046,207

Notes payable - non-current portion, net of debt discount of $543,230 and $0 as of December 31, 2025 and December 31, 2024, respectively	7,796,136	—
Operating lease liabilities, non-current portion	206,600	717,504
Total Liabilities	10,703,749	16,763,711

Commitments and contingencies (Note 11)

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value, 60,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock, 5,435,898 shares designated, and 5,435,897 and 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively, with a liquidation preference of $50,795,000 as of December 31, 2025	544	—
Common stock, $0.0001 par value, 600,000,000 shares authorized; 8,762,329 shares issued and 8,680,005 shares outstanding as of December 31, 2025 and 1,506,369 shares issued and outstanding as of December 31, 2024	876	151
Additional paid-in capital	281,937,072	182,213,889
Treasury stock, at cost, 82,324 shares as of December 31, 2025	(253,558)	—
Accumulated deficit	(240,624,427)	(195,309,992)
Total Stockholders’ Equity (Deficit)	41,060,507	(13,095,952)
Total Liabilities and Stockholders’ Equity (Deficit)	$51,764,256	$3,667,759

The accompanying notes are an integral part of these financial statements.

HYPERION DEFI, INC.

Statements of Operations

	For the Year Ended
	December 31,
	2025	2024
Revenue	$813,455	$57,336
Cost of revenue	(303,290)	(3,927,228)
Gross Profit (Loss)	510,165	(3,869,892)

Operating (Income) Expenses:
Research and development	1,910,430	14,462,722
Selling, general and administrative	17,175,698	14,333,114
Realized gain - digital assets	(8,321,844)	—
Unrealized loss - digital assets	9,030,413	—
Impairment loss - digital assets	27,188,768	—
Impairment loss - other assets	—	11,207,897
Gain on covered call option	(157,570)	—
Provision for credit losses	405,331	—
Reacquisition of license rights	—	4,864,600
Net Operating Expenses	47,231,226	44,868,333
Loss From Operations	(46,721,061)	(48,738,225)

Other Income (Expense):
Other income (expense), net	389,685	(90,601)
Gain on extinguishment of liabilities	2,334,711	—
Change in fair value of equity consideration payable	—	1,240,800
Interest expense	(1,557,788)	(2,484,431)
Interest income	240,018	254,024
Total Other Income (Expense), Net	1,406,626	(1,080,208)

Net Loss	(45,314,435)	(49,818,433)
Dividend to preferred stockholders	(1,684,783)	—
Net Loss Attributable to Common Stockholders	$(46,999,218)	$(49,818,433)

Net Loss per Share - Basic and Diluted	$(9.40)	$(59.81)

Shares Outstanding - Basic and Diluted	5,000,331	832,997

The accompanying notes are an integral part of these financial statements.

HYPERION DEFI, INC.

Statements of Changes in Stockholders’ (Deficit) Equity

	For the Years Ended December 31, 2025 and 2024
									Total
					Additional				Stockholders’
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	(Deficiency)
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2024	—	$—	569,409	$57	$154,490,596	—	$—	$(145,491,559)	$8,999,094
Issuance of common stock in At the Market Program [1]	—	—	70,381	7	6,047,362	—	—	—	6,047,369
Issuance of common stock as consideration for licensing agreement [2]	—	—	7,668	1	436,808	—	—	—	436,809
Issuance of common stock as consideration for reacquisition of licensing agreement [3]	—	—	28,742	3	2,322,388	—	—	—	2,322,391
Issuance of common stock and warrants in offerings [4]	—	—	653,493	66	17,011,256	—	—	—	17,011,322
Exercise of pre-funded stock warrants	—	—	152,905	15	1,208	—	—	—	1,223
Warrant modification and additional warrants - incremental value [5]	—	—	—	—	2,868,000	—	—	—	2,868,000
Warrant modification and additional warrants - in issuance costs for offering [6]	—	—	—	—	(2,868,000)	—	—	—	(2,868,000)
Issuance of common stock as consideration for modification of loan agreement	—	—	23,771	2	199,998	—	—	—	200,000
Stock-based compensation:
Amortization of stock option awards	—	—	—	—	1,454,946	—	—	—	1,454,946
Amortization of restricted stock units	—	—	—	—	249,327	—	—	—	249,327
Net loss	—	—	—	—	—	—	—	(49,818,433)	(49,818,433)
Balance - December 31, 2024	—	—	1,506,369	151	182,213,889	—	—	(195,309,992)	(13,095,952)
Issuance of preferred stock and warrants in private placement [7]	5,435,897	544	—	—	49,365,206	—	—	—	49,365,750
Issuance of common stock in At the Market offering [8]	—	—	5,607,759	561	39,357,243	—	—	—	39,357,804
Issuance of common stock from exercise of warrants [9]	—	—	502,125	50	3,892,423	—	—	—	3,892,473
Induced exercise of stock warrants [10]	—	—	197,118	19	922,731	—	—	—	922,750
Warrants issued in consideration for debt modification	—	—	—	—	858,270	—	—	—	858,270
Issuance of common stock from the partial conversion of note payable	—	—	404,820	41	640,295	—	—	—	640,336
Issuance of common stock from the delivery of vested restricted stock units	—	—	529,297	53	(53)	—	—	—	—
Shares withheld for employee payroll taxes	—	—	—	—	—	82,324	(253,558)	—	(253,558)
Reverse stock split settlement of fractional shares	—	—	(41)	—	(160)	—	—	—	(160)
Stock-based compensation:
Amortization of stock option awards	—	—	—	—	533,062	—	—	—	533,062
Amortization of restricted stock units	—	—	—	—	5,785,548	—	—	—	5,785,548
Issuance of common stock to vendors in consideration for service provided	—	—	14,882	1	53,401	—	—	—	53,402
Net loss	—	—	—	—	—	—	—	(45,314,435)	(45,314,435)
Preferred stock dividend ($0.59 per preferred share outstanding)	—	—	—	—	(1,684,783)	—	—	—	(1,684,783)
Balance - December 31, 2025	5,435,897	$544	8,762,329	$876	$281,937,072	82,324	$(253,558)	$(240,624,427)	$41,060,507

[1] Includes gross proceeds of $6,234,402 less total issuance costs of $187,033.

[2] Shares issued as partial consideration for License Agreement with Formosa Pharmaceuticals Inc.

[3] Shares issued as partial consideration for reversion of License Agreement with Bausch & Lomb Ireland Limited.

[4] Includes gross proceeds of $19,385,015, less total cash issuance costs of $2,373,693.

[5] Offering includes modification of warrants and additional warrants in the July 2024 offering.

[6] Non-cash warrant modification and additional warrants issuance costs related to one of the offerings are shown on a separate line item for clarity.

[7] Includes gross proceeds of $50,000,000 less total issuance costs of $634,250.

[8] Includes gross proceeds of $40,645,265 less total issuance costs of $1,287,461.

[9] Partial exercise of the Armistice warrants.

[10] Includes gross proceeds of $1,039,206 less total issuance costs of $116,456. Also note that incremental value and non-cash warrant modification and additional warrants issuance costs related to the warrant inducement entered into on January 16, 2025 offset to a zero balance. See Note 13 – Stockholders’ Equity (Deficiency).

The accompanying notes are an integral part of these financial statements.

HYPERION DEFI, INC.

Statements of Cash Flows

	For the Year Ended
	December 31,
	2025	2024
Cash Flows From Operating Activities
Net loss	$(45,314,435)	$(49,818,433)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Stock-based compensation	6,372,012	1,704,273
Change in fair value of equity consideration payable	—	(1,240,800)
Depreciation of property and equipment	—	1,128,449
Amortization of debt discount	655,997	759,049
Asset impairments	—	11,207,897
Write-down of inventories to net realizable value	—	3,085,450
Reacquisition of license rights	—	2,864,600
Non-cash lease expense	302,362	528,359
Gain on extinguishment of liabilities	(2,334,711)	—
Non-cash realized gain - digital assets	(8,321,844)	—
Unrealized loss - digital assets	9,030,413	—
Impairment loss - digital assets	27,188,768	—
Staking income	(554,098)	—
Non-cash commission paid to co-validators	26,160	—
Provision for credit losses	405,331	—
Unamortized non-refundable upfront fee on digital asset receivable	307,278	—
Paid-in-kind interest expense	379,998	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(156,606)	554,020
License fee and expense reimbursement receivables	—	99,006
Deferred clinical supply costs	—	868,328
Security and equipment deposits	(48,217)	1,506
Accounts payable	(1,636,781)	446,596
Accrued compensation	—	(1,514,452)
Accrued expenses and other current liabilities	(497,741)	(293,579)
Lease liabilities	(574,060)	(501,250)
Net Cash and Cash Equivalents Used In Operating Activities	(14,770,174)	(30,120,981)

Cash Flows From Investing Activities
Purchase of property and equipment	—	(161,477)
Purchase of productive digital assets	(71,954,039)	—
Net Cash and Cash Equivalents Used In Investing Activities	(71,954,039)	(161,477)

Cash Flows From Financing Activities
Proceeds from sale of common stock and warrants in direct offering	—	19,385,015
Proceeds from sale of preferred stock and warrants in private placement	50,000,000	(2,373,693)
Payment of private placement issuance costs	(634,250)	—
Proceeds from sale of common stock in At the Market offering	40,645,265	6,234,402
Payment of issuance costs for At the Market offering	(1,287,461)	(187,033)
Proceeds from exercise of stock warrants	3,892,473	1,223
Proceeds from induced exercise of stock warrants	1,039,206	—
Payment of cash issuance costs for induced exercise of stock warrants	(116,456)	—
Reverse stock split settlement of fractional shares	(160)	—
Repayments of notes payable	(1,463,437)	(5,505,050)
Payment of preferred dividend	(892,167)	—
Payment of costs in connection with debt extinguishment	(136,796)	—
Net Cash and Cash Equivalents Provided By Financing Activities	91,046,217	17,554,864
Net Increase (Decrease) in Cash and Cash Equivalents	4,322,004	(12,727,594)
Cash and Cash Equivalents - Beginning of Year	2,121,463	14,849,057
Cash and Cash Equivalents - End of Year	$6,443,467	$2,121,463

The accompanying notes are an integral part of these financial statements.

HYPERION DEFI, INC.

Statements of Cash Flows, continued

	For the Year Ended
	December 31,
	2025	2024
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$481,360	$1,622,479
Taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Deposits of HYPE into liquid staking activities	$58,753,773	$—
Redemption of liquid staking tokens for HYPE	$15,866,574	$—
Transfer of HYPE to digital asset receivable	$9,922,239	$—
Accrued dividend payable	$792,616	$—
Purchase of insurance policy financed by note payable	$—	$505,050
Accrual for intangible asset milestone obligation	$—	$2,000,000
Reclassification of deferred clinical supply costs to inventories	$—	$2,975,652
Modification date carrying value of extinguished Avenue Loan	$10,262,280	$—
Modification date fair value of modified Avenue Loan	$10,172,657	$—
Warrants issued for debt modification	$858,270	$—
Warrant modification and additional warrants - incremental value	$1,194,102	$2,868,000
Common stock issued in consideration for equipment received in conjunction with licensing agreement	$—	$135,400
Conversion of Avenue Loan to common stock	$640,336	$—
Common stock issued in consideration for licensing agreement	$—	$436,809
Common stock issued in consideration for reacquisition of licensing agreement	$—	$2,322,391
Common stock issued as consideration for modification of loan agreement	$—	$200,000
Interest expense added to note principal	$367,308	$102,902
Issuance of common stock related to vested restricted stock units	$53	$—
Treasury stock held for employee payroll taxes upon the delivery of restricted stock units	$253,558	$—

The accompanying notes are an integral part of these financial statements.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Organization and Operations

Hyperion DeFi, Inc. (“Hyperion DeFi” or the “Company”), formerly known as Eyenovia, Inc., is the first U.S. publicly listed company building a long-term strategic treasury of HYPE. Hyperion DeFi is working to provide its shareholders with simplified exposure to the Hyperliquid ecosystem. At the same time, the Company continues to execute on its planned completion of the development and registration of its Optejet ophthalmic microdose mist delivery system.

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

Beginning in July 2025, the Company used the proceeds from its capital raising activities to acquire and deploy HYPE in various revenue-generating activities, which includes native staking, liquid staking and its proprietary HYPE Asset Use Service agreements.

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

As of December 31, 2024, there was substantial doubt about the ability of the Company to continue as a going concern for at least one year from the date the financial statements were issued. This was based on a significant working capital deficiency, significant historical losses and the need to raise additional funds to meet the Company’s obligations and sustain its operations. During the year ended December 31, 2025, the Company raised significant capital through both an ATM offering and a private placement of Series A preferred stock (see Note 13 – Stockholders’ Equity (Deficit). A significant amount of the proceeds generated from these capital raises was used to purchase digital assets in connection with the launch of the Company’s new long-term strategic treasury of HYPE. The Company also extended the maturity date of its Loan and Security Agreement (see Note 9 – Notes Payable). These actions have alleviated the substantial doubt about the Company’s ability to continue as a going concern that existed at December 31, 2024.

As of December 31, 2025, the Company had unrestricted cash and cash equivalents of approximately $6.4 million and working capital of $4.5 million. For the years ended December 31, 2025 and 2024, the Company incurred a net loss of approximately $45.3 million and $49.8 million, respectively. For the years ended December 31, 2025 and 2024, the Company used cash in operating activities of approximately $14.8 million and $30.1 million, respectively. Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, Management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

While the Company plans to hold its digital assets as part of a long-term treasury strategy, and deploy its assets for productive purposes including staking and HYPE Asset Use Service agreements, the Company’s management has the discretion and ability to sell its digital assets as needed to cover liquidity obligations. As of December 31, 2025, the Company owns $16.2 million HYPE digital assets, of which nearly all are native staked and therefore would be subject to a seven-day unstaking queue before the Company could sell or transfer the assets. In addition, the majority of the Company’s HYPE digital assets are also deployed into HYPE Asset Use Service agreements or the Joint Validator Operator’s Agreement which are subject to additional restrictions on transferability (See Note 11 - commitments and contingencies). The Company also has approximately $21.0 million HYPE LSTs which can be traded, sold, or redeemed for HYPE and sold (subject to liquidity and redemption queue conditions, as well as the same seven-day unstaking queue as native staked HYPE).

Note 3 – Summary of Significant Accounting Policies

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

See Note 3 - Summary of Significant Accounting Policies — Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of December 31, 2025 and 2024, the Company had U.S. Treasury Bills with original maturity dates of three months or less classified within cash and cash equivalents in the amount of $4,016,156 and $0, respectively.

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions. As of December 31, 2025 and 2024, the Company had cash and cash equivalent balances in excess of FDIC insurance limits of $6,094,774 and $1,658,188, respectively.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Impairment of Long-lived Assets

The Company reviews for potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. An impairment would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company recorded $11.2 million in impairment losses during the year ended December 31, 2024, of which approximately $9.8 million was for the Company’s long-lived assets consisting of $6.1 million of intangible assets, $3.3 million of property and equipment, which includes $0.7 million of equipment deposits, and $0.4 million of operating lease right-of-use assets. This is presented in Impairment losses - other assets within the Statement of Operations.

Digital Assets

The Company’s digital assets primarily include HYPE (the Hyperliquid network’s utility token), liquid staking tokens (including HiHYPE kHYPE, and kmHYPE, each referred to as an “LST”), and KNTQ (the governance token of the Kinetiq liquid staking protocol). HYPE and KNTQ are accounted for in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60”). LSTs are classified as intangible assets in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill (“ASC 350-30”). Since LSTs represent a claim on HYPE, they do not fall under the scope of ASC 350-60.

HYPE digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of HYPE, the Company recognizes realized gains or losses in operating income (expense).

Digital intangible assets with indefinite lives; they are not amortized but are subject to impairment. LSTs are recorded at acquisition cost, reflecting the fair value of underlying HYPE deposited in the liquid staking pool and tracked by lot. These assets are presented as digital intangible assets in the Balance Sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as impairment of digital intangible assets in operating income (expense).

The Company uses the specific identification method to track the cost basis of all digital assets and digital intangible assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers, applying the five‑step model: identify the contract, identify performance obligations, determine the transaction price, allocate the transaction price to performance obligations, and recognize revenue when or as performance obligations are satisfied. Transaction prices include fixed and variable consideration, and estimates of variable consideration are included only to the extent that a significant reversal of revenue is not probable; the Company applies the as‑invoiced practical expedient when applicable. The Company evaluates whether it is a principal or agent and reports revenue net when acting as an agent.

Native Staking

The Company operates a co-branded Hyperliquid validator, known as “Kinetiq × Hyperion” (“KxH”), with Kinetiq Research Pte (“Kinetiq”) and Pier Two Pty Ltd (“Pier Two”) and earns HYPE as rewards and commission income from native staking by validating transactions and maintaining network security. The Company participates in the native staking through both self-staking (using the Company’s own tokens) and providing validation services to third-party delegators. The Company delegates its own HYPE digital assets to the co-branded KxH validator node and receives staking rewards in return. The Company is also entitled to commission income charged to third party delegators, for successfully validating transactions. Commission income from validation services is shared among the Company, Kinetiq and Pier Two. These rewards are received by the Company directly from the Hyperliquid network. The provision of services related to transaction validation on the Hyperliquid blockchain network (through both staking rewards and commission income) is an output of the Company’s ordinary activities.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The Company recognizes revenue from native staking in accordance with ASC 606, Revenue from Contracts with Customers, by following the five steps. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

The Company earns commission income in the form of HYPE from validator operations and staking rewards in the form of HYPE from self-staking. A contract with enforceable rights and obligations exists when the Company stakes its tokens to the validator and starts solving blocks on the Hyperliquid blockchain, which is the customer by analogy. Staking rewards and commission income are recognized as revenue when the Company satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). HYPE rewards are variable consideration, resolved at the conclusion of each block. The HYPE earned is noncash consideration and therefore measured at fair value at the inception of each contract.

Prior to December 2025, the Company did not have control over the validator and was therefore not considered the principal for the validation service. Consequently, staking rewards and commission income were recognized in revenue on a net basis, reflecting only the portion of protocol rewards and commission that the Company was entitled to receive. After gaining unilateral control of the validator on December 15, 2025, the Company became the principal for the validator service. From that point onward, rewards and commissions have been presented on a gross basis following this change.

Temporary HYPE Asset Use Services

The Company enters into arrangements with customers under which it provides the temporary use of its HYPE tokens in exchange for consideration. The Company’s obligation is to make the digital assets available for use over a defined period, which represents a single performance obligation that is satisfied over time as the counterparty simultaneously receives and consumes the benefits of use. In arrangements where control of the digital assets transfers to the customer, the Company records a receivable representing its right to receive the digital assets at the end of the contractual term. Consideration is primarily based on transaction volume, trading activity, or other usage-based metrics generated during the contract term. The Company recognizes revenue in the amount to which it has the right to invoice for services performed, consistent with the application of the right-to-invoice practical expedient.

Digital Assets Receivable and Credit Loss Allowance

The Company records a digital asset receivable when digital assets are transferred or deposited into a wallet controlled by a third party and the Company determines that it has lost control of the assets in accordance with the definition of control in ASC 606 (i.e., the Company no longer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the digital assets). In assessing whether control has transferred, the Company considers factors such as legal title, rights to transfer or pledge the assets, access to private keys, contractual restrictions, and the practical ability to direct the use of the digital assets. The Company evaluates the legal form and economic substance of each arrangement and documents the basis for its control conclusions.

If the economic substance of an arrangement is more akin to a financing or lending arrangement, the Company accounts for the arrangement in a manner consistent with crypto asset lending arrangements rather than as a sale or transfer of digital assets. In such cases, the digital asset receivable is initially and subsequently measured at the fair value of the underlying digital assets, with changes in fair value recognized in “Unrealized gains or losses — digital assets.”

The Company records an allowance for credit losses on digital asset receivables arising from arrangements in which control of the digital assets transfers to a third party, as described in Note 7 – Digital Assets – Revenue Recognition. The allowance for credit losses is measured in accordance with the current expected credit loss (“CECL”) model under ASC 326, Current Expected Credit Losses (“ASC 326”). In estimating expected credit losses, the Company considers counterparty-specific information, contractual terms, conditions in the digital asset market, conditions in the broader financial services market (including observed industry delinquency trends), corporate default rate forecasts published by third-party industry participants, and other relevant transaction-specific factors. Due to limited historical loss experience for digital asset receivables, the Company utilizes external data and applies a probability of default (“PD”) and loss given default (“LGD”) methodology.

As of December 31, 2025, the Company recorded an allowance for credit losses of $0.4 million related to the digital asset receivable based on the PD/LGD methodology.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Liquid Staking Income

Beginning in July 2025, the Company used the proceeds from its capital raising activities to acquire and deploy HYPE in staking activities, which includes native staking and liquid staking. Revenue from native staking is accounted for in accordance with ASC 606.

The Company engages in liquid staking arrangements by staking HYPE in exchange for LSTs, primarily kHYPE and HiHYPE. kHYPE serves as the standard retail liquid staking receipt token for HYPE, while HiHYPE is an institutional variant of kHYPE. HiHYPE is issued through Kinetiq’s gated iHYPE pool specifically for the Company, offering the same economic exposure as kHYPE. Both HiHYPE and kHYPE feature a floating redemption rate determined by the value of the underlying staked HYPE and associated rewards, penalties, and fees. These tokens—HiHYPE and kHYPE—are transferable, can be monetized, and may be utilized in other transactions, even while the original HYPE assets remain staked.

When HYPE is deposited into liquid staking pools, the Company recognizes any realized gains or losses on the HYPE in accordance with ASC 610-20, Operating (Income) Expense — Gains and Losses from the Derecognition of Nonfinancial Assets, since the Company relinquishes control over the HYPE deposited in the pool.

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

	December 31, 2025
		Fair Value
	Carrying Value	Level 1	Level 2	Level 3
HYPE digital assets	$16,233,941	$16,233,941	$—	$—
KNTQ digital assets	111,406	—	111,406	—
Total digital assets	$16,345,347	$16,233,941	$111,406	$—

HYPE digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs). The Company routinely evaluates which market qualifies as its principal market by considering factors such as accessibility, trading volume, and transaction activity. Ultimately, the principal market is determined as the one most accessible to the Company with the highest volume and orderly transactions for HYPE. As of December 31, 2025, a regulated exchange market is utilized as the principal market for HYPE.

KNTQ digital assets are measured at fair value on a recurring basis using market-corroborated inputs (Level 2 inputs) including the observed transactions on decentralized exchanges within the Hyperliquid and HyperEVM ecosystems.

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, digital assets receivable, and accounts payable approximate fair values due to the short-term nature or effective interest rates of these instruments.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Ophthalmic Technology Revenue

The Company’s revenues are also generated through product sales or research, development and commercialization agreements. The terms of such agreements may contain multiple promised goods and services, which may include (i) licenses to its intellectual property, and (ii) in certain cases, payment in connection with the manufacturing and delivery of clinical supply materials. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, upfront license fees; milestone payments; payments for clinical product supply, and royalties on future product sales.

The Company analyzes its arrangements to assess whether such arrangements involve joint operating activities. For collaboration arrangements that are deemed to be within the scope of ASC Topic 808, “Collaborative Arrangements”, the Company allocates the contract consideration between such joint operating activities and elements that are reflective of a vendor-customer relationship and, therefore, within the scope of ASC 606, Revenue from Contracts with Customers. The Company’s policy is to recognize amounts allocated to joint operating activities as a reduction in research and development expense.

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

During the years ended December 31, 2025 and 2024, the Company recognized revenue primarily from the following type of contract:

Product sales – Revenue is recognized at the point in time the customer obtains control of the goods and the Company satisfies its performance obligation, which is generally at the time it ships the product to the customer.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

Milestone Payments

The Company may receive up to $37.7 million in milestone payments in connection with the Arctic Vision License Agreement, as amended, based on various development and regulatory milestones, including the initiation of clinical research and regulatory approvals in Greater China and South Korea, related to the filing of marketing authorization applications of approximately $13.2 million and the receipt of regulatory approvals of approximately $24.5 million. It is currently unknown when or if remaining milestones related to the performance obligations will be achieved.

Royalty Payments

Arctic Vision also will purchase its supply of MicroPine, MicroLine and MicroStat from the Company or, for such products not supplied by the Company, pay the Company a mid-single digit percentage royalty on net sales of such products, subject to certain adjustments. No royalty payments were earned through December 31, 2025. The Company will pay a percentage in the range from 30% to 40% of such payments, royalties, or net proceeds of such supply to Senju Pharmaceuticals Co.,Ltd. (“Senju”) pursuant to a License Agreement.

Bausch License Agreement

On October 9, 2020, the Company entered into the Bausch License Agreement, pursuant to which Bausch + Lomb was permitted to develop and commercialize the Bausch Licensed Product (as defined in the Bausch License Agreement) in the United States and Canada (the “Licensed Territory”). Bausch + Lomb could terminate the Bausch License Agreement, with respect to the Bausch Licensed Product to either country in the Licensed Territory, at any time for convenience upon 90 days’ written notice.

On January 12, 2024, the Company and Bausch + Lomb entered into a mutual termination and reassignment agreement (the “Letter Agreement”), pursuant to which the Company reacquired the rights to the Bausch Licensed Product. The terms of the agreement include the immediate transfer of the rights and the subsequent transfer of certain assets relating to the Bausch Licensed Product from Bausch + Lomb to the Company in exchange for cash and common stock consideration. In addition, under the terms of the Letter Agreement, the Company agreed to pay Bausch + Lomb a low single-digit royalty on its net sales of the Bausch Licensed Product in the United States and Canada for a period of ten years from the date of the first commercial sale by the Company (or its affiliates or licensees) of the Bausch Licensed Product in the United States. Under the Letter Agreement, (i) the Company reacquired any and all licenses and other

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

rights granted by the Company to Bausch + Lomb under the original Bausch License Agreement, (ii) any and all licenses and other rights granted by Bausch + Lomb to the Company under the License Agreement are terminated, other than as set forth in the Letter Agreement, and (iii) other than as set forth in the Letter Agreement, Bausch + Lomb is released from all of their ongoing obligations under the License Agreement, including development and commercialization obligations.

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

Pursuant to the Side Letter, the Company agreed to pay approximately $0.5 million to Bausch + Lomb related to the defective clinical supply. It was also agreed that the Company would receive approximately $0.25 million from Bausch + Lomb to fund the vendor hold back liability that will be due upon completion of the CHAPERONE study. In addition, the Company purchased $0.5 million of clinical supplies from Bausch + Lomb in April 2024.

Intangible Assets

Definite-lived intangible assets are stated at fair value as of the date acquired, less accumulated amortization. Amortization is calculated based on the estimated useful lives of the assets, using the straight-line method.

The Company periodically evaluates the remaining useful lives of its intangible assets to determine whether events or circumstances warrant a revision to the remaining periods of amortization. In the event that the estimate of an intangible asset’s remaining useful life has changed, the remaining carrying amount of the intangible asset is amortized prospectively over that revised remaining useful life. If it is determined that an intangible asset has an indefinite useful life, such as certain digital assets, that intangible asset would be subject to impairment testing annually or whenever events or circumstances indicate that its carrying value may not, based on future undiscounted cash flows or market factors, be recoverable.

Operating Leases

The Company leases its facilities under non-cancellable operating leases. The Company evaluates the nature of each lease at the inception of an arrangement to determine whether it is an operating or financing lease and recognizes the right-of-use asset and lease liabilities based on the present value of future minimum lease payments over the expected lease term. The lease liability is measured at the present value of the remaining lease payments, discounted at the Company’s incremental borrowing rate. The Company’s leases do not generally contain an implicit interest rate and therefore the Company uses the incremental borrowing rate it would expect to pay to borrow on a similar collateralized basis over a similar term in order to determine the present value of its lease payments. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset. Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, after consideration of any impairment of the right-of-use asset.

Research and Development

Research and development expenses are charged to operations as incurred. The Company records prepaid expenses on its balance sheet for the payment of research and development expenses in advance of services being provided.

The Company’s license agreements were determined to represent collaborative arrangements. Pursuant to these collaborative arrangements, the licensee is required to reimburse the Company for certain research and development expenses. Providing research and development activities in the context of a collaboration agreement is not an ordinary activity for the Company. Accordingly, the licensee is not a customer with respect to the reimbursements and such payments are not subject to ASC 606. The Company’s policy is

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

to recognize the reimbursements as contra – research and development expense. The receivable for such payments, plus other license payments, is included in “prepaid expenses and other current assets” on the accompanying balance sheets.

Stock-Based Compensation

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. The fair value of the award is measured on the grant date and recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. Upon the exercise of an option, the Company issues new shares of common stock out of the shares reserved for issuance under its equity plans. See Note 13 – Stockholders’ Equity – Stock Options for additional information related to estimating the fair value of stock options.

Subsequent Events

The Company has evaluated subsequent events through the date which the financial statements were issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements, except as disclosed in Note 16 (“Subsequent Events”).

Recently Issued Accounting Standards

In November 2024, The FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220 – 04). This update requires an entity to disclose more detailed information regarding expenses for the entity. The amendments require that at each interim and the annual reporting period, the entity must disclose amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas- producing activities. Including the amounts, the entity is required to disclose and qualitative description of the amounts remaining in relevant expense captions, and to disclose the total amount of selling expenses and the definition of selling expenses. The amendments in this update should be applied prospectively to financial statements issued for the current period presented, and retrospectively to any prior periods presented in the financials. Although early adoption is permitted, the new guidance becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025. While the adoption of this ASU did not have a material effect on the Company’s financial condition, results of operations or cash flows, there will be increased disclosures required in the Notes to the Financial Statements.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 4 – Net Loss Per Share of Common Stock

The Company’s net income (loss) per share is calculated using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates earnings between common stockholders and holders of participating securities. The Company’s Series A Preferred Stock (see Note 13 - Stockholders’ Equity (Deficit) – Securities Purchase Agreement) are deemed to be participating securities due to their rights to participate in dividends with common stock. However, the two-class method has no impact on the calculation of loss per share during periods when the Company has a net loss, because the holders of participating securities are not required to absorb losses.

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive. There were no dilutive securities outstanding during the years ended December 31, 2025 and 2024. The following table presents the computation of basic and diluted net loss per common share:

	For the Years Ended
	December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(46,999,218)	$(49,818,433)

Denominator (weighted average quantities):
Common shares issued	4,907,637	830,569
Add: Undelivered vested restricted shares	92,694	2,428
Denominator for basic and diluted net loss per share	5,000,331	832,997

Basic and diluted net loss per common share	$(9.40)	$(59.81)

The following securities are excluded from the calculation of weighted average dilutive shares of common stock because their inclusion would have been anti-dilutive:

	December 31,
	2025	2024
Options	92,075	68,183
Warrants	33,820,785	1,166,017
Unvested RSU	1,545,000	4,611
Series A Convertible Preferred	16,307,691	—
Convertible debt	—	29,096
Total potentially dilutive shares	51,765,551	1,267,907

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 5 – Prepaid Expenses and Other Current Assets

As of December 31, 2025 and 2024, prepaid expenses and other current assets consisted of the following:

	December 31,
	2025	2024
Payroll tax receivable	$262,085	$288,705
Prepaid insurance expenses	135,856	148,117
Prepaid general and administrative expenses	137,422	61,610
Prepaid patent expenses	65,414	49,967
Other	201,565	97,337
Total prepaid expenses and other current assets	$802,342	$645,736

As of December 31, 2024, the Company wrote off $0.7 million of prepaid regulatory expenses, due to the uncertainty associated with the Company’s clobetasol propionate and Mydcombi products and its exploration of strategic alternatives.

Note 6 – Other Intangible Assets

On August 15, 2023, the Company entered into a license agreement (the “Formosa License”) with Formosa Pharmaceuticals Inc. (“Formosa”), whereby the Company acquired the exclusive U.S. rights to commercialize any product related to a novel formulation of clobetasol propionate ophthalmic suspension, 0.05% (the “Formosa Licensed Product”), which was approved by the FDA for ophthalmic use for inflammation and pain after ocular surgery and supplemental disease indications, if any, associated with the New Drug Application for the Formosa Licensed Product. The Formosa License had a term of ten years from the date of the first commercial sale of a Formosa Licensed Product, unless earlier terminated. The Company paid Formosa the aggregate amount of $2.0 million (the “Upfront Payment”), consisting of (a) cash in the amount of $1.0 million and (b) 6,097 shares of common stock, which is included in intangible assets on the accompanying balance sheet. The Company also capitalized $122,945 of transaction costs, which were primarily legal expenses. In addition to the Upfront Payment, the Company must pay Formosa up to $4.0 million upon the achievement of certain development milestones and up to $80.0 million upon the achievement of certain sales milestones. The trigger for the initial $2.0 million development milestone payments was FDA approval of the Formosa Licensed Product and the effective date of the acceptance by the Company of the transfer and assignment of the FDA approval. This occurred on March 14, 2024. Based on the achievement of that milestone, the Company paid Formosa the aggregate amount of $2.0 million, consisting of (a) cash in the amount of $1.0 million on April 26, 2024 and (b) 7,668 shares of common stock on April 29, 2024 (calculated pursuant to the Formosa License using a five-day volume-weighted average price on March 14, 2024, but valued at $0.4 million on the April 29, 2024 settlement date, resulting in a $0.6 million change in fair value of the equity consideration payable), which was included in net impairment of intangible assets at December 31, 2024. The second $2.0 million development milestone (to be fully paid in cash) was earned upon FDA approval of the Formosa Licensed Product and payment was triggered on the earlier of twelve months after FDA approval or six months following the first commercial sale of the Formosa Licensed Product. Because the payment became probable and estimable, the Company recorded an additional $2.0 million increase in the intangible asset which was included in accrued expenses at December 31, 2024.

It was determined that the transaction represented an asset acquisition, rather than a business combination, because substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset. Consequently, the accounting is pursuant to the cost accumulation model. The Upfront Payment has been capitalized as an intangible asset by the Company.

In October 2024, the Company had its first commercial sale of the Licensed Product, however, due to the uncertainty associated with its clobetasol propionate product, the Company impaired the full $6.1 million carrying value of the Formosa License at December 31, 2024.

On June 6, 2025, the Company and Formosa entered into the Mutual Termination Agreement, whereby the License Agreement (and all other agreements between the Company and Formosa) would be terminated, subject to certain terms and conditions. Formosa and the Company each agreed to provide the other party with a release of all claims, including Formosa releasing the Company from total obligations of $2.2 million. The Company met the conditions to be released from the obligations in July 2025 and the liabilities were extinguished at that time. The resulting income is presented on the Statement of Operations in Gain on extinguishment of liabilities.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 7 – Digital Assets

Native Staking

As of December 31, 2025, the Company had native staked 939,074 HYPE to the KxH validator node (including 300,725 digital assets receivable). The Company received 23,937 HYPE valued at $787,171 from such staking activities for the year ended December 31, 2025. Net of staking rewards paid to third-parties from December 15, 2025 onward (which is when the Company became principal for the validator service), receipt and accrual of HYPE from native activities generated $554,099 in the year ended December 31, 2025.

Temporary HYPE Asset Use Service Agreements

For the year ended December 31, 2025, the Company recognized $11,564 revenue from temporary HYPE Asset Use Service agreements. These assets are included in HYPE digital assets.

Digital Assets Receivable

For the year ended December 31, 2025, the Company recognized $90,636 interest income in connection with its digital assets receivables. As of December 31, 2025, Digital Assets Receivable totaled $6,935,131, which is net of $307,278 unamortized nonrefundable upfront fee and $405,331 provision for credit loss. The company had no Digital Assets Receivable balance as of December 31, 2024. There were no realized credit losses in the year ended December 31, 2025.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Digital Asset Reconciliation

The following table represents a reconciliation of the Company’s assets and (liabilities) related to its digital assets:

				Digital
	HYPE Digital	KNTQ Digital	Digital Asset	Intangible
	Assets	Assets	Receivable	Assets	Total
Balance, December 31, 2024	$—	$—	$—	$—	$—
Proceeds from sale of covered call option, net of repurchase proceeds	—	—	—	—	—
Purchases	71,819,039	—	—	135,000	71,954,039
Deposits of HYPE into liquid staking activities	(58,753,773)	—	—	58,753,773	—
Receipts of HYPE from liquid staking activities	15,866,574	—	—	(15,866,574)	—
Receipt and accrual of HYPE from native staking activities	554,099	—	—	—	554,099
Commission paid to co-validators	(26,160)	—	—	—	(26,160)
Purchase of digital asset receivable for HYPE	(9,922,239)	—	9,922,239	—	—
Unamortized nonrefundable upfront fee	—	—	(307,278)	—	(307,278)
Unrealized loss	(6,581,870)	(174,044)	(2,274,499)	—	(9,030,413)
Realized gain	3,278,271	285,450	—	4,758,124	8,321,845
Impairment	—	—	—	(27,188,768)	(27,188,768)
Provision for credit loss	—	—	(405,331)	—	(405,331)
Balance, December 31, 2025	$16,233,941	$111,406	$6,935,131	$20,591,555	$43,872,033
(1)	There were no realized credit losses in the year ended December 31, 2025.

Digital Assets

	Units	Cost Basis	Fair Value
HYPE digital assets	638,352	$22,808,555	$16,233,941
KNTQ digital assets	1,918,479	285,450	111,406
Total		$23,094,005	$16,345,347

Digital Intangible Assets

The following table sets forth the cost basis, impairment amount, and carrying amount of digital intangible assets held, as shown on the balance sheet as of December 31, 2025:

	Units	Cost	Carrying Value
HiHYPE	398,277	$18,695,687	$8,437,277
kHYPE	505,434	14,656,514	11,369,458
kmHYPE	28,888	884,473	649,820
Other digital assets	2	135,000	135,000
Total	932,601	$34,371,674	$20,591,555

The Company tracks the cost of its LSTs by lot. Impairment losses for the Company’s LSTs are recognized when a lot’s carrying value falls below its fair value. The fair value of LSTs are estimated based on the original HYPE deposited minus transaction costs. For the period ending December 31, 2025, the Company reported an impairment loss of $27.2 million on the statement of operations under impairment of digital intangible assets.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Airdrop

During the period, the Company received KNTQ digital assets through a network-initiated token distribution by Kinetiq. The Company did not provide goods or services in exchange for the tokens and did not enter into a contractual arrangement in connection with the distribution. The receipt of the tokens was accounted for as a non-reciprocal transaction within “Realized gain – digital assets”. The Company recognized operating income of $285,450 upon receipt of the tokens based on the tokens’ end‑of‑day fair value on the Hyperliquid decentralized exchange, which the Company considers to be its principal market.

Note 8 – Accrued Expenses and Other Current Liabilities

As of December 31, 2025 and 2024, accrued expenses and other current liabilities consisted of the following:

	December 31,
	2025	2024
Accrued dividend	$792,616	$—
Accrued rework of clinical supply returns	250,000	250,000
Accrued franchise tax	193,052	—
Accrued compensation expense	190,709	144,161
Accrued research and development expenses	176,948	302,880
Accrued professional services	157,770	111,750
Accrued foreign tax	100,000	295,711
Other accrued expenses	10,011	218,172
Total accrued expenses and other current liabilities	$1,871,106	$1,322,674

Note 9 –Notes Payable

As of December 31, 2025 and 2024, notes payable and convertible notes payable consisted of the following:

	December 31, 2025			December 31, 2024
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Avenue - Note payable	$8,339,366	$(543,230)	$7,796,136	$5,740,402	$(527,870)	$5,212,532
Avenue - Convertible note payable	—	—	—	5,000,000	(263,930)	4,736,070
	$8,339,366	$(543,230)	$7,796,136	$10,740,402	$(791,800)	$9,948,602

On November 22, 2022, the Company entered into a Loan and Security Agreement (the “Avenue Loan Agreement”) with Avenue Venture Opportunities Fund, L.P., (“Avenue 1”), and Avenue Venture Opportunities Fund, L.P. II, (“Avenue 2”, and together with Avenue, the “Lender”), for an aggregate principal amount of up to $15,000,000 (the “Avenue Loan”). The initial tranche of the Avenue Loan was $10,000,000, consisting of $4,000,000 from Avenue and $6,000,000 from Avenue 2. Up to $5,000,000 of the principal amount outstanding may be converted at the option of the Lender into shares of the Company’s common stock at a conversion price of $171.84 per share, subject to typical anti-dilution adjustments. The Avenue Loan bears interest at an annual rate equal to the greater of (a) 7.0% and (b) the prime rate as reported in The Wall Street Journal plus 4.45%. The Avenue Loan maturity date was November 1, 2025, but was extended to July 1, 2028 (see below for further discussion). The Company was able to and did request an additional $5,000,000 of gross funding between April 1, 2023 and July 31, 2023, subject to agreed-upon conditions (see below for further discussion). The Company must also make an incremental final payment equal to 4.25% of the aggregate funding, amounting to a premium of $425,000 on the initial tranche. The Company was required to make monthly interest-only payments during the first twelve months of the Avenue Loan, which was increased to up to eighteen months upon the achievement of specified performance milestones. Following the interest-only period, the Company is required to make equal monthly payments of principal and interest until the maturity date, plus interest. The Company could opt to prepay the Avenue Loan, subject to certain prepayment fees depending on the prepayment date, however no such prepayments have occurred.

On May 22, 2023, pursuant to the Avenue Loan Agreement, the Company received an additional tranche of non-convertible debt funding in the amount of $5,000,000. The Company paid approximately $126,000 of origination and legal fees in connection with this debt

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

funding. The additional funding is subject to the same interest and maturity date as the initial tranche. The additional funding triggered the extension of the interest-only payment period from the original 12 months to 18 months (through May 2024) for the entire outstanding balance due under the Avenue Loan Agreement (initial and additional tranches). Following the interest-only period, the Company was required to make equal monthly payments of principal until the maturity date, plus interest. The Company must also make a final payment equal to 4.25% of the additional tranche, amounting to a premium of $212,500 on the additional tranche. The total final payment on the aggregate borrowing is $637,500. As noted above, the Company could opt to prepay the Avenue Loan, subject to certain prepayment fees depending on the prepayment date, however no such prepayments have occurred.

In June 2024, the Company began making principal payments related to the Avenue Loan in the amount of $833,333 per month plus interest.

On November 22, 2024, the Company entered into an amendment of the Avenue Loan (the “First Amendment”), whereby the Lender agreed to defer principal and interest payments on the amounts outstanding until March 2025. In connection with the First Amendment, the Company issued an aggregate of 23,771 shares of its common stock to the Lender. The price per share was based on the Company’s five trading-day volume-weighted average price (VWAP) preceding the date of the First Amendment of approximately $8.42 per share. The shares had a fair value of approximately $200,000 on the issuance date, which value was accounted for as a component of debt discount.

On February 21, 2025, the Company entered into a Second Amendment (the “Second Amendment”) to Supplement the Avenue Loan Agreement whereby Avenue agreed to defer principal and interest payments on amounts outstanding until the end of September 2025. Deferred interest continued to accrue on the outstanding principal amount at the interest rate stated in the original Avenue Loan Agreement.

Under the Second Amendment, the Company agreed to use a portion of the proceeds from its at-the-market offering (see Note 13 – Stockholders’ Equity (Deficit), At-The-Market Offering) to pay down the outstanding principal amount under the Avenue Loan Agreement as follows: a) until the Company raised $3.0 million of aggregate proceeds, 65% of the proceeds would be remitted to the Lenders as a payment in respect of the outstanding principal amount and any accrued interest, and b) after the Company raised $3.0 million of aggregate proceeds, 75% of the proceeds would be remitted to the Lenders as a payment in respect of the outstanding principal amount and any accrued interest. In connection with the Second Amendment, the Company paid the Lenders $1.7 million in net proceeds, of which $1.4 million was applied to principal and $0.3 million was applied to interest, received from the at - the - market offering for the period from February 21, 2025 to June 17, 2025, which was equivalent to 65% of the proceeds raised less a negotiated adjustment of $0.3 million. This requirement was eliminated in conjunction with the Fourth Amendment to Supplement to the Avenue Loan Agreement (the “Fourth Amendment”) executed on June 17, 2025 (see below for discussion of the Fourth Amendment).

Pursuant to the Second Amendment, at any time on or after April 1, 2025, the Lenders also had the right, at their discretion, but not the obligation, to convert an aggregate amount of up to $10.0 million of the aggregate principal amount under the Avenue Loan Agreement into shares of the Company’s common stock, at a conversion price equal to $1.68 per share. During the year ended December 31, 2025, Avenue converted principal of $680,098 (less $39,762 of debt discount) into 404,820 shares of common stock. The conversion feature was eliminated in conjunction with the Fourth Amendment executed on June 17, 2025.

The Second Amendment of the Avenue Loan was accounted for as an extinguishment, due to the addition of the substantive conversion option. Accordingly, the $10.3 million modification date carrying value of the pre - modification Avenue Loan was derecognized and the $10.2 million modification date fair value of the post - modification Avenue Loan was recognized, resulting in the recording of a $0.1 million extinguishment gain. The post - modification Avenue Loan was valued using a Monte Carlo simulation model using the following key assumptions: (a) discount rate of 70.0%; (b) volatility of 130.0%; and (c) risk - free rate of 4.2%.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

On May 30, 2025, the Company entered into the Third Amendment to Supplement to the Avenue Loan Agreement (the “Third Amendment”). Pursuant to the Third Amendment, the conversion rights provided to the Lenders under the Second Amendment were revised to restrict the Lenders from exercising such conversion right if doing so would cause the Lenders and their affiliates to beneficially own more than 9.99% of the Company’s outstanding shares of common stock immediately after the conversion. The Lenders had the ability to increase or decrease the beneficial ownership limitation up to a maximum of 19.99% of the Company’s outstanding shares of common stock with a written notice to the Company and provided that such an increase in the beneficial ownership limitation would not have been effective until 61st day following the written notice. Additionally, the Third Amendment provided that if a significant corporate event occurred (such as a merger, asset sale, or stock recapitalization) while the conversion option remained in effect, the Lenders would have retained the right to convert the loan as if the conversion had occurred immediately prior to such event. The Company determined that the Third Amendment should be accounted for as a modification and continuation of the existing indebtedness. The conversion feature was eliminated in conjunction with the Fourth Amendment executed on June 17, 2025.

On June 17, 2025, the Company entered into the Fourth Amendment which, among other things, extended the maturity date of the loans to July 1, 2028; provided for an interest - only period from July 1, 2025 until January 31, 2027; reduced the interest rate from 12.0% to 8.0% (payable half in cash and half in kind); eliminated the option to convert an aggregate amount of up to $10.0 million of the loans outstanding into shares of common stock; eliminated the final payment of $637,500; and provided the Company with the option to prepay the debt owed under the Avenue Loan Agreement.

In connection with the Fourth Amendment, the Company issued to the Lenders warrants (the “Lender Warrants”) to purchase an aggregate of 350,000 shares of common stock. The Lender Warrants are exercisable immediately and may be exercised for five years from the initial issuance date at an exercise price of $4.00 per share. The Lender Warrants, if still outstanding at the expiration date, will be automatically exercised on a cashless basis. The Company determined that the Lender Warrants should be equity classified and valued the Lender Warrants at $858,270 using the Black - Scholes option pricing model using the following inputs (common stock market price of $2.97; volatility of 124%; dividend rate of 0.00% and risk - free rate of 3.99)%.

The Company determined that the Fourth Amendment should be accounted for as a troubled debt restructuring. Because the remaining undiscounted cash flows of the Avenue Loan exceed the June 17, 2025 carrying value, no gain was recognized and a new effective interest rate was established based on the new carrying value of the Avenue Loan and the amended cash flows. Finally, the $858,270 value of the Lender Warrants was capitalized as additional debt discount and will be amortized over the new term of the Avenue Loan, using the effective interest method.

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

During the years ended December 31, 2025 and 2024, the Company recorded interest expense relating to the Avenue Loan of $1,557,788 (which includes $655,997 of amortization of debt discount) and $2,468,863 (which includes $759,049 of amortization of debt discount), respectively. During the year ended December 31, 2025, interest expense in the amount of $379,998 was added to the principal balance outstanding.

BankDirect Capital Finance Loan

On February 24, 2024, the Company issued a note payable in the amount of $505,050 for the purchase of a directors and officers’ liability insurance policy (the “2024 D&O Loan”). The note accrued interest at a rate of 8.15% per year and matured on October 24, 2024. The 2024 D&O Loan was payable in eight monthly payments of $65,076 consisting of principal and interest. The note payable was repaid in full during the year ended December 31, 2024. Interest expense was $15,568 for the year ended December 31, 2024.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 10 – Income Taxes

The provision for income taxes consists of the following (expenses) benefits:

	For The Years Ended
	December 31,
	2025	2024
Current tax (provision) benefit:
Federal	—	—
State and local	(30,940)	—
Deferred tax (provision) benefit:
Federal	9,092,800	12,749,587
State and local	(12,148,400)	9,773,203
	(3,086,540)	22,522,790
Change in valuation allowance	3,055,600	(22,522,790)
Provision for income taxes	$(30,940)	$—

The effective income tax rate for the year ended December 31, 2025, differs from the statutory federal income tax rate as follows:

	2025
US Federal statutory tax rate at 21%	21.00%	$(9,516,031)
State and local taxes, net of federal income tax effect	0.07%	(31,318)
Tax credits	(1.37)%	621,947
Changes in valuation allowance	(14.44)%	6,541,633
Nontaxable or nondeductible items	(0.47)%	215,053
Other reconciling items related to net operating losses	(5.14)%	2,331,301
Other reconciling items related to prior period deferreds	0.42%	(193,525)
Effective income tax rate	0.07%	$(30,940)

As previously disclosed for the tax year ended December 31, 2024, prior to the adoption of ASU 2023-09, the effective income tax rate differs from the statutory federal income tax rate as follows:

2024
Federal statutory rate	(21.00)%
State tax rate, net of federal benefit	(13.20)%
Permanent differences	1.00%
Research & development tax credits	(0.80)%
Prior period adjustments and other	(3.60)%
Rate and apportionment changes	(7.60)%
Change in valuation allowance	45.20%
Effective income tax rate	0.00%

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The amounts of cash taxes paid are as follows:

	For The Years Ended
	December 31,
	2025	2024
Federal	$—	$—
State and Local
New York	—	24,625
New York City	(9,665)	9,690
All other states	1,525	1,807
	$(8,140)	$36,122

Deferred tax assets consist of the following:

	For The Years Ended
	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$35,004,024	$35,921,285
Research and development tax credits	1,373,706	1,995,653
Capitalized research and development costs	3,616,980	8,177,548
Stock-based compensation	1,762,617	3,026,311
Intangible assets	1,271,620	3,322,919
Lease liability	154,455	441,895
Other impaired assets	489,027	—
Property and equipment	102,854	246,074
Unrealized gain/loss on digital assets	6,057,526	—
Current expected credit loss	87,121	—
Total gross deferred tax assets	49,919,930	53,131,685
Valuation allowance	(49,830,516)	(52,886,116)
Deferred tax assets, net of valuation allowance	89,414	245,569
Deferred tax liabilities
Property and equipment	—	—
Right of use asset	(89,414)	(245,569)
Deferred tax liabilities, net	$—	$—

Changes in valuation allowance	$(3,055,600)	$(22,522,790)

As of December 31, 2025, the Company had approximately $149.0 million of domestic federal net operating loss carryforwards (“NOLs”), that may be available to offset future federal taxable income. Approximately $3.2 million of those NOLs will expire during the years ranging from 2034 to 2037. The remaining NOLs of approximately $145.8 million have no expiration dates. As a result of the ownership change on June 20, 2025, the Company’s NOLs are subject to an annual limitation of approximately $0.4 million per year. Additionally, as a result of the ownership change, approximately $7.5 million of NOLs are not expected to be realizable. As of December 31, 2025, the Company had approximately $62.3 million of state NOLs, which do not expire.

The Company recorded a valuation allowance of approximately $49.8 million and $52.9 million as of December 31, 2025 and 2024, respectively.

Valuation allowances are established when the Company has concluded that it is more likely than not that such deferred tax assets are not realizable. The Company’s ability to realize its remaining deferred tax assets as of December 31, 2025 is primarily dependent upon generating sufficient taxable income of the proper character in future years. Management has concluded that there is not sufficient positive evidence to support the expected realization of these deferred tax assets primarily due to the fact that unrealized investment on

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

digital assets and large net operating loss carryforwards as of December 31, 2025 is a source of future taxable benefits that will not be offset by future taxable income on minimal deferred tax liabilities. As part of the assessment of the amount of the valuation allowance, the Company considered that it has the ability and intent to execute tax planning strategies if necessary, including selling digital assets with a built-in-gain.

After consideration of all available evidence, the Company has concluded that, as of December 31, 2025, it is more likely than not that its deferred tax assets will not be realized. If the market value of digital assets changes in future periods, the Company will assess other sources of forecasted taxable income of proper character, which could result in the release of the valuation allowance.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2025 and 2024. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

No tax audits were commenced or were in process during the years ended December 31, 2025 and 2024. No tax related interest or penalties were incurred during the years ended December 31, 2025 and 2024. The Company’s federal, state and local income tax returns beginning with the year ended December 31, 2022 remain subject to examination.

Note 11 – Commitments and Contingencies

Hype Asset Use Service Agreement

The Company entered its first HYPE Asset Use Service Agreement (a “HAUS Agreement”) on September 12, 2025 with Credo Cayman. The Company linked 100,000 of its owned and staked HYPE tokens to the trading wallet of Credo Cayman, allowing Credo Cayman to receive reduced trading fees on the Hyperliquid decentralized exchange, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards. These tokens are presented as “Digital assets” on the Balance Sheets and “HYPE digital assets” (see Note 7), with a fair value of $2,543,100 as of December 31, 2025. The HAUS agreement has an initial term of 26 weeks and is automatically renewable for successive 4-week periods unless terminated with 14 days’ notice. The agreement with Credo Cayman was terminated in January 2026.

On October 28, 2025, the Company entered into a HAUS Agreement with Felix Foundation (“Felix”) to support the deployment of a perpetual futures market on the Hyperliquid protocol. Under the agreement, the Company allocated 500,000 HYPE tokens to a multi-signature wallet controlled jointly by Hyperion DeFi and Felix. These tokens are presented as “Digital assets” on the Balance Sheets and “HYPE digital assets” (see Note 7), with a fair value of $12,715,500 as of December 31, 2025. These tokens will be staked to satisfy the HIP-3 deployment requirements for launching a perpetual futures market (“HIP-3 Market”). The Company will retain full ownership of the allocated HYPE tokens, and Felix is prohibited from transferring, encumbering, or otherwise alienating the allocated HYPE tokens. Further, under the agreement, the Company will receive a share of HIP-3 Market revenues based on trading volume tiers, plus 100% of staking rewards. The agreement has an initial term of 52 weeks and is automatically renewable for successive 26-week periods unless terminated with 30 days’ notice; in addition, the Company may terminate the agreement for any reason upon 90 days’ prior written notice.

On November 19, 2025, the Company entered into a Temporary Use Agreement with Native Markets, Inc., for 300,000 HYPE tokens. Under this agreement, 300,000 of the Company’s HYPE tokens are staked at a deployer address to meet certain requirements of the Hyperliquid blockchain which unlocks more favorable economics for the USDH stablecoin. In return, the Company receives a fee for the use of its tokens by Native Markets, Inc., and the Company is entitled to receive all staking rewards on the tokens. The Temporary Use Agreement contains a six‑month Initial Term, automatically renewing for successive six-month periods unless either party provides 90 days’ notice of non‑renewal. Upon termination or expiration of the Temporary Use Agreement, Native Markets must immediately return all tokens to the Company. These tokens are presented as digital assets receivables on the Balance Sheets.

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

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Under the Joint Validator Agreement, Hyperion initiated the validator with 10,000 HYPE and agreed to provide staking capital from its treasury of HYPE tokens, so that the validator enters Hyperliquid’s active set of validators and it is eligible to produce and attest blocks in the Hyperliquid consensus protocol. Hyperion is contractually required to keep 10,000 HYPE tokens at the validator, and these tokens are presented as “Digital assets” on the Balance Sheets and “HYPE digital assets” within Note 7 – Digital Assets, with a fair value of $254,310 as of December 31, 2025. Kinetiq Group will contribute validator operations support, smart contract infrastructure, and stake-routing tooling via its liquid staking protocols, and Pier Two will host and manage the validator infrastructure, including uptime, monitoring and security, and will maintain ISO/IEC 27001 and SOC 2 compliance.

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

Employment Agreements

As of December 31, 2025, the aggregate potential severance pay for the executive officers of the Company is approximately $489,000.

Operating Leases

The Company leases office space in Laguna Hills, California; Reno, Nevada; and New York, New York. An additional lease for a location in Redwood City, California, expired in August 2025. The total security deposits for the existing leases amount to $182,200 and are presented in other assets on the balance sheet. On October 1,2025, the Company entered into a lease assignment agreement for the Reno, Nevada space with a third party. During the year ended December 31, 2024, due to uncertainty associated with the operations, the Company recorded a partial impairment of the Laguna Hills, Reno and New York right-of-use assets and a full impairment of the Redwood City right-of-use asset, in the total amount of $420,000. The Company’s rent expense for all office space amounted to $392,652 and $737,271 for the years ended December 31, 2025 and 2024, respectively.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

A summary of the Company’s right-of-use assets and liabilities is as follows:

	For the Years Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows used in operating activities	$574,060	$501,250

Right-of-use assets obtained in exchange for lease obligations
Operating leases	$—	$—

Weighted Average Remaining Lease Term (Years)
Operating leases	1.38	2.16

Weighted Average Discount Rate
Operating leases	10.0%	10.0%

Future minimum payments under the Company’s operating lease agreements are as follows:

For the Years Ending	Minimum
December 31,	Lease Payments
2026	$560,996
2027	214,619
Total future minimum lease payments	775,615
Less: imputed interest	(57,008)
Present value of lease liabilities	718,607
Less: current portion	(512,007)
Lease liabilities, non-current portion	$206,600

Litigations, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 12 – Related Party Transactions

Loan and Security Agreement

On June 17, 2025, Company entered into the Fourth Amendment (the “Fourth Amendment”) to the Supplement (as previously amended, the “Supplement”) to that certain Loan and Security Agreement, dated November 22, 2022 (the “Loan and Security Agreement”) with Avenue Capital Management II, L.P., as administrative agent and collateral agent, Avenue Venture Opportunities Fund, L.P., as a lender (“Avenue 1”) and Avenue Venture Opportunities Fund II, L.P., as a lender (together with Avenue 1, the “Lenders”).

As previously disclosed, the Loan and Security Agreement, as supplemented by the Supplement, provides for term loans in an aggregate principal amount of up to $15.0 million to be delivered in multiple tranches. The Fourth Amendment, among other things, extends the maturity date of the loans to July 1, 2028; provides for an interest-only period from July 1, 2025 until January 31, 2027; reduces the interest rate from 12.0% to 8.0%, payable half in cash and half in kind; eliminates the option of the Lenders to convert an aggregate amount of up to $10.0 million of the loans outstanding into shares of Common Stock; eliminates the final required payment of $637,500; and provides the Company with the option to prepay debt owed under the Loan and Security Agreement in part, subject to certain limitations. The maturity date of the loan is July 1, 2028. As of December 31, 2025, the aggregate principal amount outstanding under the Loan and Security Agreement was $8,339,366, and the outstanding principal amount as of March 23, 2026 was $8,394,123. During

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

the fiscal year ended December 31, 2025, the Company repaid an aggregate of $1,463,438 of the outstanding principal amount and paid $481,360 of accrued interest under the Loan and Security Agreement.

In connection with the Fourth Amendment, the Company issued to the Lenders warrants (the “Lender Warrants”) to purchase an aggregate of 350,000 shares of Common Stock at an exercise price of $4.00 per share. The issuance of the Lender Warrants was not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act or under any state securities laws.

Armistice Capital Master Fund Ltd.

March 2022 Securities Purchase Agreement

On March 3, 2022, the Company entered into a securities purchase agreement, (the “Purchase Agreement”) with Armistice Capital Master Fund Ltd (“Armistice”), or the Purchaser, pursuant to which the Company issued (i) 37,500 shares of common stock, (ii) pre-funded warrants, to purchase an aggregate of 23,377 shares of common stock and (iii) warrants to purchase an aggregate of 60,877 shares of common stock, (together, the “the March 2022 Offering”). The aggregate gross proceeds to the Company from the March 2022 Offering were approximately $15 million.

August 2023 Offering

On August 24, 2023, the Company entered into a securities purchase agreement with Armistice, pursuant to which the Company agreed to sell, in a registered direct offering by the Company directly to the Purchaser (the “August 2023 Offering”), 52,483 shares of common stock, pre-funded warrants to purchase up to 28,162 shares of common stock and warrants to purchase up to 60,484 shares of common stock (the “Common Warrants” and, together with the Pre-Funded Warrants, the “Warrants”). The combined offering price for each share of common stock and accompanying Common Warrant was $148.80, and the combined offering price for each Pre-Funded Warrant and accompanying Common Warrant was $148.00. The net cash proceeds of the August 2023 Offering were approximately $10.9 million after deducting cash issuance costs in the aggregate amount of approximately $1.1 million.

September 2024 Offering

On September 30, 2024, the Company closed on a registered direct offering with Armistice, pursuant to which the Company sold to the purchaser 107,875 shares of common stock; pre-funded warrants to purchase up to 821 shares of common stock; and warrants to purchase up to 108,696 shares of common stock at an exercise price of $40.00 per share. See Note 13 – Stockholders’ Equity (Deficit) – Offerings.

November 2024 Offering

On November 24, 2024, the Company closed on a registered direct offering (the “November 2024 Offering”) with Armistice, pursuant to which the Company sold to the purchaser 112,500 shares of common stock; pre-funded warrants to purchase up to 38,522 shares of common stock; and warrants to purchase up to 302,045 shares of common stock at an exercise price of $8.608 per share. See Note 13 – Stockholders’ Equity (Deficit) – Offerings.

December 2024 Offering

On December 5, 2024, the Company closed on a registered direct offering (the “December 2024 Offering”) with Armistice, pursuant to which the Company sold to the purchaser 137,500 shares of common stock; pre-funded warrants to purchase up to 113,563 shares of common stock; and warrants to purchase up to 502,126 shares of common stock at an exercise price of $7.752 per share. See Note 13 – Stockholders’ Equity (Deficit) – Offerings.

January 2025 Offering

On January 16, 2025, the Company entered into an Inducement Offer (the “January Inducement Offer”) with Armistice, (the “January Investor”), by which the Company agreed to reduce the exercise price of 197,118 existing warrants (“the January Existing Warrants”) from $55.20 per share, to $5.272 per share. See Note 13 – Stockholders’ Equity (Deficit) – Offerings.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Advisory Agreement

In August 2022, the Company entered into an agreement with Dr. Ianchulev, a former director, pursuant to which Dr. Ianchulev agreed to provide medical expertise and consultation related to the Company’s research and development programs, and such other matters as reasonably requested by the Company for an initial period of one year. The terms allowed for the agreement to be extended by mutual agreement of the parties. In consideration for Dr. Ianchulev’s services, the Company agreed to provide Dr. Ianchulev with a $5,000 monthly retainer throughout the term of the agreement, in addition to the compensation payable to all non-employee members of the Board. The Agreement was terminated effective December 31, 2024.

Note 13 – Stockholders’ Equity (Deficit)

Authorized Capital

The Company is authorized to issue 600,000,000 shares of common stock, par value of $0.0001 per share, and 60,000,000 shares of preferred stock, par value of $0.0001 per share. The holders of the Company’s common stock are entitled to one vote per share. The Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, redemption, voting or other rights.

On June 12, 2024, at the Annual Shareholders’ Meeting, the Company proposed and the shareholders approved an increase in the authorized number of shares of the Company’s common stock from 90,000,000 to 300,000,000 at the same par value of $0.0001 per share.

On August 19, 2025, the Company filed a certificate of amendment to its Third Amended and Restated Certificate of Incorporation, as amended with the Secretary of State of Delaware to increase the authorized number of shares of common stock, par value $0.0001 per share, from 300,000,000 shares to 600,000,000 shares and the total number of shares of preferred stock, par value $0.0001 per share, from 6,000,000 shares to 60,000,000 shares.

Common Stock Issuances

Pursuant to the License and certain milestone achievements, the Company issued 7,668 shares of common stock valued at $0.4 million on April 29, 2024 to Formosa (see Note 6 – Intangible Assets).

On May 3, 2024, the Company issued Bausch + Lomb 28,742 shares of the Company’s common stock, valued at $2.3 million, in satisfaction of its obligations pursuant to the Letter Agreement (see Note 3 – Summary of Significant Accounting Policies - Bausch License Agreements).

On November 25, 2025, the Company entered into a Subscription Agreement with Merenti Management GmbH (“Merenti”), pursuant to the Advisor Agreement with Merenti dated September 22, 2025. Pursuant to the Advisor Agreement, the Company issues shares as compensation for advisory services. During the year ended December 31, 2025, the Company issued 14,882 common shares to Merenti.

At-The-Market Program

December 2021 Sales Agreement

On December 14, 2021, the Company entered into a Sales Agreement, (the “December 2021 Sales Agreement”), with Leerink Partners LLC (“Leerink Partners”) (formerly SVB Securities) under which the Company may offer and sell, from time to time at its sole discretion, shares of common stock for gross proceeds of up to $50.0 million through Leerink Partners as its sales agent, or the 2021 Offering. The issuance and sale of shares, if any, of common stock by the Company under the December 2021 Sales Agreement will be pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-261638) filed with the SEC on December 14, 2021, or the Registration Statement, and the prospectus relating to the 2021 Offering filed therewith that forms a part of the Registration Statement.

Subject to the terms and conditions of the December 2021 Sales Agreement, Leerink Partners may sell the common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Leerink Partners will use commercially reasonable efforts to sell the common stock from time to time, based upon instructions from the Company (including any price, time or size limits or other customary parameters or conditions the Company may impose). The Company will pay Leerink Partners a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through Leerink Partners under the December 2021 Sales Agreement and also has provided Leerink Partners with certain indemnification rights.

On December 30, 2024, the Company entered into an Amended and Restated Sales Agreement (the “A&R Sales Agreement”) with Chardan Capital Markets, LLC (“Chardan”) with respect to the Company’s existing at-the-market offering program. The A&R Sales Agreement amends and restates the December 2021 Sales Agreement by and between the Company and Leerink Partners to, among other things, replace Leerink Partners with Chardan as sales agent. The Company agreed to pay Chardan a commission equal to three percent (3.0)% of the gross sales proceeds of any common stock sold through Chardan under the December 2024 Sales Agreement and also provided Chardan with certain indemnification rights.

On September 24, 2025, the Company entered into an Amendment to the A&R Sales Agreement (the “Amended A&R Sales Agreement”), with respect to the Company’s existing at-the-market offering program. The Amended A&R Sales Agreement, among other things, increases the aggregate offering price under the A&R Sales Agreement from $50 million to $100 million.

On November 14, 2025, the Company entered into a new Sales Agreement with Cantor Fitzgerald & Co. and Chardan with respect to the Company’s at-the-market offering program. The new agreement increases the aggregate offering price from $100 million to $500 million and increases the total fees payable to the two sales agents from 3.0% to 4.0%.

During the years ended December 31, 2025 and 2024, the Company received approximately $39.4 million and $6.0 million in proceeds, net of offering costs of $1.3 million and $0.2 million from the sale of 5,607,759 and 70,381 shares of its common stock, respectively.

Offerings

2025 Offerings

January Offering

On January 16,2025, the Company entered into an Inducement Offer (the “January Inducement Offer”) with an Investor (the “January Investor”), by which the Company agreed to reduce the exercise price of 197,118 existing warrants (“the January Existing Warrants”) from $55.20 per share, to $5.272 per share. The January Inducement Offer had a limited exercise period, until January 17, 2025, to exercise the January Existing Warrants (the “Exercise Period”).

In connection with the January Inducement Offer, if the Investor exercised the January Existing Warrants within the Exercise Period, the Company agreed to issue 197,118 Series A Common Stock Purchase Warrants and 197,118 Series B Common Stock Purchase Warrants to purchase an additional 394,236 shares of common stock at an exercise price of $5.272 per share which may be exercised for five years from the initial exercise date. The warrants became exercisable upon receipt of stockholder approval on August 18, 2025, at the Annual Shareholders’ Meeting.

On January 17, 2025, the January Investor exercised the January Existing Warrants within the Exercise Period. The aggregate gross cash proceeds to the Company from the January Inducement Offer were approximately $1.0 million, and net cash proceeds after offering costs were approximately $0.9 million.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

July Offering and Warrant Amendment

On July 1, 2024, the Company closed on a registered direct offering (the “July 2024 Offering”) with certain institutional and accredited investors (the “July 2024 Investors”), pursuant to which the Company sold 94,697 shares of common stock and warrants to purchase up to 94,697 shares of common stock. The combined offering price for each share of common stock and accompanying warrant was $52.80. The Company also agreed to issue warrants to purchase an additional 21,872 shares of common stock (the “July Additional Warrants”) to one of the July 2024 Investors. All of the new warrants become exercisable six months following their issuance, at an exercise price of $55.20 per share, and may be exercised until January 2, 2030.

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

The aggregate gross proceeds to the Company from the July 2024 Offering were approximately $5.0 million, and net proceeds after cash offering costs were approximately $4.3 million. Offering costs include placement agent fees of $0.4 million and Company legal fees of $0.3 million. In addition, there were $2.9 million of non-cash issuance costs which represents the value of the July Additional Warrants, plus the modification date incremental value of the modified Prior Warrants as compared to the original Prior Warrants, as an issuance cost of the warrant exercise.

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

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

September Offering and Warrant Amendment

On September 30, 2024, the Company closed on a registered direct offering (the “September 2024 Offering”) with a certain purchaser, pursuant to which the Company sold to the purchaser 107,875 shares of common stock; pre-funded warrants to purchase up to 821 shares of common stock; and warrants to purchase up to 108,696 shares of common stock at an exercise price of $40.00 per share. The combined offering price for each share and accompanying warrant was $36.80. The combined offering price for each pre-funded warrant and accompanying Warrant was $36.79, which is equal to the purchase price per share in the September 2024 Offering, minus $0.008, the exercise price per share of the pre-funded warrants. The warrants will be exercisable beginning six months following the date of issuance and may be exercised until March 31, 2030. The aggregate gross proceeds to the Company from the September 2024 Offering were approximately $4.0 million, and net proceeds after offering costs were approximately $3.6 million. On October 1, 2024, the holder of the 821 pre-funded warrants issued in the September Offering, exercised the pre-funded warrants at a price of $0.008 per share of common stock.

In connection with the December Offering, the Company entered into an amendment of the September Offering warrants to require stockholder approval to be exercisable and the termination date to be five years after stockholder approval.

On January 21, 2025, in connection with the December Offering, the stockholders approved the exercise of the September Offering warrants, the November Offering warrants and the December Offering warrants.

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

On January 21, 2025, in connection with the December Offering, the stockholders approved the exercise of the September Offering warrants, the November Offering warrants and the December Offering warrants.

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

On January 21, 2025, in connection with the December Offering, the stockholders approved the exercise of the September Offering warrants, the November Offering warrants and the December Offering warrants.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

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

On June 20, 2025, the Company filed a Certificate of Designation of Preferences, Rights and Limitations to provide for the designation of 5,435,898 shares of Series A Preferred Stock. The key features of the Series A Preferred Stock are that (a) each share of Series A Preferred Stock is convertible into three shares of common stock; (b) it accrues quarterly cumulative dividends at 6% per annum payable in cash or common stock at the Company’s option; (c) it participates in declared and paid cash common stock dividends; (d) it is non-voting except for certain protective covenants; and (e) it has a liquidation preference of $50,795,000 as of December 31, 2025, equal to the original purchase price, plus any accrued and unpaid dividends.

The Company incurred cash issuance costs of $634,250 in connection with the Purchase Agreement. In addition, the placement agent, as compensation for its services, received securities valued at $3.0 million, consisting of 307,692 shares of Series A Preferred Stock and five-year warrants to purchase 1,846,153 shares of common stock at an exercise price of $3.25 per share exercisable beginning on December 21, 2025.

The Company has determined that the Series A Preferred Stock, plus the investor and placement agent warrants, qualified to be equity classified.

Warrants

During the year ended December 31, 2025, the Company agreed to reduce the exercise price of existing warrants to purchase 197,118 shares of common stock from $55.20 per share to $5.272 per share. These warrants were immediately exercised for net proceeds to the Company of approximately $0.9 million. Cash issuance costs were $116,456 (see Offerings – 2025 Offerings – January Offering).

Modification accounting was only performed on the warrants that were actually exercised pursuant to the Inducement Offer as it represented a short-term inducement. The Company recognized the $1,194,102 modification date incremental value of the modified January Existing Warrants and July Additional Warrants issued as compared to the original January Existing Warrants, as an issuance cost of the warrant exercise.

The table below presents the assumptions that were used before and after the modification date. There was no warrant activity other than on the modification date. The following inputs were utilized to value the warrants for the Inducement Offer:

	Before Modification	After Modification
Risk free interest rate	4.42%	4.42%
Term	4.96 years	5.51 years
Volatility	110%	107%
Dividends	n/a	n/a

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The issuance date or modification date fair value of stock warrants issued or modified during the years ended December 31, 2025 and 2024 was determined using the Black Scholes method, with the following assumptions used:

	For the Years Ended
	December 31,
	2025	2024
Risk free interest rate	4.42%	4.39% - 5.22%
Expected term	5.51 years	0.7 - 5.5 years
Expected volatility	107%	86% - 118%
Expected dividends	n/a	n/a

A summary of the warrant activity during the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Warrants	Price	In Years	Value
Outstanding January 1, 2025	1,166,017	$22.33	—	—
Issued	33,359,619	$3.28	—	—
Repriced - (Old) (1)	(197,118)	$55.20	—	—
Repriced - (New) (1)	197,118	$5.27	—	—
Expired	(5,605)	$207.39	—	—
Exercised	(699,246)	$7.05	—	—
Outstanding December 31, 2025	33,820,785	$3.54	4.5	$10,110,769

Exercisable December 31, 2025	33,820,785	$3.54	4.5	$10,110,769
(1)	Repriced warrants represent the reset of the exercise price of certain warrants to purchase 197,118 shares of common stock to a price of $5.27 per share.

The following table presents information related to warrants as of December 31, 2025:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$3.2500	32,615,381	4.5	32,615,381
$4.0000	350,000	4.5	350,000
$5.2720	394,234	4.6	394,236
$8.6080	302,045	4.1	302,045
$197.5680	108,696	4.1	108,696
$217.9200	49,280	4.0	49,280
$380.8000	1,149	5.3	1,149
	33,820,785	4.5	33,820,787

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to common stock, stock options and restricted stock units, or RSUs. For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense allocated as follows:

	For the Years Ended
	December 31,
	2025	2024
Research and development	$389,245	$623,049
Selling, general and administrative	5,982,767	1,081,224
	$6,372,012	$1,704,273

Equity Incentive Plans

On April 7, 2020, the Company’s Board of Directors approved the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “Restated Plan”), which stockholders approved on June 30, 2020. Under the Restated Plan, as amended on June 16, 2022 and June 27, 2023, 83,750 shares of the Company’s common stock are reserved for issuance. The Restated Plan requires that all equity awards issued under the Restated Plan vest at least twelve months from the applicable grant date, subject to accelerated vesting, and provides that no dividend or dividend equivalent will be paid on any unvested equity award, although dividends with respect to unvested portions of equity may accrue and be paid when, and if, the awards later vest and the shares are actually issued to the grantee. In addition, the Restated Plan sets an annual limit on the grant date fair value of awards to any non-employee director, together with any cash fees paid during the year, of $150,000, subject to certain exceptions for a non-executive chair of the Board. As of December 31, 2024, the number of securities remaining available for future issuance under equity compensation plans was 14,227. On January 21, 2025, the stockholders approved an amendment to the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan to reserve an additional 350,000 shares of the Company’s common stock for issuance.

Restricted Stock Units

A summary of the restricted stock units activity during the year ended December 31, 2025 is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Price
RSUs non-vested January 1, 2025	4,608	$52.00
Granted	2,401,725	5.96
Vested	(810,833)	5.91
Forfeited	(50,500)	1.31
RSUs non-vested December 31, 2025	1,545,000	$6.63

Vested RSUs undelivered December 31, 2025	284,551	$5.49

RSUs have been granted to directors, employees and contractors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”). Some RSUs are subject to delayed delivery of the shares underlying the vested RSUs until the termination of grantee service.

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

During the year ended December 31, 2025, two executive officers entered into Employment Agreements with the Company. Per the Agreements, Hyunsu Jung received an immediately vested inducement grant and an additional market-based grant dated August 31, 2025. David Knox received an inducement grant vesting over 12 months from the grant date and an additional market-based grant dated September 29, 2025. Each of the market-based grants vest in two tranches based on the Company’s market capitalization. In applying the Barrier Option Pricing Model, the following inputs were utilized to value the grants:

	August 31, 2025	September 29, 2025
	Award	Award
Risk free interest rate	4.80%	4.60%
Term	30 years	30 years
Volatility	108%	106%
Dividends	n/a	n/a

As of December 31, 2025, there was $8.5 million of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 2.0 years.

Stock Options

A summary of the option activity during the year ended December 31, 2025 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Life	Intrinsic
	Options	Price	in Years	Value
Outstanding, January 1, 2025	68,183	$231.06	—	—
Granted	60,000	11.28	—	—
Exercised	—	—	—	—
Forfeited/Expired	(36,108)	240.62	—	—
Outstanding, December 31, 2025	92,075	$84.17	7.5	$—

Exercisable, December 31, 2025	31,281	$222.09	3.1	$—

The following table presents information related to stock options as of December 31, 2025:

Options Outstanding		Options Exercisable
		Weighted
		Average
Exercise	Number of	Remaining Life	Number of
Price	Options	In Years	Options
$0.01 - $19.99	60,000	—	—
$20.00 - $59.99	4,743	8.4	4,655
$60.00 - $99.99	62	8.3	34
$ 100.00+	27,270	2.3	26,592
	92,075	3.1	31,281

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following approximate assumptions:

	For the Years Ended
	December 31,
	2025	2024
Expected term (years)	5.85	5.50 - 10.00
Risk free interest rate	4.38%	3.47% - 4.72%
Expected volatility	121%	80% - 87%
Expected dividends	0.00%	0.00%

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

The weighted average estimated grant date fair value of the stock options granted for the years ended December 31, 2025 and 2024 was approximately $10 and $63 per share, respectively.

As of December 31, 2025, there was $617,219 of unrecognized stock-based compensation expense related to stock options which will be recognized over a weighted average period of 2.5 years.

Treasury Stock

On December 29, 2025, 82,324 shares were withheld from a delivery of RSUs to Hyunsu Jung to cover the Company’s tax obligations and are now treasury stock. The Company records repurchases of its own common stock at cost. Repurchased common stock is presented as a reduction of equity in the balance sheets. Gains resulting from differences between the cost of treasury stock and the re-issuance proceeds would be credited to additional paid-in capital. Losses resulting from differences between the cost of treasury stock and the re-issuance proceeds would be debited to additional paid-in capital.

Note 14 – Employee Benefit Plans

401(k) Plan

In April 2019, the Company adopted the Eyenovia 401(k) Plan, or the Plan, which went into effect in May 2019. All Company employees are able to participate in the Plan, subject to eligibility requirements as outlined in the Plan documents. Under the terms of the Plan, eligible employees are able to defer a percentage of their pay every pay period up to annual limitations set by Congress and the Internal Revenue Service under Section 401(k) of the Internal Revenue Code. The Company’s Board of Directors approved a matching contribution equal to 100% of elective deferrals up to 4% of eligible earnings with the matching contribution subject to certain vesting requirements as outlined in the Plan documents. For the year ended December 31, 2025, the Company recorded a reduction in expenses of $44,592 due to forfeitures from former employees. The Company recorded expense of $264,104 associated with its matching contributions for the year ended December 31, 2024.

Note 15 – Segment Reporting

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

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

The following table summarizes the activity of the Company’s segments for the years ended December 31, 2025 and 2024:

	For the Years Ended December 31,
	2025				2024
	Ophthalmic	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Technology	Assets	Other	Total	Technology	Assets	Other	Total
Revenue:
Revenue	$14,720	$798,735	$—	$813,455	$57,336	$—	$—	$57,336
Less:
Cost of revenue	(48)	(303,242)	—	(303,290)	(3,927,228)	—	—	(3,927,228)
Gross Income (Loss)	14,672	495,493	—	510,165	(3,869,892)	—	—	(3,869,892)
Less:
Research and Development:
Salaries and benefits	1,099,840	—	—	1,099,840	6,215,323	—	—	6,215,323
Direct clinical and non-clinical expenses	151,180	—	—	151,180	3,072,416	—	—	3,072,416
Facilities expenses	190,182	—	—	190,182	834,406	—	—	834,406
Non-cash stock based compensation expenses	389,245	—	—	389,245	623,049	—	—	623,049
Supplies and materials	25,130	—	—	25,130	2,195,608	—	—	2,195,608
Other Expenses(1)	42,165	—	—	42,165	409,457	—	—	409,457
Depreciation expense	12,688	—	—	12,688	1,112,463	—	—	1,112,463
Realized gain - digital assets	—	(8,321,844)	—	(8,321,844)	—	—	—	—
Unrealized gain/loss - digital assets	—	9,030,413	—	9,030,413	—	—	—	—
Impairment loss - digital assets	—	27,188,768	—	27,188,768	—	—	—	—
Impairment loss - other assets	—	—	—	—	11,207,897	—	—	11,207,897
Gain on covered call option	—	(157,570)	—	(157,570)	—	—	—	—
Provision for credit losses	—	405,331	—	405,331	—	—	—	—
Reacquisition of license rights	—	—	—	—	4,864,600	—	—	4,864,600
Segment loss	1,910,430	28,145,098	—	30,055,528	30,535,219	—	—	30,535,219

Reconciling Items
Selling, general and administrative expense (2)	—	—	17,175,698	17,175,698	14,333,114	—	—	14,333,114
Other (income) expense, net (3)	—	—	(1,406,626)	(1,406,626)	(1,080,208)	—	—	(1,080,208)

Net Income (Loss)	$(1,895,758)	$(27,649,605)	$(15,769,072)	$(45,314,435)	$(49,818,433)	$—	$—	$(49,818,433)
(1)	Other research and development expenses include outsourced engineering and IT systems used for research and development.
(2)	Selling, general and administrative expenses primarily include professional fees, general and administrative compensation expenses, general strategic consulting, Nasdaq/SEC fees, insurance and facilities expenses.
(3)	Other (income) expense, net includes interest income, interest expense and gain on extinguishment of liabilities.

The following table summarizes the segment assets for the years ended December 31, 2025 and 2024:

	December 31, 2025				December 31, 2024
	Ophthalmic	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Technology	Assets	Other	Total	Technology	Assets	Other	Total
Segment Assets
Cash	$—	$—	$6,443,467	$6,443,467	$2,121,463	$—	$—	$2,121,463
Digital assets	—	43,872,033	—	43,872,033	—	—	—	—
All other assets	132,652	—	1,316,104	1,448,756	1,546,296	—	—	1,546,296
Total Assets	$132,652	$43,872,033	$7,759,571	$51,764,256	$3,667,759	$—	$—	$3,667,759

HYPERION DEFI, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Note 16 – Subsequent Events

At-The-Market Offering

Subsequent to December 31, 2025, the Company received approximately $6.7 million in net proceeds from the sale of 1,852,325 shares of its common stock pursuant to its Sales Agreement with Cantor Fitzgerald & Co. in its “at-the-market” offering.

HYPE Digital Token Activity

Subsequent to December 31, 2025, the Company purchased approximately 47,395 HYPE digital tokens for a cost of approximately $1.5 million. There has been no liquid staking activity subsequent to December 31, 2025.

Series A Preferred Stock Dividend

On January 5, 2026, pursuant to Section 3.1 of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock, dated June 17, 2025, the Company paid its quarterly dividend payable to the Series A Preferred Stock in 244,518 shares of the Company’s common stock.

Amendment to the Company’s By-Laws regarding Quorum Threshold

On March 20, 2026, the Company’s Board of Directors, pursuant to Section 216 of the Delaware General Corporation Law, approved an amendment to the Company’s By-laws changing the quorum threshold for stockholder meetings from a simple majority to one-third (1/3) of the Company’s outstanding shares.

HYPE Asset Use Service Agreement with Silhouette AG

On March 18, 2026, the Company entered into a HYPE Asset Use Service Agreement with Silhouette AG. The Company agreed to link 100,000 of its owned and staked HYPE tokens to the trading wallet of Silhouette AG, allowing Silhouette AG to receive reduced trading fees on the Hyperliquid decentralized exchange, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards. The agreement has an initial term of 52 weeks and is automatically renewable for successive 52-week periods unless either party provides notice of termination within 30 days prior to the end of the initial term; in addition, the Company may terminate the agreement for any reason upon 90 days’ prior written notice.