Form 10-Q
period 2026-03-31
HYPERION DEFI, INC.
filed 2026-05-15
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

COMMISSION FILE NUMBER: 001-38365

HYPERION DEFI, INC.

(Exact name of Registrant as Specified in Its Charter)

Delaware	47-1178401
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3090 Nowitzki Way, Suite 300 Dallas, TX	75219
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (833) 393-6684

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	HYPD	Nasdaq Capital Market

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

The number of outstanding shares of the registrant’s common stock was 15,157,747 as of May 13, 2026.

HYPERION DEFI, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERION DEFI, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2026	2025
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$7,380,922	$6,443,467
Prepaid expenses and other current assets	1,423,025	802,342
Total Current Assets	8,803,947	7,245,809

Digital assets	25,422,127	16,345,347
Digital assets receivable, net	10,376,105	6,935,131
Digital intangible assets	16,033,758	20,591,555
Digital intangible assets receivable, net	8,907,419	—
Operating lease right-of-use asset	340,407	415,998
Other assets	182,200	230,416
Total Assets	$70,065,963	$51,764,256

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$428,266	$317,900
Accrued expenses and other current liabilities	2,070,181	1,871,106
Operating lease liabilities - current portion	465,245	512,007
Notes payable - current portion	1,509,326	—
Total Current Liabilities	4,473,018	2,701,013
Notes payable - non-current portion	6,965,557	7,796,136
Operating lease liabilities, non-current portion	132,424	206,600
Total Liabilities	11,570,999	10,703,749

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 60,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock, 5,435,898 shares designated; 5,235,897 and 5,435,897 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively with a liquidation preference of $50,768,000 as of March 31, 2026	524	544
Common stock, $0.0001 par value, 600,000,000 shares authorized; 11,428,482 shares issued and outstanding as of March 31, 2026;8,762,329 shares issued and 8,680,005 shares outstanding as of December 31, 2025, respectively	1,143	876
Additional paid-in-capital	290,277,174	281,937,072
Treasury stock, at cost, 0 and 82,324 shares as of March 31, 2026 and December 31, 2025, respectively	—	(253,558)
Accumulated deficit	(231,783,877)	(240,624,427)
Total Stockholders’ Equity	58,494,964	41,060,507
Total Liabilities and Stockholders’ Equity	$70,065,963	$51,764,256

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Revenue	$244,271	$14,720
Cost of revenue	—	(48)
Gross Profit	244,271	14,672

Operating (Income) Expenses:
Research and development	286,764	673,043
Selling, general and administrative	4,493,604	2,372,322
Realized gain - digital assets and digital assets receivable	(3,623,764)	—
Unrealized gain - digital assets	(10,973,979)	—
Unrealized gain – digital intangible assets receivable	(367,251)	—
Impairment loss - digital intangible assets	1,231,668	—
Net gains (losses) on derivative instruments	(39,401)	—
Provision for credit losses	504,511	—
Net Operating (Income) Expenses	(8,487,848)	3,045,365
Income (Loss) From Operations	8,732,119	(3,030,693)

Other Income (Expense):
Other income, net	90,133	3,687
Gain on extinguishment of liabilities	—	89,623
Interest expense	(225,869)	(581,499)
Interest income	244,167	35,349
Total Other Income (Expense), Net	108,431	(452,840)

Net Income (Loss)	8,840,550	(3,483,533)
Dividend to preferred stockholders	(815,297)	—
Net Income (Loss) Attributable to Participating Securities	8,025,253	(3,483,533)
Less: income allocated to preferred stockholders	(4,789,742)	—
Net Income (Loss) Available to Common Stockholders	$3,235,511	$(3,483,533)

Net Loss per Share - Basic	$0.30	$(1.59)
Net Loss per Share - Diluted	$0.26	$(1.59)

Shares Outstanding - Basic	10,610,679	2,188,938
Shares Outstanding - Diluted	12,686,142	2,188,938

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	For the Three Months Ended March 31, 2026
					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2026	5,435,897	$544	8,762,329	$876	$281,937,072	82,324	$(253,558)	$(240,624,427)	$41,060,507
Issuance of common stock in At the Market offering [1]	—	—	1,859,993	186	6,665,196	—	—	—	6,665,382
Issuance of common stock for payment in kind of preferred stock dividend	—	—	244,518	25	939,312	—	—	—	939,337
Issuance of common stock from the delivery of vested restricted stock units	—	—	33,516	3	(3)	—	—	—	—
Issuance of common stock from conversion of preferred stock	(200,000)	(20)	600,000	60	(40)	—	—	—	—
Retirement of treasury shares	—	—	(82,324)	(8)	(253,550)	(82,324)	253,558	—	—
Stock-based compensation:
Amortization of stock option awards	—	—	—	—	80,880	—	—	—	80,880
Amortization of restricted stock units	—	—	—	—	1,690,852	—	—	—	1,690,852
Issuance of common stock to vendors as consideration for service provided	—	—	10,450	1	32,752	—	—	—	32,753
Preferred stock dividend ($0.16 per preferred share outstanding)	—	—	—	—	(815,297)	—	—	—	(815,297)
Net income	—	—	—	—	—	—	—	8,840,550	8,840,550
Balance - March 31, 2026	5,235,897	$524	11,428,482	$1,143	$290,277,174	—	$—	$(231,783,877)	$58,494,964

	For the Three Months Ended March 31, 2025
					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit
Balance - January 1, 2025	—	$—	1,506,369	$151	$182,213,889	—	$—	$(195,309,992)	$(13,095,952)
Issuance of common stock in At the Market offering [2]	—	—	1,127,100	113	5,663,153	—	—	—	5,663,266
Induced exercise of stock warrants [3]	—	—	197,118	19	922,731	—	—	—	922,750
Reverse stock split settlement of fractional shares	—	—	(41)	—	(160)	—	—	—	(160)
Warrant modification and additional warrants-incremental value [4]	—	—	—	—	1,194,102	—	—	—	1,194,102
Warrant modification and additional warrants-in issuance costs for inducement [5]	—	—	—	—	(1,194,102)	—	—	—	(1,194,102)
Stock-based compensation	—	—	—	—	279,628	—	—	—	279,628
Net loss	—	—	—	—	—	—	—	(3,483,533)	(3,483,533)
Balance - March 31, 2025	—	$—	2,830,546	$283	$189,079,241	—	$—	$(198,793,525)	$(9,714,001)

[1]Includes gross proceeds of $6,981,098 less total issuance costs of $315,716.

[2]Includes gross proceeds of $5,851,007 less total issuance costs of $187,741.

[3]Includes gross proceeds of $1,039,206 less total issuance costs of $116,456.

[4]Incremental value from the warrant inducement entered into on January 16, 2025.

[5]Non-cash warrant modification and additional warrants issuance costs related to the warrant inducement are shown as a separate line item for clarity.

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$8,840,550	$(3,483,533)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Stock-based compensation	1,804,485	279,628
Change in fair value of shares issued for accrued dividend	146,719	—
Amortization of debt discount	55,461	277,972
Non-cash lease expense	75,591	75,591
Provision for credit losses	504,511	—
Gain on extinguishment of liabilities	—	(89,623)
Realized gain - digital assets	(3,623,764)	—
Unrealized gain - digital assets	(10,973,979)	—
Unrealized gain – digital intangible assets receivable	(367,251)
Net gains on derivative instruments	(39,401)	—
Impairment loss - digital intangible assets	1,231,668	—
Non-cash revenue, net	(244,271)	—
Non-cash portion of other income	(6,041)	—
Non-cash interest income from digital assets receivable	(198,957)	—
Paid-in-kind interest expense	83,672	198,829
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,542,190)	(577,321)
License fee and expense reimbursements receivables	—	(960)
Accounts payable	110,366	(999,807)
Accrued expenses and other current liabilities	67,117	28,814
Lease liabilities	(120,938)	(152,436)
Net Cash and Cash Equivalents Used In Operating Activities	(4,196,652)	(4,442,846)

Cash Flows From Investing Activities
Purchase of digital assets	(1,472,835)	—
Net Cash and Cash Equivalents Used In Investing Activities	(1,472,835)	—

Cash Flows From Financing Activities
Proceeds from sale of common stock in At the Market offering	6,981,098	5,851,007
Proceeds from induced exercise of stock warrants	—	1,039,206
Payment of issuance costs for At the Market offering	(315,716)	(187,741)
Repayments of notes payable	(58,440)	(152,279)
Payment of issuance costs for debt modification	—	(177,228)
Payment of cash issuance costs for induced exercise of stock warrants	—	(116,456)
Reverse stock split settlement of fractional shares	—	(160)
Net Cash and Cash Equivalents Provided By Financing Activities	6,606,942	6,256,349
Net Increase in Cash and Cash Equivalents	937,455	1,813,503
Cash and Cash Equivalents - Beginning of Period	6,443,467	2,121,463
Cash and Cash Equivalents - End of Period	$7,380,922	$3,934,966

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Three Months Ended
	March 31,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$86,737	$—
Taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Modification date carrying value of extinguished Avenue Loan	$—	$10,262,280
Modification date fair value of modified Avenue Loan	$—	$10,172,657
Transfer of digital intangible assets into digital intangible assets receivable	$8,863,235	$—
Deposits of USDH into Hyperion Rysk Vault	$1,765,075	$—
Redemption of digital assets from Hyperion Rysk Vault	$151,377	$—
Warrant modification and additional warrants - incremental value	$—	$1,194,102
Prepaid insurance financed by note payable	$598,055	$—
Common stock issued for accrued dividends payable	$939,337	$—
Accrued dividend payable to preferred stockholders	$815,297	$—
Treasury shares retired	$253,558	$—
Deposits of digital assets into liquid staking activities	$224,011	$—
Liability for digital assets received from lender, prior to loan origination	$150,163	$—
Common stock issued upon conversion of preferred stock	$60	$—
Receipt of digital assets from liquid staking activities	$4	$—
Issuance of common stock upon vesting of restricted stock units	$3	$—

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business Organization, Nature of Operations and Basis of Presentation

Hyperion DeFi, Inc. (“Hyperion DeFi” or the “Company”) is the first U.S. publicly listed company building on Hyperliquid. Hyperion DeFi is working to provide its shareholders with simplified exposure to the Hyperliquid ecosystem.

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

Through April 2026, the Company was also conducting research and development activities related to its proprietary Optejet User Filled Device, designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. Management expects that substantially all assets and operations related to Optejet will be wound down during the second quarter of 2026.

Beginning in July 2025, the Company used the proceeds from its capital raising activities to acquire and deploy HYPE in various revenue-generating activities, which includes native staking, liquid staking and its proprietary HYPE Asset Use Service (“HAUS”) agreements.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of March 31, 2026 and for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026 or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “2025 Form 10-K”).

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Management’s Liquidity Plans

The Company’s primary source of liquidity has historically been cash generated from equity offerings and debt, along with recent additional income sources recently generated from the Company’s digital assets business strategies. Under Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since the Company’s inception, it has had a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

As of March 31, 2026, the Company had unrestricted cash and cash equivalents of approximately $7.4 million and working capital of $4.3 million. For the three months ended March 31, 2026, the Company earned net income of approximately $8.8 million. For the three months ended March 31, 2025, the Company incurred a net loss of approximately $3.5 million. For the three months ended March 31, 2026 and 2025, the Company used cash in operating activities of approximately $4.2 million and $4.4 million, respectively. Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, Management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

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

On May 7, 2026, the Company closed a public offering of 2,777,778 common shares and received approximately $8.7 million in net proceeds. On May 13, 2026, pursuant to the Company’s grant to Chardan Capital Markets, LLC (“Chardan”) of a 30-day option to purchase up to 416,666 additional shares under the previously announced Underwriting Agreement dated May 5, 2026 (the “Underwriting Agreement”), the Company issued, and Chardan purchased, 132,249 shares of the Company’s common stock, resulting in approximately $0.4 million in net proceeds to the Company. The Company plans to continue to pursue additional capital through its at-the-market common stock offering programs in the future, however, such funding may not be available on terms acceptable to the Company or at all. Although Management believes that such capital sources will continue to be available, there can be no assurances that financing will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to cover operating expenses, to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plans.

While the Company plans to hold its digital assets as part of a long-term treasury strategy, and deploy its assets for productive purposes including staking and HAUS agreements, the Company’s management has the discretion and ability to sell its digital assets as needed to cover liquidity obligations. As of March 31, 2026, the Company owns $25.4 million of HYPE digital assets, of which nearly all are native staked and therefore would be subject to a seven-day unstaking queue before the Company could sell or transfer the assets. In addition, approximately $22.3 million of the Company’s HYPE digital assets are also deployed into HAUS agreements or the Joint Validator Operator’s Agreement (as defined below) with additional 90-day contractual restrictions on transferability of the associated HYPE digital assets (See Note 9 - Commitments and Contingencies). The Company also has approximately $14.1 million HYPE Liquid Staking Tokens (including HiHYPE, kHYPE, and kmHYPE, each referred to as a “HYPE LST”) which can be traded, sold, or redeemed for HYPE and sold (subject to liquidity and redemption queue conditions, as well as the same seven-day unstaking queue as native staked HYPE).

Note 3 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 3 – Summary of Significant Accounting Policies included in the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2026, except as disclosed below.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, (“U.S. GAAP”), requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the determination of fair value on digital assets, impairment assessments of digital intangible assets, fair value calculations for equity securities and derivative instruments linked to digital assets, establishment of valuation allowances for deferred tax assets, revenue recognition, the valuation of derivative instruments, reserves for credit losses, the recovery of deferred costs and the deferral of revenues. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company as well as general economic conditions. It is reasonably possible that actual results could differ from those estimates.

See Note 3 - Summary of Significant Accounting Policies — Stock-Based Compensation for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of March 31, 2026, the Company had U.S. Treasury Bills with original maturity dates of three months or less classified within cash and cash equivalents in the amount of $4,049,314.

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation (“FDIC”) insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

Digital Assets

The Company’s digital assets and digital intangible assets primarily include HYPE (the Hyperliquid network’s native token), HYPE LSTs, KNTQ (the governance token of the Kinetiq liquid staking protocol), sKNTQ (a KNTQ liquid staking token, or “KNTQ LST”), HPL (the governance token of the HyperLend protocol), sHPL (a HPL liquid staking token, or “HPL LST”), and Hyperion Rysk Vault Shares (bearing the technical name “WHYPE-USDH-USDH-P-H-HL”). HYPE, KNTQ, and HPL are accounted for in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60”) and are presented as digital assets in the condensed balance sheets. HYPE LSTs, KNTQ LSTs, and HPL LSTs are collectively referred to as the Company’s “LSTs”. The Company’s LSTs and Hyperion Rysk Vault Shares are classified as intangible assets in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill (“ASC 350-30”) and are presented as digital intangible assets in the condensed balance sheets. Since the Company’s LSTs and Hyperion Rysk Vault Shares represent a claim on their underlying tokens, they do not fall within under the scope of ASC 350-60.

HYPE, KNTQ, and HPL digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date (midnight UTC) with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of digital assets into LSTs, the Company recognizes realized gains or losses in operating income (expense).

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s LSTs and Hyperion Rysk Vault Shares are digital intangible assets with indefinite lives; they are not amortized but are subject to impairment. The Company’s LSTs and Hyperion Rysk Vault Shares are recorded at acquisition cost, reflecting the fair value of underlying digital assets deposited in the liquid staking pool or smart contract enabled vault, as the case may be, and tracked by lot. These assets are presented as digital intangible assets in the Condensed Balance Sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as “Impairment loss – digital intangible assets in operating income (expense)”.

Digital assets that are subject to contractual restrictions or are pledged as collateral and not available for general corporate purposes are classified as restricted digital assets and are presented separately on the accompanying condensed balance sheets. The Company uses the specific identification method to track the cost basis of all digital assets and digital intangible assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), applying the five-step model: identify the contract, identify performance obligations, determine the transaction price, allocate the transaction price to performance obligations, and recognize revenue when or as performance obligations are satisfied. Transaction prices include fixed and variable consideration, and estimates of variable consideration are included only to the extent that a significant reversal of revenue is not probable; the Company applies the as-invoiced practical expedient when applicable. The Company evaluates whether it is a principal or agent and reports revenue net when acting as an agent.

HYPE Native Staking

The Company operates a co-branded Hyperliquid validator, known as “Kinetiq × Hyperion” (“KxH”), with Kinetiq Research Pte. Ltd. (“Kinetiq”) and Pier Two Pty Ltd (“Pier Two”) and earns HYPE as rewards and commission income from native staking by validating transactions and maintaining network security. The Company participates in the native staking through both self-staking (using the Company’s own tokens) and providing validation services to third-party delegators. The Company delegates its own HYPE digital assets to the co-branded KxH validator node and receives staking rewards in return. The Company is also entitled to commission income charged to third party delegators, for successfully validating transactions. Commission income from validation services is shared among the Company, Kinetiq and Pier Two. These rewards are received by the Company directly from the Hyperliquid network. The provision of services related to transaction validation on the Hyperliquid blockchain network (through both staking rewards and commission income) is an output of the Company’s ordinary activities.

The Company recognizes revenue from native staking in accordance with ASC 606, by following the five steps. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

The Company earns commission income in the form of HYPE from validator operations and staking rewards in the form of HYPE from self-staking. A contract with enforceable rights and obligations exists when the Company stakes its tokens to the validator and starts solving blocks on the Hyperliquid blockchain, which is the customer by analogy. Staking rewards and commission income are recognized as revenue when the Company satisfies its performance obligations (i.e., successfully validates blocks or transactions as determined by the protocol). HYPE rewards are variable consideration, resolved at the conclusion of each block. The HYPE earned is noncash consideration and therefore measured at fair value at the inception of each contract. Subsequent changes in fair value of HYPE earned are recognized within “Unrealized gain (loss) - digital assets” in the condensed statements of operations.

The Company participates in Hyperliquid blockchain validation activities through its arrangements with third-party validator operators, Kinetiq and Pier Two. While the Company obtained unilateral control over the private keys beginning on December 15, 2025, the ongoing operation, maintenance, and performance of validator infrastructure, and the process of validation are conducted by the Company’s third-party validator operators. Given the Company does not perform the primary validating activities, the Company’s performance obligation is limited to delegating and arranging for validation services. Therefore, for the three months ended March 31,

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

2026, the Company has determined it acts as an agent under ASC 606. Revenue is recognized on a net basis, representing the portion of blockchain rewards retained by the Company after amounts owed to third-party validator operators and third-party token delegators.

Temporary HAUS Agreements

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

HyperLend Private Pool Participation Agreement and Revenue-Sharing Agreement

In the three months ended March 31, 2026, the Company received 10 million HPL tokens from HyperLend Inc. (“HyperLend”) in accordance with two separate partnership agreements between the parties as detailed further below. The Company’s HPL tokens are included within “Digital assets” on the condensed balance sheets. Neither partnership agreement generated any Revenue for the Company in the three months ended March 31, 2026.

The Company first received 1 million HPL in connection with a Private Pool Participation Agreement with HyperLend. Pursuant to this agreement, the Company anticipates becoming a borrower on the HyperLend platform in the future, and HyperLend’s role in the agreement is a vendor. The Company accounts for these 1 million HPL tokens in accordance with ASC 705 – Cost of Sales and Service, given HyperLend’s role as a vendor. These 1 million HPL tokens represent vendor consideration and therefore the value recognition is deferred to reduce future obligations of the Company owed to HyperLend. No Company borrowing activity has occurred through the HyperLend private pools as of March 31, 2026.

The Company subsequently received 9 million HPL tokens on March 31, 2026 in connection with a Revenue-Sharing Agreement with HyperLend. Pursuant to this agreement, the Company has a performance obligation to introduce borrowers to the HyperLend platform for the purposes of originating eligible loans, and HyperLend is the customer in the agreement. The Company accounts for these 9 million HPL as a non-cash, nonrefundable upfront referral fees by HyperLend in accordance with ASC 606. The fair value at contract inception of these 9 million tokens received will be recognized ratably by the Company over the Revenue-Sharing Agreement’s one-year initial term. The Company also may earn additional referral fee revenue subsequent to March 31, 2026.

Liquid Staking Income

Beginning in July 2025, the Company used the proceeds from its capital raising activities to acquire and deploy HYPE in staking activities, which includes native staking and liquid staking. Revenue from native staking is accounted for in accordance with ASC 606.

The Company engages in liquid staking arrangements by staking HYPE in exchange for HYPE LSTs, primarily kHYPE and HiHYPE. kHYPE serves as the standard retail liquid staking receipt token for HYPE, while HiHYPE is an institutional variant of kHYPE. HiHYPE is issued through Kinetiq’s gated iHYPE pool specifically for the Company, offering the same economic exposure as kHYPE. Both HiHYPE and kHYPE feature a floating redemption rate determined by the value of the underlying staked HYPE and associated rewards, penalties, and fees. HiHYPE and kHYPE tokens are transferable, can be monetized, and may be utilized in other transactions, even while the original HYPE assets remain staked.

In November 2025, the Company received KNTQ digital assets through a network-initiated token distribution by Kinetiq. The Company does not native stake its KNTQ digital assets, but the Company began liquid staking its KNTQ in exchange for sKNTQ during the three months ended March 31, 2026. All of the Company’s KNTQ are liquid staked as of March 31, 2026.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In March 2026, the Company received 10 million HPL tokens from HyperLend in connection with a Private Pool Participation Agreement and Revenue-Sharing Agreement between HyperLend and the Company. As of March 31,2026, 1 million of the Company’s HPL tokens are deposited into liquid staking activities in exchange for sHPL LSTs.

When HYPE, KNTQ, or HPL are deposited into liquid staking pools, the Company recognizes any realized gains or losses on the HYPE, KNTQ, or HPL, as applicable, in accordance with ASC 610-20, Operating (Income) Expense — Gains and Losses from the Derecognition of Nonfinancial Assets, since the Company relinquishes control over the underlying digital assets deposited in the pool. No staking rewards accrued on liquid staking tokens are recognized by the Company until the liquid staking tokens are redeemed for the underlying digital asset.

Digital Assets Receivable and Credit Loss Allowance

The Company records digital assets receivable when digital assets are transferred or deposited into a wallet controlled by a third party and the Company determines that it has lost control of the assets in accordance with the definition of control in ASC 606 (i.e., the Company no longer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the digital assets). In assessing whether control has transferred, the Company considers factors such as legal title, rights to transfer or pledge the assets, access to private keys, contractual restrictions, and the practical ability to direct the use of the digital assets. The Company evaluates the legal form and economic substance of each arrangement and documents the basis for its control conclusions.

If the economic substance of an arrangement is more akin to a financing or lending arrangement, the Company accounts for the arrangement in a manner consistent with crypto asset lending arrangements rather than as a sale or transfer of digital assets. In such cases, the digital assets receivable is initially and subsequently measured at the fair value of the underlying digital assets, with changes in fair value recognized in “Unrealized gains or losses — digital assets” on the condensed statements of operations.

The Company records an allowance for credit losses on digital assets receivable arising from arrangements in which control of the digital assets transfers to a third party, as described in Note 6 – Digital Assets. The allowance for credit losses is measured in accordance with the current expected credit loss (“CECL”) model under ASC 326, Current Expected Credit Losses (“ASC 326”). In estimating expected credit losses, the Company considers counterparty-specific information, contractual terms, conditions in the digital asset market, conditions in the broader financial services market (including observed industry delinquency trends), corporate default rate forecasts published by third-party industry participants, and other relevant transaction-specific factors. Due to limited historical loss experience for digital assets receivable, the Company utilizes external data and applies a probability of default (“PD”) and loss given default (“LGD”) methodology.

OTC HYPE Options

The Company operates an over-the-counter (“OTC”) options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In the three months ended March 31, 2026, the Company sold out of the money covered call option agreements on the price of HYPE, which call options were sold against and collateralized by HYPE owned by the Company (including HYPE LSTs), as well as out of the money put option agreements on the price of HYPE collateralized by the Company’s cash, cash equivalents, and USDH.

Premiums received at inception are initially recorded on the condensed balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options. The fair value of these written options is measured using standard option-pricing models incorporating observable market inputs, including HYPE spot prices, implied volatility, and time to expiration. As such, the options are classified as Level 3 within the fair value hierarchy. Changes in the fair value of the options are recognized on the condensed statements of operations within “Operating (income) expense, net”. Outstanding derivative liabilities are presented on the condensed balance sheets within Accrued expenses and other current liabilities.

Hyperion Rysk Vault Shares

During the three months ended March 31, 2026, the Company launched in partnership with the Rysk protocol an Institutional Volatility Income Vault (“IVIV”). The purpose of this vault is to facilitate the execution of HYPE options (puts and calls) via smart-contracts on-

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

chain, and the Company began executing on-chain put sales on the price of HYPE in the three months ended March 31, 2026. In order to collateralize these HYPE options, the Company first creates a standalone collateralization liquidity pool of the Company’s assets denominated in USDH. When the Company’s USDH is deposited into the IVIV, the Company relinquishes control of the USDH and receives in return Hyperion Rysk Vault Shares (such shares bearing the name “WHYPE-USDH-USDH-P-H-HL”), which represent a claim on the IVIV assets in a matter akin to liquid staking tokens. In the three months ended March 31, 2026, all of the Company’s sold puts on the price of HYPE within the IVIV expired out-of-the-money, and there were no outstanding options transactions within the IVIV as of March 31, 2026. However, the increase in the amount of underlying USDH within the IVIV is not recognized as income until the Hyperion Rysk Vault Shares are redeemed for USDH, akin to accrued staking rewards on liquid staking tokens.

Digital Intangible Assets Receivable and Credit Loss Allowance

In connection with the Company’s OTC HYPE covered call options strategy, the Company pledges or transfers HYPE or HYPE LSTs to institutional counterparties to collateralize the underlying transactions. In the three months ending March 31, 2026, these transactions were governed by long-form confirmations and International Swaps and Derivatives agreements (together, “Derivative Agreements”). Under the Derivative Agreements, the Company’s HYPE or HYPE LSTs are pledged as collateral and can be rehypothecated, re-pledged, or otherwise deployed by the derivative counterparties. As of March 31, 2026, all of the Company’s outstanding OTC HYPE covered call options referencing 250,000 notional HYPE units were collateralized by 20,000 HiHYPE tokens and 230,000 kHYPE tokens, which are presented in aggregate as approximately $8.9 million “Digital intangible assets receivable, net” on the condensed balance sheets.

The Company records digital intangible assets receivable when digital intangible assets are transferred or deposited into a wallet controlled by a third party and the Company determines that it has lost control of the assets in accordance with the definition of control in ASC 606 (i.e., the Company no longer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the digital intangible assets). In assessing whether control has transferred, the Company considers factors such as legal title, rights to transfer or pledge the assets, access to private keys, contractual restrictions, and the practical ability to direct the use of the digital assets. The Company evaluates the legal form and economic substance of each arrangement and documents the basis for its control conclusions.

The Company records an allowance for credit losses on digital intangible assets receivable arising from arrangements in which control of the digital assets transfers to a third party, as described in Note 6 – Digital Assets. The allowance for credit losses is measured in accordance with the CECL model under ASC 326. In estimating expected credit losses, the Company considers counterparty-specific information, contractual terms, conditions in the digital asset market, conditions in the broader financial services market (including observed industry delinquency trends), corporate default rate forecasts published by third-party industry participants, and other relevant transaction-specific factors. Due to limited historical loss experience for digital assets receivable, the Company utilizes external data and applies a PD and LGD methodology.

In the three months ended March 31, 2026, the Company’s transfer of digital intangible assets into digital intangible assets receivable is a derecognition event. The digital intangible assets receivable are initially and subsequently measured at the fair value of the underlying HYPE digital assets, without accounting for accrued and unrealized staking rewards (which can only be realized upon future potential redemption of the LSTs back into HYPE), with changes in fair value recognized in “Unrealized gains or losses — digital assets” on the condensed statements of operations.

Fair Value Measurement

The Company determines fair value measurements for digital assets and outstanding HYPE option liabilities in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants. ASC 820 establishes a framework for valuation techniques, prioritized by reliability, according to the following tiers:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Level 2 - Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Inputs that are unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s digital assets, digital assets receivable and digital intangible assets receivable are subject to fair value measurements on a recurring basis. The level of inputs used for such measurements were as follows:

	March 31, 2026
		Fair Value
	Fair Value	Level 1	Level 2	Level 3
HYPE digital assets	$25,286,164	$25,286,164	$—	$—
HPL digital assets	135,963	—	135,963	—
Digital assets	25,422,127	25,286,164	135,963	—
Digital assets receivable, net	10,376,105	—	10,376,105	—
Digital intangible assets receivable, net	8,907,419	—	8,907,419	—
Total	$44,705,651	$25,286,164	$19,419,487	$—

Outstanding derivative liability	$(215,606)	$—	$—	$(215,606)

HYPE digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs). The Company routinely evaluates which market qualifies as its principal market by considering factors such as accessibility, trading volume, and transaction activity. Ultimately, the principal market is determined as the one most accessible to the Company with the highest volume and orderly transactions for HYPE. As of March 31, 2026, a regulated exchange market is utilized as the principal market for HYPE.

HPL digital assets are measured at fair value on a recurring basis using market-corroborated inputs (Level 2 inputs) including the observed transactions on decentralized exchanges within the Hyperliquid and HyperEVM ecosystems.

Digital assets receivable and digital intangible assets receivable are measured at fair value on a recurring basis using market-corroborated inputs (Level 2 inputs) including the observed transactions on decentralized exchanges within the Hyperliquid and HyperEVM ecosystems.

The fair value of OTC HYPE options is measured using standard option-pricing models incorporating observable market inputs, including HYPE spot prices, implied volatility, and time to expiration. As such, the options are classified as Level 3 within the fair value hierarchy.

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents and accounts payable approximate fair values due to the short-term nature or effective interest rates of these instruments.

The fair value of the Company’s digital intangible assets is estimated based on the original digital asset token deposited minus transaction costs. Impairment losses for the Company’s digital intangible assets are recognized when carrying value falls below fair value.

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company’s policy is to classify assessments, if any, for tax-related interest as interest expense and penalties as selling, general and administrative expenses in the condensed statements of operations.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, OBBBA makes changes to certain U.S. corporate tax provisions, with many effective in 2026. While further evaluation is ongoing, this tax legislation is not expected to have a material impact on the Company’s financial position or results of operations.

Recently Issued Accounting Standards

In November 2024, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220 – 04). This update requires an entity to disclose more detailed information regarding expenses for the entity. The amendments require that at each interim and the annual reporting period, the entity must disclose amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas- producing activities. Including the amounts, the entity is required to disclose and qualitative description of the amounts remaining in relevant expense captions, and to disclose the total amount of selling expenses and the definition of selling expenses. The amendments in this update should be applied prospectively to financial statements issued for the current period presented, and retrospectively to any prior periods presented in the financials. Although early adoption is permitted, the new guidance becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2025-11 on its condensed financial statements.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this update require entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on its condensed financial statements and related disclosures.

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications have no effect on previously reported results of operations or loss per share.

Note 4 - Net Income (Loss) Per Share of Common Stock

The Company’s net income (loss) per share is calculated using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates earnings between common stockholders and holders of participating securities. The Company’s Series A Non-Voting Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”) (see Note 11 - Stockholders’ Equity (Deficit) – Series A Preferred Stock Securities Purchase Agreement) are deemed to be participating securities due to their rights to participate in dividends with common stock. However, the two-class method has no impact on the calculation of loss

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

per share during periods when the Company has a net loss, because the holders of participating securities are not required to absorb losses.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the potential common shares had been issued (computed using the more dilutive of the treasury stock or if converted method, as applicable, and the two-class method). There were no dilutive securities outstanding during the three months ended March 31, 2025.

The following table presents the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended
	March 31,
	2026	2025
Numerator:
Net income (loss) attributable to participating securities	$8,025,253	$(3,483,533)
Less: Net income allocated to preferred shareholders	(4,789,742)	—
Net income (loss) available to common shareholders	$3,235,511	$(3,483,533)

Denominator (weighted average quantities):
Common shares issued	10,284,917	2,185,923
Add: vested unissued restricted stock units	325,762	3,015
Denominator for basic net income (loss) per share	10,610,679	2,188,938
Effect of dilutive securities:
Assumed exercise of warrants, treasury stock method	2,018,687	—
Assumed vesting of restricted stock units	56,776	—
Weighted average common shares outstanding - diluted	12,686,142	2,188,938

Net Income (Loss) Per Common Share
Basic	$0.30	$(1.59)
Diluted	$0.26	$(1.59)

The following securities are excluded from the calculation of weighted average diluted shares of common stock for the three months ended March 31, 2026 and 2025, because their inclusion would have been anti-dilutive:

	For the Three Months Ended
	March 31,
	2026	2025
Options	80,988	56,386
Warrants	31,802,102	1,357,530
Unvested RSU	1,396,274	244,608
Convertible debt	—	29,096
	33,279,364	1,687,620

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	March 31,	December 31,
	2026	2025
Prepaid insurance expenses	$651,439	135,856
Payroll tax receivable	351,064	262,085
Prepaid general and administrative expenses	208,953	137,422
Prepaid patent expenses	91,530	65,414
Other	120,039	201,565
Total prepaid expenses and other current assets	$1,423,025	$802,342

Note 6 – Digital Assets

Native Staking

As of March 31, 2026, the Company had native staked 992,826 HYPE to the KxH validator node (including 302,326 digital assets receivable). In the three months ended March 31, 2026, the Company recognized $198,350 revenue from its staking activities which generated 6,427 HYPE tokens valued at $198,350.

Temporary HYPE Asset Use Service Agreements

For the three months ended March 31, 2026, the Company recognized $45,921 revenue from temporary HAUS agreements in the form of cash, cash equivalents, and USDH stablecoin. USDH stablecoin is presented within “Prepaid expenses and other current assets” in the condensed balance sheets.

HyperLend Private Pool Participation Agreement and Revenue-Sharing Agreement

During the three months ended March 31, 2026, the Company’s receipt of 1 million HPL tokens valued at $14,200 in connection with the Private Pool Participation Agreement is offset by a $14,200 liability which represents future expected payments to HyperLend and is included in accrued expenses and other current liabilities on the condensed balance sheets. As of March 31, 2026, the fair value of the Company’s 9 million HPL tokens received in connection with the Revenue-Sharing Agreement is $135,963, which is recorded as deferred revenue and will be recognized over the one-year expected customer benefit period. The deferred revenue amount is included in accrued expenses and other current liabilities on the condensed balance sheets.

Digital Assets Receivable

For three months ended March 31, 2026, the Company recognized $198,957 interest income, presented within “Other income (expense)” in the condensed statements of operations, in connection with its digital assets receivable, which represents the amortization of a nonrefundable upfront fee received in connection with digital assets receivable. In the three months ended March 31, 2026, the Company recorded a provision for credit losses of $181,443 related to the digital assets receivable. As of March 31, 2026, digital assets receivable totaled $10.4 million, which is net of $108,321 unamortized nonrefundable upfront fee and $586,774 allowance for credit losses. As of December 31, 2025, digital assets receivable totaled $6,935,131, which is net of $307,278 unamortized nonrefundable upfront fee and $405,331 provision for credit losses.

OTC HYPE Options

As of March 31, 2026, the Company’s outstanding OTC HYPE covered call contracts referenced 250,000 HYPE with strike prices ranging from $45.0 to $48.3 and maturities extending through April 30, 2026. These contracts resulted in a derivative liability of approximately $0.2 million as of March 31, 2026.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2026, there were no outstanding OTC HYPE put options.

In the three months ended March 31, 2026, the Company’s Net gains on derivative instruments totaled $39,401.

Hyperion Rysk Vault Shares

In the three months ended March 31, 2026, the Company deposited $1,765,075 USDH in exchange for 1,765,075 notional Hyperion Rysk Vault Shares, presented within digital intangible assets on the condensed balance sheets, initially valued at the Company’s basis of $1,765,075 (in USDH) with no realized gains or losses. The Company also recognized a $353 impairment on Hyperion Rysk Vault Shares, as well as a $1,407 Realized gain in connection with redeeming 150,000 notional Hyperion Rysk Vault Shares (impaired to a value of $149,970) into $151,377 USDH.

Digital Intangible Assets Receivable

In the three months ended March 31, 2026, the Company recorded a provision for credit losses of $323,067 related to the digital intangible assets receivable. As of March 31, 2026, digital intangible assets receivable totaled $8.9 million, which is net of $323,067 allowance for credit losses.

Digital Asset Reconciliation

The following table represents a reconciliation of the Company’s assets related to its digital assets:

		Digital	Digital	Digital	Total
	Digital	Assets	Intangible	Intangible Assets	Digital
	Assets	Receivable	Assets	Receivable	Assets
Balance, December 31, 2025	$16,345,347	$6,935,131	$20,591,555	$—	$43,872,033
Receipt of HPL pursuant to partnership agreement	150,163	—	—	—	150,163
HYPE Purchases	1,472,835	—	—	—	1,472,835
Deposits of USDH into Hyperion Rysk Vault	—	—	1,765,075	—	1,765,075
Redemption of WHYPE-USDH-USDH-P-H-HL from Hyperion Rysk Vault	—	—	(151,377)	—	(151,377)
Deposits of digital assets into liquid staking activities	(224,011)	—	224,011	—	—
Receipts of digital assets from liquid staking activities	4	—	(4)	—	—
Net HYPE received from native staking activities (1)	189,520	49,307	—	—	238,827
HYPE commission paid to co-validators	(35,919)	—	—	—	(35,919)
Exchange of digital intangible assets for digital intangible assets receivable	—	—	(8,863,235)	8,863,235	—
Non-cash interest income from digital assets receivable	—	198,957	—	—	198,957
Realized and unrealized gains(2)	7,601,283	3,374,154	3,699,401	367,251	15,042,089
Realized and unrealized losses(3)	(77,095)	—	—	—	(77,095)
Impairment	—	—	(1,231,668)	—	(1,231,668)
Provision for credit loss	—	(181,444)	—	(323,067)	(504,511)
Balance, March 31, 2026	$25,422,127	$10,376,105	$16,033,758	$8,907,419	$60,739,409
(1)

Represents $244,271 of net Company revenues, less $45,921 of revenues receivable included in prepaid expenses and other current assets on the accompanying condensed balance sheets as of March 31, 2026, plus $35,919 of HYPE commissions presented separately in this table and $4,558 of unpaid costs included in accrued expenses and other current liabilities on the accompanying condensed balance sheets as of March 31, 2026.

(2)	Includes $3,699,401 and $11,342,688 of realized and unrealized gains, respectively.
(3)	Includes $75,637 and $1,458 of realized and unrealized losses, respectively, which are netted against the related gains on the accompanying statements of operations.

For the three months ended March 31, 2026, there were no realized credit losses in connection with the Digital assets receivable or Digital intangible assets receivable.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Digital Assets

The following table sets forth the units, cost basis and fair value of digital assets held, as shown on the condensed balance sheets as of March 31, 2026:

	Units	Cost Basis	Fair Value
HYPE digital assets	690,501	$24,434,992	$25,286,164
HPL digital assets	9,000,000	135,963	135,963
Total		$24,570,955	$25,422,127

Digital Intangible Assets

The following table sets forth the units, cost basis, and carrying amount of digital intangible assets held, as shown on the condensed balance sheets as of March 31, 2026:

	Units	Cost	Carrying Value
HiHYPE	378,277	$17,751,183	$7,785,851
kHYPE	275,434	8,044,701	5,693,449
WHYPE-USDH-USDH-P-H-HL	1,615,075	1,615,075	1,614,752
kmHYPE	28,888	884,473	597,069
sKNTQ	1,918,479	208,355	193,780
sHPL	1,000,000	15,656	13,857
Other digital intangible assets	2	135,000	135,000
Total		$28,654,443	$16,033,758

The Company tracks the cost of its LSTs and digital intangible assets on a token by token basis. Impairment losses for the Company’s LSTs are recognized when the carrying value falls below its fair value. The fair value of LSTs are estimated based on the original digital asset token deposited minus transaction costs, without the inclusion of any accrued but unrealized staking rewards. For the three months ended March 31, 2026, the Company reported an impairment loss of $1.2 million on the condensed statements of operations under “Impairment loss – digital intangible assets”.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accrued dividend	$815,297	$792,616
Accrued professional services	299,305	157,770
Accrued compensation expense	278,455	190,709
Outstanding derivative liability	215,606	—
Accrued franchise tax	50,000	193,052
Accrued foreign tax	100,000	100,000
Other accrued expenses	311,518	186,959
Accrued rework of clinical supply returns	—	250,000
Total accrued expenses and other current liabilities	$2,070,181	$1,871,106

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Notes Payable

As of March 31, 2026 and December 31, 2025, notes payable and convertible notes payable consisted of the following:

	March 31, 2026			December 31, 2025
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current Portion:
FIRST Insurance Funding Loan	$539,616	$—	$539,616	$—	$—	$—
Avenue - Note payable	1,006,684	(36,974)	969,710	—	—	—
Total Current Portion	$1,546,300	$(36,974)	$1,509,326	$—	$—	$—

Non-Current Portion:
Avenue - Note payable	$7,416,353	$(450,796)	$6,965,557	$8,339,386	$(543,250)	$7,796,136
Total Non-Current Portion	$7,416,353	$(450,796)	$6,965,557	$8,339,386	$(543,250)	$7,796,136
Notes payable - total	$8,962,653	$(487,770)	$8,474,883	$8,339,386	$(543,250)	$7,796,136

Avenue Loan

On June 17, 2025, the Company entered into the Fourth Amendment of the Loan and Security Agreement with Avenue Venture Opportunities Fund, L.P., and Avenue Venture Opportunities Fund, L.P. II (the “Avenue Loan”) which, among other things, extended the maturity date of the loans to July 1, 2028; provided for an interest - only period from July 1, 2025 until January 31, 2027; and reduced the interest rate from 12.0% to 8.0% (payable half in cash and half in kind). For the three months ended March 31, 2026, the effective interest rate was 8.16%.

As of March 31, 2026, the Avenue Loan matures as follows:

For Years Ending	Principal
December 31,	Maturity
2026	$—
2027	5,415,161
2028	3,547,492
$8,962,653

During the three months ended March 31, 2026 and 2025, the Company recorded interest expense related to the Avenue Loan of $222,804 (which includes $55,461 of amortization of debt discount) and $581,499 (which includes $277,972 of amortization of debt discount), respectively. During the three months ended March 31, 2026, interest expense in the amount of $83,672 was added to the principal balance outstanding.

FIRST Insurance Funding Loan

On February 24, 2026, the Company issued a note payable in the amount of $598,055 for the purchase of a directors and officers’ liability insurance policy (the “2026 D&O Loan”). The note accrues interest at a rate of 6.15% per year and matures on December 24, 2026. The 2026 D&O Loan is payable in ten monthly payments of $61,504 consisting of principal and interest. Interest expense for the three months ended March 31, 2026 was $3,065.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Commitments and Contingencies

Temporary HAUS Agreements

The Company entered its first HAUS Agreement on September 12, 2025 with Credo Cayman, which was subsequently terminated in January 2026. The Company linked 100,000 of its owned and staked HYPE tokens to the trading wallet of Credo Cayman, allowing Credo Cayman to receive reduced trading fees on the Hyperliquid decentralized exchange, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards.

On October 28, 2025, the Company entered into a HAUS Agreement with Felix Foundation (“Felix”) to support the deployment of a perpetual futures market on the Hyperliquid protocol. Under the agreement, the Company allocated 500,000 HYPE tokens to a multi-signature wallet controlled jointly by Hyperion DeFi and Felix. These tokens are presented as “Digital assets” on the condensed balance sheets and “HYPE digital assets” (see Note 6), with a fair value of approximately $18.3 million as of March 31, 2026. These tokens are staked to satisfy the HIP-3 deployment requirements for launching a perpetual futures market (“HIP-3 Market”). The Company will retain full ownership of the allocated HYPE tokens, and Felix is prohibited from transferring, encumbering, or otherwise alienating the allocated HYPE tokens. Further, under the agreement, the Company will receive a share of HIP-3 Market revenues based on trading volume tiers, plus 100% of staking rewards. The agreement has an initial term of 52 weeks and is automatically renewable for successive 26-week periods unless terminated with 30 days’ notice; in addition, the Company may terminate the agreement for any reason upon 90 days’ prior written notice.

On November 19, 2025, the Company entered into a Temporary Use Agreement with Native Markets, Inc., for 300,000 HYPE tokens. Under this agreement, 300,000 of the Company’s HYPE tokens are staked at a deployer address to meet certain requirements of the Hyperliquid blockchain which unlocks more favorable economics for the USDH stablecoin. In return, the Company receives a fee for the use of its tokens by Native Markets, Inc., and the Company is entitled to receive all staking rewards on the tokens. The Temporary Use Agreement contains a six-month initial term, which has been subsequently extended for an additional six-month term. The agreement automatically renews for successive six-month periods unless either party provides 90 days’ notice of non-renewal. Upon termination or expiration of the Temporary Use Agreement, Native Markets must immediately return all tokens to the Company. These tokens are presented as digital assets receivable on the condensed balance sheets.

On March 18, 2026, the Company entered into a HAUS Agreement with Silhouette AG (“Silhouette”). The Company agreed to link 100,000 of its owned and staked HYPE tokens to the trading wallet of Silhouette, allowing Silhouette to receive reduced trading fees for traders using its platform, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards. These tokens are presented as “Digital assets” on the Condensed Balance Sheets and “HYPE digital assets” (see Note 6), with a fair value of approximately $3.7 million as of March 31, 2026. The agreement has an initial term of 52 weeks and is automatically renewable for successive 52-week periods unless either party provides notice of termination within 30 days prior to the end of the initial term; in addition, the Company may terminate the agreement for any reason upon 90 days’ prior written notice.

HyperLend Revenue-Sharing Agreement

In connection with the Company’s Revenue-Sharing Agreement executed with HyperLend on March 31, 2026, the Company is contractually limited in its ability to sell its HPL tokens for two years. Initially, the Company is required to stake its 10 million HPL tokens for one year; 1 million of the Company’s HPL tokens have been deposited into liquid staking activities in exchange for sHPL as of March 31, 2026, and the Company’s remaining 9 million HPL tokens were subsequently deposited into liquid staking activities in exchange for sHPL on April 1, 2026. After the one year staking requirement, sale restrictions on the HPL tokens received shall release linearly over a subsequent 12-month vesting period, with 1/12 becoming freely transferable on the first day of each calendar month. If the Company does not abide by the staking and vesting requirements, the Company contractually must repay to HyperLend the unvested portion of the HPL tokens in-kind or in USDC equivalent, plus a penalty of 25%.

OTC HYPE Options

As of March 31, 2026, the Company’s outstanding OTC HYPE covered call contracts referenced 250,000 HYPE with strike prices ranging from $45.0 and $48.3 and maturities extending through April 30, 2026. These contracts are collateralized by 20,000 of the

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Company’s HiHYPE and 230,000 of the Company’s kHYPE, which have been transferred to institutional counterparties. These 250,000 tokens are presented in aggregate as approximately $8.9 million in “Digital intangible assets receivable, net” on the condensed balance sheets.

Joint Validator Operators’ Agreement

On October 27, 2025, the Company entered into a Joint Validator Operators’ Agreement (the “Joint Validator Agreement”) with Kinetiq and Pier Two, effective retroactively to June 25, 2025. The Joint Validator Agreement formalizes the parties’ collaboration in jointly operating a co-branded KxH validator node on the Hyperliquid Layer-1 blockchain (“Hyperliquid”).

Under the Joint Validator Agreement, Hyperion initiated the validator with 10,000 HYPE and agreed to provide staking capital from its treasury of HYPE tokens, so that the validator enters Hyperliquid’s active set of validators and it is eligible to produce and attest blocks in the Hyperliquid consensus protocol. Hyperion is contractually required to keep 10,000 HYPE tokens at the validator, and these tokens are presented as “Digital assets” on the Condensed Balance Sheets and “HYPE digital assets” within Note 6 – Digital Assets, with a fair value of $366,200 as of March 31, 2026. Kinetiq will contribute validator operations support, smart contract infrastructure, and stake-routing tooling via its liquid staking protocols, and Pier Two will host and manage the validator infrastructure, including uptime, monitoring and security, and is responsible for maintaining ISO/IEC 27001 and System and Organization Controls 2 compliance.

The Joint Validator Agreement outlines shared responsibilities for validator operations, governance, incident response, and performance monitoring. It includes a revenue-sharing arrangement whereby staking commissions and other validator-level rewards are allocated among Hyperion, Kinetiq and Pier Two, with specific overrides for referred delegations.

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Income Tax

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company’s effective income tax rate for the three months ended March 31, 2026 and 2025 was 0.0% in each period, compared with the U.S. federal statutory rate of 21.0%, primarily due to the full valuation allowance recorded against the Company’s deferred tax assets.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of March 31, 2026.

During the three months ended March 31, 2026, the Company determined that certain pre-change net operating loss carryforwards are no longer available due to the continuity of business enterprise requirement under Section 382(c) of the Internal Revenue Code of 1986. As a result, the Company reduced the related gross deferred tax assets during the quarter. Because the Company continues to maintain a full valuation allowance against its deferred tax assets, this adjustment had no net impact on income tax expense for the period.

Changes in tax laws, rulings, regulations, and interpretations may materially affect the Company’s effective tax rate in future periods.

Note 11 – Stockholders’ Equity (Deficit)

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

Common Stock Issuances

On November 25, 2025, the Company entered into a Subscription Agreement with Merenti Management GmbH (“Merenti”), pursuant to the Advisor Agreement with Merenti dated September 22, 2025. Pursuant to the Advisor Agreement, the Company issues shares as compensation for advisory services. During the three months ended March 31, 2026, the Company issued 10,450 common shares to Merenti in connection with the Subscription Agreement.

On January 5, 2026, pursuant to Section 3.1 of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (as amended, the “Certificate of Designation”), dated June 17, 2025, the Company paid its quarterly dividend payable to the Series A Preferred Stock in 244,518 shares of the Company’s common stock.

In the three months ended March 31, 2026, 200,000 shares of Series A Preferred Stock were converted into 600,000 of the Company’s common stock. As of March 31, 2026, 5,235,897 Series A Preferred Stock remain outstanding.

At-The-Market Program

During the three months ended March 31, 2026 and 2025, the Company received approximately $6.7 million and $5.7 million in proceeds, respectively, net of offering costs of $0.3 million and $0.2 million, respectively from the sale of 1,859,993 and 1,127,100 shares of its common stock, respectively.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On June 20, 2025, the Company filed the Certificate of Designation to provide for the designation of 5,435,898 shares of Series A Preferred Stock. The key features of the Series A Preferred Stock are that (a) each share of Series A Preferred Stock is convertible into three shares of common stock; (b) it accrues quarterly cumulative dividends at 6% per annum payable in cash or common stock at the Company’s option; (c) it participates in declared and paid cash common stock dividends; and (d) it is non-voting except for certain protective covenants. The Series A Preferred Stock has a liquidation preference of $50,768,000 as of March 31, 2026, equal to the original purchase price, plus any accrued and unpaid dividends.

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

The Company has determined that the Series A Preferred Stock, plus the investor and placement agent warrants, are qualified to be equity classified.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to common stock, stock options and restricted stock units (“RSUs”). For the three months ended March 31, 2026 and 2025, the Company recorded stock-based compensation expense allocated as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Research and development	$38,934	$64,677
Selling, general and administrative	1,765,551	214,951
	$1,804,485	$279,628

Warrants

During the three months ended March 31, 2026, there were no new issuances, exercises or expirations of warrants. The following table presents information related to warrants as of March 31, 2026:

Warrants Outstanding		Warants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$3.2500	32,615,381	4.2	32,615,381
$4.0000	350,000	4.2	350,000
$5.2720	394,234	4.4	394,234
$8.6080	302,045	3.8	302,045
$197.5680	108,696	3.8	108,696
$217.9200	49,280	3.8	49,280
$380.8000	1,149	5.1	1,149
	33,820,785	4.2	33,820,785

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

A summary of the restricted stock units activity during the three months ended March 31, 2026 is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Price
RSUs non-vested January 1, 2026	1,545,000	$6.63
Granted	111,131	3.46
Vested	(147,804)	2.45
Delivered	(55,277)	9.58
RSUs non-vested March 31, 2026	1,453,050	$6.70

Vested RSUs undelivered March 31, 2026	432,355	$4.45

RSUs have been granted to directors, employees and contractors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”). Some RSUs are subject to delayed delivery of the shares underlying the vested RSUs until the termination of grantee service.

As of March 31, 2026, there was $7.2 million of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 2.0 years.

Treasury Stock

On December 29, 2025, 82,324 shares were withheld from a delivery of RSUs to the Company’s Chief Executive Officer to cover the Company’s tax obligations, reflected as treasury stock as of December 31, 2025. The Company records repurchases of its own common stock at cost. Repurchased common stock is presented as a reduction of equity in the condensed balance sheets. Gains resulting from differences between the cost of treasury stock and the re-issuance proceeds would be credited to additional paid-in capital. Losses resulting from differences between the cost of treasury stock and the re-issuance proceeds would be debited to additional paid-in capital.

On March 20, 2026, the Company’s Board of Directors, pursuant to Section 243 of the Delaware General Corporation Law, approved a resolution whereby shares of the Company’s common stock that are withheld in the future upon vesting of the RSUs or exercise of options to satisfy tax withholding obligations or the exercise price of options, as the case may be, will automatically be retired and such shares will (1) resume the status of authorized but unissued shares of common stock and (2) again become available for issuance pursuant to inducement grants or the 2018 Omnibus Plan, as the case may be. As a result of the retirement, the Company derecognized the treasury shares to additional paid in capital during the three months ended March 31, 2026.

Note 12 - Segment Reporting

The Company operates and manages its business through two operating and reportable segments: Ophthalmic Technology and Digital Assets. The Company’s chief operating decision maker (the “CODM”) is the Company’s Chief Executive Officer. The CODM regularly reviews discrete financial information for each segment, including segment revenues, cost of revenues, significant segment expenses, and segment (income) loss, to make decisions about resources to be allocated to each segment and to assess each segment’s performance, as well as to make strategic operational decisions and manage the organization. The measure of segment profit or loss used by the CODM is segment (income) loss, as presented in the tables below. Selling, general and administrative expenses and other income (expense), net, are not allocated to the segments and are presented as reconciling items between total segment (income) loss and total net income (loss). The measure of segment assets used by the CODM is total assets, disaggregated by segment as presented in the tables below. The accounting policies of the segments are the same as those described in Note 3 – Summary of Significant Accounting Policies. Management expects that substantially all assets and operations of the Ophthalmic Technology segment will be wound down during the second quarter of 2026, at which time the Company will reassess its operating segments under ASC 280.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the activity of the Company’s segments for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026				2025
	Ophthalmic	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Technology	Assets	Other	Total	Technology	Assets	Other	Total

Revenue:
Revenue	$—	$244,271	$—	$244,271	$14,720	$—	$—	$14,720
Less:
Cost of revenue	—	—	—	—	(48)	—	—	(48)
Gross Income (Loss)	—	244,271	—	244,271	14,672	—	—	14,672
Less:
Research and Development:
Salaries and benefits	123,106	—	—	123,106	420,000	—	—	420,000
Direct clinical and non-clinical expenses	60,841	—	—	60,841	72,657	—	—	72,657
Facilities expenses	11,788	—	—	11,788	70,837	—	—	70,837
Non-cash stock based compensation expenses	38,934	—	—	38,934	64,677	—	—	64,677
Supplies and materials	—	—	—	—	25,130	—	—	25,130
Other Expenses(1)	3,880	—	—	3,880	19,742	—	—	19,742
Depreciation expense	48,215	—	—	48,215	—	—	—	—
Realized gain - digital assets and digital assets receivable	—	(3,623,764)	—	(3,623,764)	—	—	—	—
Unrealized gain - digital assets	—	(10,973,979)	—	(10,973,979)	—	—	—	—
Unrealized gain – digital intangible assets receivable	—	(367,251)	—	(367,251)	—	—	—	—
Impairment loss - digital intangible assets	—	1,231,668	—	1,231,668	—	—	—	—
Net gain (loss) on derivative instruments	—	(39,401)	—	(39,401)	—	—	—	—
Provision for credit losses	—	504,511	—	504,511	—	—	—	—
Reacquisition of license rights	—	—	—	—	—	—	—	—
Segment (income) loss	286,764	(13,512,487)	—	(13,225,723)	673,043	—	—	673,043
Reconciling Items
Selling, general and administrative expense(2)	—	—	4,493,604	4,493,604	2,372,322	—	—	2,372,322
Other (income) expense, net (3)	—	—	(108,431)	(108,431)	452,840	—	—	452,840
Net Income (Loss)	$(286,764)	$13,512,487	$(4,385,173)	$8,840,550	$(3,483,533)	$—	$—	$(3,483,533)
(1)	Other research and development expenses include outsourced engineering and IT systems used for research and development.
(2)	Selling, general and administrative expenses primarily include professional fees, general and administrative compensation expenses, general strategic consulting, Nasdaq/SEC fees, insurance and facilities expenses.
(3)	Other (income) expense, net includes interest income, interest expense and gain on extinguishment of liabilities.

The following table summarizes the segment assets as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
	Ophthalmic	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Technology	Assets	Other	Total	Technology	Assets	Other	Total
Segment Assets
Cash	$—	$—	$7,380,922	$7,380,922	$—	$—	$6,443,467	$6,443,467
Digital assets	—	60,739,409	—	60,739,409	—	43,872,033	—	43,872,033
All other assets	71,105	—	1,874,527	1,945,632	132,652	—	1,316,104	1,448,756
Total Assets	$71,105	$60,739,409	$9,255,449	$70,065,963	$132,652	$43,872,033	$7,759,571	$51,764,256

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13 - Subsequent Events

At-The-Market Offering

Subsequent to March 31, 2026, the Company received approximately $1.9 million in net proceeds from the sale of 492,783 shares of its common stock pursuant to its Sales Agreement with Cantor Fitzgerald & Co. and Chardan in its “at-the-market” offering.

HYPE Digital Token Activity

Subsequent to March 31, 2026, the Company purchased approximately 58,173 HYPE digital tokens for a cost of approximately $2.5  million. The purchased HYPE has subsequently been native staked.

There has been no HYPE liquid staking activity subsequent to March 31, 2026.

Subsequent to March 31, 2026, 200,000 kHYPE has been returned to the Company in connection with the expiry of OTC HYPE options.

Series A Preferred Stock Dividend

On April 6, 2026, pursuant to Section 3.1 of the Company’s Certificate of Designation, the Company paid its quarterly dividend payable to holders of the Series A Preferred Stock in 236,318 shares of the Company’s common stock.

HPL Digital Token Activity

Subsequent to March 31, 2026, the Company deposited 9 million HPL tokens into liquid staking activities in exchange for 9 million sHPL tokens.

May 2026 Public Equity Issuance

On May 7, 2026, the Company closed a public offering of 2,777,778 common shares and received approximately $8.7 million in net proceeds. On May 13, 2026, pursuant to the Company’s grant to Chardan of a 30-day option to purchase up to 416,666 additional shares under the previously announced Underwriting Agreement, the Company issued, and Chardan purchased, 132,249 shares of the Company’s common stock, resulting in approximately $0.4 million in net proceeds to the Company.

USDH Stablecoin Termination

On May 14, 2026, Native Markets announced plans to cease supporting the USDH stablecoin and encouraged all holders to convert into USDC stablecoin or cash. Native Markets has granted Coinbase, Inc. (“Coinbase”) the rights to USDH’s brand assets, and Coinbase announced its plan to become the official deployer of USDC as an aligned quote asset on Hyperliquid. The Company intends to convert all its USDH into USDC stablecoin or cash in the near future. Underlying USDH-referenced activity supported by the Company’s HAUS agreements and Hyperion Rysk Vault Shares will be modified to no longer have dependencies upon USDH in the near future. As of March 31, 2026, the Company’s assets which reference USDH or have underlying activity fully or partially denominated in USDH include $55,656 USDH stablecoin, approximately $1.6 million Hyperion Rysk Vault Shares, approximately $10.4 million digital assets receivable, and approximately $22.0 million HYPE digital assets in connection with HAUS Agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the results of operations and financial condition of Hyperion DeFi, Inc. (“Hyperion DeFi” the “Company,” “we,” “us” and “our”) as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q as well as our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements regarding the viability of, and risks associated with, our cryptocurrency treasury strategy; any statements of the plans, strategies and objectives of management for future operations; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of the 2025 Form 10-K, as filed with the SEC on March 30, 2026, and the risks discussed in this Quarterly Report on Form 10-Q as well as our other filings made with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

As used in this report, the terms “Hyperion DeFi, Inc.,” “Hyperion DeFi,” “Hyperion,” “Company,” “company,” “we,” “us,” and “our” mean Hyperion DeFi, Inc. and its subsidiaries unless the context indicates otherwise.

Disclaimer

Certain information contained in this Item 2 relate to or is based on studies, publications, surveys and other data obtained from third-party sources and Hyperion DeFi’s own internal estimates and research. While Hyperion DeFi believes these third-party studies, publications, surveys and other data to be reliable as of the date of this report, it has not independently verified, and makes no representation as to, the adequacy, fairness, accuracy or completeness of any information obtained from third-party sources. In addition, no independent source has evaluated the reasonableness or accuracy of Hyperion DeFi’s internal estimates or research and no reliance should be made on any information or statements made in this report relating to or based on such internal estimates and research. You should conduct your own investigation and analysis of Hyperion DeFi, its business, prospects, results of operations and financial condition. In furnishing this information, Hyperion DeFi does not undertake any obligation to provide you with access to any additional information (including forward-looking information and any projections contained herein) or to update or correct the information, except as may be required by law.

Overview

Hyperion DeFi, Inc. is the first U.S. publicly listed company building a long-term strategic treasury of Hyperliquid’s native token, HYPE. Hyperion DeFi is working to provide its shareholders with simplified exposure to the Hyperliquid ecosystem, which we believe to be one of the highest revenue-generating blockchains in the world, according to information provided by various blockchain data tracking sources, including Artemis Analytics and DefiLlama. When we refer to HYPE tokens, we may also be referring to the HYPE liquid staking tokens described more fully herein.

The Company has also historically conducted research and development activities related to its proprietary Optejet User Filled Device, designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. Management expects that substantially all assets and operations related to Optejet will be wound down during the second quarter of 2026.

HYPE Treasury

Hyperliquid is a layer one (“L1”) blockchain engineered for transparent high-frequency finance. The blockchain hosts fully on-chain perpetual futures and spot order books, with every order, cancel, trade and liquidation occurring within 70 millisecond block times and offering up to 200,000 transactions per second, resulting in near-instant trade settlement. The Hyperliquid blockchain also hosts the HyperEVM, a general-purpose smart contract platform that, like Ethereum, supports permissionless decentralized financial applications such as perpetual futures trading platforms.

Hyperliquid supports non-custodial trading via its performant HyperCore order books, with perpetual futures trading for a range of both digital assets and tokenized real-world assets such as Bitcoin (BTC), Ether (ETH), equities, and commodities driving its utilization.

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

HYPE serves multiple purposes: users can stake HYPE to earn staking rewards, use staked HYPE inventory to reduce their trading fees, use HYPE to conduct transactions on the HyperEVM, and use HYPE as collateral on various decentralized finance (“DeFi”) applications. Our HAUS agreement with Felix, one of the earliest HyperEVM protocols, is one such example, in which staked HYPE tokens can enable additional on-chain utility.

HYPE is the native token of Hyperliquid. The initial total supply of HYPE was set at 1 billion, which has been subsequently reduced to approximately 956 million as of April 30, 2026, as further described below, with 31% of the initial total supply issued in November 2024, and 38.88% of the initial total supply reserved for future community emissions. Hyperliquid has a unique network mechanism that autonomously purchases and removes HYPE tokens from circulation and moves them into an assistance fund (the “Assistance Fund”). This is done by using the trading fees generated on the network’s order books to buy back available HYPE. Approximately 99% of daily fees are allocated to this mechanism, which creates consistent open market demand for the token. As of April 2026, approximately 44 million HYPE have been acquired by the Assistance Fund. In December 2025, the Hyperliquid Foundation initiated a network-wide validator governance vote to formally recognize all HYPE tokens held in the Assistance Fund system address as permanently burned. The validators approved (via a majority vote) that the tokens were mathematically irretrievable and must be treated as removed from both the circulating and total supply of HYPE.

The Hyperliquid L1 is a proof-of-stake blockchain, in which validators that have staked the threshold number of HYPE tokens are selected to produce blocks, and will receive rewards when they successfully validate blocks. Holders of HYPE can delegate to validators who then are able to vote on certain decisions regarding the platform, such as the listing and de-listing of new markets. Any holder of HYPE can delegate HYPE to a validator to earn staking rewards, should the validator successfully participate in network consensus. Staked HYPE is locked until un-staked, and subject to a seven-day un-staking queue before HYPE is released back to the user. Staking also provides revenues to the Company in the form of staking yields; however, the required seven-day unlocking period may limit the Company’s liquidity while its HYPE remains staked. In addition, all HiHYPE, kHYPE, and kmHYPE owned by the Company (each defined below), and other future liquid staked HYPE that may be potentially owned by the Company, will be subject to the same seven-day unlocking period. The Company anticipates that it will have sufficient cash and cash equivalents to cover its operating expenses and any debt obligations during these periods. The Company initialized the staking process on July 1, 2025, and as of March 31, 2026, it had approximately 992,826 HYPE native staked directly to the Kinetiq x Hyperion validator, described further below. Staking was the primary revenue generation strategy for the Company in the three months ended March 31, 2026.

Key Metrics of Hyperliquid and HYPE as of April 30, 2026

●	Ranked #8 market cap among circulated cryptocurrencies (excluding stablecoins)
●	Hyperliquid generates annual fees of approximately $725 million, based on an observed 30-day run-rate of $60 million
●	Approximately 99% of Hyperliquid revenues are used by the Assistance Fund, which has cumulatively purchased and owns approximately 44 million HYPE tokens with a market value of $1.7 billion
●	There have been approximately 1.2 million cumulative Hyperliquid marketplace users since inception
●	The Hyperliquid token’s maximum supply is 956 million, of which the circulating supply is 255 million, corresponding to a market capitalization outstanding of approximately $10.0 billion
●	Monthly trading volume on Hyperliquid exceeded $185 billion in the thirty days ended April 30, 2026
●	Cumulative Hyperliquid fees have exceeded $1.2 billion since inception
●	Cumulative cryptocurrency perpetuals trading volume on Hyperliquid has exceeded $4.3 trillion since inception

Digital Assets Business Activities

Since the Company first pivoted to its Hyperliquid DeFi strategy in June 2025, we have continued to emphasize that our business is “more than just HYPE”. The accumulation of HYPE is the first step in a broader DeFi monetization roadmap that continues to accelerate.

As part of its broader onchain engagement strategy, on October 27, 2025 the Company entered into a Joint Validator Operators Agreement with Kinetiq Research Pte. Ltd (“Kinetiq”) and Pier Two Pty Ltd (“Pier Two”), that established a co-branded Hyperliquid validator, referred to as “Kinetiq x Hyperion”. Validator operations are further supported by infrastructure provided by Pier Two, an institutional staking services provider. Under this agreement, staking commissions and other validator-level rewards are allocated among Hyperion (50%), Kinetiq (25%) and Pier Two (25%), with specific overrides for referred delegations. By running the joint validator, the Company can directly access HYPE staking yield in addition to supporting Hyperliquid’s network stability and security. Our Kinetiq x Hyperion validator has experienced rapid growth and has over 10 million in delegated HYPE as of April 30, 2026, (including HYPE tokens owned by the Company), HYPE holdings are required to participate in ecosystem governance, and we aim to support the growth of the Hyperliquid ecosystem.

The Company currently stakes a majority of its HYPE tokens as part of its broader participation in the Hyperliquid ecosystem. Under its operational policy, the Company utilizes staked HYPE to serve as the foundation for certain income-generating strategies, including the Company’s proprietary HAUS product. These strategies are made possible through technical infrastructure unique to Hyperliquid, which can deploy staked HYPE across various utilities in the Hyperliquid ecosystem, such as significantly reduced trading fees and the ability to support new non-crypto markets on the Hyperliquid platform, both of which the Company has productized and offered to clients as services.

More recently, in the three months ended December 31, 2025, the Hyperliquid network implemented the Hyperliquid Improvement Proposal 3 (“HIP-3”) upgrade, which enables any user with 500,000 HYPE staked at a deployer address to launch a custom on-chain perpetual futures market for non-crypto assets such as equities, commodities and indices. These network upgrades expand both Hyperliquid’s product suite and its potential user base, further establishing it as a premier on-chain destination for financial activity. To support HIP-3, the Company provided Felix with the HYPE required to launch a perpetual futures market and earns a share of the fees earned from trading activity through its HAUS agreement, described in more detail below. This perpetual futures market is operated and maintained by Felix and is accessible only to non-U.S. persons. Because the perpetual futures market is not currently subject to regulation by the U.S. Commodity Futures Trading Commission and perpetual futures are not permitted for unrestricted trading in the United States, this perpetual futures market is operated outside the United States and is not made available to or marketed to U.S. persons. Beyond engaging with Hyperliquid’s flagship exchange product, users can also deploy HYPE into the HyperEVM for various strategies such as lending and liquidity provisioning. The Company is the first public company on HyperEVM, staking a significant portion of its native HYPE into Kinetiq’s uniquely designed institutional HYPE (“iHYPE”) product. This enabled the Company to earn staking yield on its HYPE while also gaining access to a unique liquid receipt token, Hyperion institutional HYPE (“HiHYPE”), which is used for various on-chain and off-chain strategies. The Company has also earned kPoints, a participation-based incentive that qualified the Company to receive a portion of the airdrop of Kinetiq’s KNTQ token (the governance token of the Kinetiq liquid staking protocol). This reflects yet another DeFi strategy that translates into additional yield from and ownership of key products built on Hyperliquid.

Anchorage Digital Bank National Association (“Anchorage Digital”), which has full support asset custody on HyperEVM, provides custody and trade execution services for HYPE. Anchorage Digital is a federally chartered cryptocurrency bank in the United States, serves as a custodian for digital assets, and is licensed and regulated by the Office of the Comptroller of the Currency. Anchorage Digital has institutional-grade security required by institutional investors and employs Hardware Security Module for a unique security model for secure digital assets. We believe that Anchorage Digital’s public support for Hyperliquid by prioritizing development of infrastructure uniquely for Hyperliquid is a testament to the future prospect of the Hyperliquid ecosystem.

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

Overview of the HYPE Token Lifecycle

HYPE Creation

The circulating supply of HYPE is approximately 255 million tokens as of April 30, 2026. The first token generation event occurred on November 29, 2024, with approximately 310 million tokens created and circulated. Approximately 389 million HYPE tokens were initially reserved for future community rewards and emissions. Approximately 238 million HYPE tokens are reported to be vesting to core contributors of the Hyperliquid blockchain beginning November 29, 2025 and continuing over a multi-year vesting schedule. The amounts reported to have been vested include approximately 1.75 million HYPE in November 2025, 1.2 million HYPE in December 2025, 140,000 HYPE in January 2026, 173,000 HYPE in February 2026, 333,000 HYPE in March 2026, and 422,000 HYPE in April 2026. The initial total supply of HYPE was set at 1 billion, which has been subsequently reduced to approximately 956 million as of April 30, 2026 due to purchases by the Assistance Fund, which are deemed permanently burned.

HYPE Acquisition and Sale Process

Our management team continually reviews the Company’s short-term obligations and the excess cash available for dedication to our HYPE treasury strategy. When we determine that the Company has excess capital available to deploy, we work with institutional digital asset trading venues and counterparties to acquire HYPE from institutional sellers. Our HYPE acquisition process is designed to maximize the quantity of HYPE that we acquire with the capital that we have, while minimizing market impact and execution risk. While we have never sold any of our HYPE tokens as of May 13, 2026, in the event that we do so, we would anticipate only selling our HYPE tokens to institutional counterparties and trading venues.

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

HyperEVM and Protocol Partnerships

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

In February 2026, the Company launched in partnership with the Rysk protocol an Institutional Volatility Income Vault (“IVIV”). Rysk is an on-chain volatility income protocol that enables established options strategies such as covered calls and cash-secured puts to be executed fully on-chain, making volatility income more accessible and composable while potentially reducing counterparty risk versus over-the-counter (“OTC”) option execution. During the three months ended March 31, 2026, the Company has begun executing options on the price of HYPE within the IVIV, and anticipates future third-party monetization opportunities from the partnership.

In March 2026, the Company launched a partnership with Hyperlend, Inc. (“HyperLend”), including a Private Pool Participation Agreement and a Revenue-Sharing Agreement. HyperLend is a privately held fintech company founded in 2024 that develops a decentralized, blockchain-based money-market platform designed to facilitate the lending and borrowing of digital assets. Operating on an EVM blockchain, the company’s platform enables users to deposit crypto assets, earn interest, and obtain collateralized loans through smart contracts that emphasize real-time execution and on-chain transparency. HyperLend is venture-capital backed and positions itself as infrastructure for both retail and institutional participants seeking efficient, on-chain credit and liquidity solutions within the broader DeFi ecosystem. The Company believes HyperLend is a premier protocol for borrowing and lending digital assets on the HyperEVM.

HYPE Native Staking & Validating

On the Hyperliquid Network, staking rewards are determined by the protocol and are distributed to validators and their associated stakers based on the proportion of their stake relative to the total active HYPE staked in the network. The rewards come from Hyperliquid’s future emissions reserve. The staking reward rate formula is inspired by Ethereum’s model, where the reward rate is inversely proportional to the square root of total HYPE staked. As of April 30, 2026, the annual reward rate is approximately 2.1% per year (net rate after validator commission, which varies among individual validators). Rewards are accrued continuously (every minute) and are automatically distributed and compounded daily with automatic redelegation to the staked validator. This means that Hyperion DeFi’s staking balance grows automatically, without requiring manual intervention or claiming transactions.

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

As noted above, the Company currently stakes a majority of its HYPE tokens. Staking provides revenues to the Company in the form of staking yields, but can create liquidity challenges given that staked tokens are not sellable until a seven-day un-staking queue is completed. The Company anticipates having sufficient cash, cash equivalents, and USDH stablecoin (which is a US dollar-pegged stablecoin native to the Hyperliquid ecosystem), to cover its operating expenses and any debt payments.

HYPE Liquid Staking

Liquid staking allows Hyperion DeFi to earn staking rewards while maintaining liquidity and accessing additional yield opportunities. Through liquid staking, we deposit HYPE to a non-custodial liquid staking protocol and receive liquid staking tokens in return that represent our staked position and accrued rewards. These liquid staking tokens may be used throughout the HyperEVM ecosystem in decentralized finance applications, while the underlying HYPE remains staked and earning consensus-layer rewards. Hyperion DeFi participates in liquid staking through Kinetiq.

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

On November 27, 2025 we received 1,918,478.78 KNTQ through the Kinetiq token generation event of that date, and as of March 31, 2026, all of the Company’s KNTQ tokens have been deposited into liquid staking activities in exchange for sKNTQ LSTs (as defined below). In addition, we secured the right to stake 28,888 liquid staking “kmHYPE” tokens with Markets by Kinetiq, a decentralized exchange enabled by Hyperliquid’s HIP-3. The Company owns 28,888 kmHYPE as of March 31, 2026.

HYPE Asset Use Service (HAUS)

Beyond core staking, Hyperion DeFi supplies HYPE inventory to third-party DeFi protocols through structured agreements known as HAUS. Under HAUS agreements, the Company’s partners use the HYPE inventory to enable unique on-chain utility, and the Company receives compensation in the form of fees on transaction volume, revenue share from protocol earnings, additional HYPE or other tokens as incentive payments, and potentially equity or governance tokens in the protocol. These arrangements are contractually documented and operate within specified risk parameters managed by Hyperion DeFi’s treasury and risk policies.

The Company entered its first HAUS agreement on September 12, 2025 with Credo Cayman. The Company linked 100,000 of its owned and staked HYPE tokens to the trading wallet of Credo Cayman, allowing Credo Cayman to receive reduced trading fees on the Hyperliquid decentralized exchange, and entitling the Company to earn a portion of those fee savings as income. The agreement was terminated in January 2026.

On October 28, 2025, Hyperion DeFi entered into a HAUS agreement with Felix, pursuant to which we supply HYPE inventory to support custom markets and derivative trading strategies. The Company is entitled to earn a portion of the trading fees generated on these markets as income.

On November 19, 2025, the Company entered into a Temporary Use Agreement with Native Markets. Under this agreement, 300,000 of the Company’s HYPE tokens are staked at a deployer address to meet certain requirements of the Hyperliquid blockchain which unlocks more favorable economics for the USDH stablecoin. In return, the Company receives a fee for the use of its tokens by Native Markets, Inc., and the Company is entitled to receive all staking rewards on the tokens.

On March 18, 2026, Hyperion DeFi entered into a HAUS agreement with Silhouette. The Company linked 100,000 of its owned and staked HYPE tokens to the trading wallet of Silhouette, allowing Silhouette to receive reduced trading fees on the Hyperliquid decentralized exchange, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards.

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

The Optejet

Through April 2026, Hyperion DeFi was also developing the proprietary Optejet User Filled Device (the “Optejet UFD”), which is designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. The Optejet UFD is especially useful in chronic front-of-the-eye diseases due to its ease of use, enhanced safety and tolerability, and potential for superior compliance versus standard eye drops. Together, these benefits may result in higher treatment compliance and better outcomes for patients and providers.

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

We anticipate substantially all of the Company’s assets and operations related to the Optejet to be wound down in the second quarter of 2026. The company executed a non-binding letter of intent to monetize the Optejet UFD in the first quarter of 2026, which was subsequently terminated in April 2026. The Company is pursuing other paths to monetize the remaining assets which may not result in material proceeds or future economic benefit to the Company.

The Private Placement

On June 20, 2025, we raised approximately $50 million in gross proceeds in connection with the closing of a private placement (the “Private Placement”). Pursuant to the Securities Purchase Agreement, dated as of June 17, 2025, in the Private Placement, the purchasers purchased an aggregate of 5,128,205 shares of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”)and warrants to purchase up to 30,769,230 shares of common stock at an exercise price of $3.25 per share. We used the net proceeds from the Private Placement to build a reserve of HYPE.

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

Chardan acted as placement agent for us in connection with the Private Placement. Pursuant to the Engagement Letter, dated as of June 17, 2025, as compensation for its services, we issued to Chardan 307,692 shares of Series A Preferred Stock (convertible into up to 923,076 shares of common stock) and warrants to purchase up to 1,846,153 shares of common stock at an exercise price of $3.25 per share.

At-The-Market Offering

On November 14, 2025, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. and Chardan with respect to the Company’s at-the-market offering program. The new agreement, among other things, increases the aggregate offering from $100 million to $500 million and increased the total fees payable to the two sales agents from 3.0% to 4.0%.

During the three months ended March 31, 2026 and 2025, the Company received approximately $6.7 million and $5.7 million in proceeds, respectively, net of offering costs of $0.3 million and $0.2 million, respectively, from the sale of 1,859,993 and 1,127,100 shares of its common stock, respectively.

Fourth Amendment of the Avenue Loan

On June 17, 2025, the Company and the Lenders (as defined below) entered into the Fourth Amendment (the “Fourth Amendment”) to Supplement to the Loan and Security Agreement (the “Avenue Loan”) with Avenue Venture Opportunities Fund, L.P., (“Avenue 1”) and Avenue Venture Opportunities Fund, L.P. II, (“Avenue 2”), (together “Avenue” or the “Lenders”). The Fourth Amendment, among other things, extended the maturity date of the Avenue Loan to July 1, 2028; provided for an interest-only period from July 1, 2025 until January 31, 2027; reduced the interest rate on the loans from 12.0% to 8.0%, payable half in cash and half in kind; eliminated the option of the Lenders to convert an aggregate amount of up to $10.0 million of the loans outstanding into shares of common stock; and provided us with the option to prepay debt owed under the Loan and Security Agreement in part. In connection with the Fourth Amendment, we issued to the Lenders warrants to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share.

Corporate Information

We were organized as a corporation under the laws of the State of Florida on March 12, 2014 under the name “PGP Holdings V, Inc.” On May 5, 2014, we changed our name to Eyenovia, Inc. On October 6, 2014, we reincorporated in the State of Delaware by merging into Eyenovia, Inc., a Delaware corporation. On July 1, 2025, we changed our name to Hyperion DeFi, Inc. Our principal executive office is located at 3090 Nowitzki Way, Suite 300, Dallas, TX, 75219, and our telephone number is (833) 393-6684. We maintain a website at www.hyperiondefi.com, to which we regularly post copies of our press releases as well as additional information about us. The information contained on, or that can be accessed through, our website is not a part of this report. We have included our website address in this report solely as an inactive textual reference.

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

We recognize revenue by applying the guidance in Accounting Standards Codification 606, Revenue from Contracts with Customers. HYPE earned from validator operations, in the form of staking rewards and commission income, are recognized as revenue when we satisfy our performance obligations (i.e., successfully validate blocks or transactions as determined by the protocol). The HYPE earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

The Company participates in Hyperliquid blockchain validation activities through its arrangements with third-party validator operators, Kinetiq and Pier Two. While we obtained unilateral control over the private keys beginning on December 15, 2025, the ongoing operation, maintenance, and performance of validator infrastructure, and the process of validation are conducted by our third-party validator operators. Given the Company does not perform the primary validating activities, the Company’s performance obligation is limited to delegating and arranging for validation services. Therefore, for the three months ended March 31, 2026, the Company has determined it acts as an agent under ASC 606. Revenue is recognized on a net basis, representing the portion of blockchain rewards retained by the Company after amounts owed to third-party validator operators and third-party token delegators.

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

Ophthalmic Technology

Revenue was previously earned from the sale of our ophthalmological products. However, we have ceased our sales efforts with respect to our ophthalmological products and had no revenue from sales of such products during the three months ended March 31, 2026. Cost of sales consisted of the cost of the production of the ophthalmological products that were sold.

Research and Development Expenses

Ophthalmic Technology

Research and development expenses consist primarily of internal salaries, benefits and non-cash stock-based compensation expenses incurred in connection with the research and development of our Optejet UFD device. We anticipate substantially all of the Company’s assets and operations related to the Optejet to be wound down in the second quarter of 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and non-cash stock-based compensation expense. We anticipate that our selling, general and administrative expenses will decrease in the short term as requirements to support our research and development and commercial activities decline and in light of our decision to wind down our operations related to the Optejet, as well as a decline in our near term funding requirements following the closing of the Private Placement in June 2025 and subsequent establishment of our treasury strategy.

Gains and Losses in Connection with Digital Assets

HYPE, KNTQ, and HPL digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of digital assets, the Company recognizes realized gains or losses in operating income (expense).

Liquid staking tokens and other digital intangible assets are intangible assets with indefinite lives; they are not amortized but are subject to impairment. These assets are presented as digital intangible assets in the condensed balance sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as impairment of digital intangible assets in operating income (expense).

Results of Operations

For the Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025

Revenue and Cost of Revenue

Revenue for the three months ended March 31, 2026 totaled approximately $0.2 million, entirely from digital assets, driven mostly by the Company’s staking and validating activities.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2026 totaled approximately $0.3 million, a decrease of approximately $0.4 million, or 57%, as compared to approximately $0.7 million recorded for the three months ended March 31, 2025.

The decrease primarily resulted from decreases in salaries and benefits and non-cash stock-based compensation that was due to the layoffs that occurred after the termination of our CHAPERONE study and slowdown of our commercial operations relating to our ophthalmology product development. Management expects that substantially all assets and operations related to Optejet will be wound down during the second quarter of 2026. We anticipate that our research and development expenses will decline after the Optejet operations are discontinued.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2026 totaled approximately $4.5 million, an increase of approximately $2.1 million, or 88%, as compared to $2.4 million recorded for the three months ended March 31, 2025.

The increase primarily resulted from increases in professional fees and general and administrative compensation expenses as new executives were hired and professional expenses were incurred in connection with the digital assets strategy commencing in the three months ended June 30, 2025.

Gains and Losses in Connection with Digital Assets

In the three months ended March 31, 2026, unrealized gains on digital assets totaled approximately $11.0 million, primarily due to an increase in the price of HYPE.

In the three months ended March 31, 2026, realized gains on digital assets totaled approximately $3.6 million, primarily due to the derecognition of HYPE LSTs used as collateral for OTC HYPE Options (transferring into digital intangible assets receivable) at a fair value in excess of prior carrying value.

In the three months ended March 31, 2026, unrealized gains on digital assets receivable totaled approximately $0.4 million, primarily due to an increase in the fair value of digital intangible assets used as collateral for OTC HYPE Options.

In the three months ended March 31, 2026, impairment loss on digital intangible assets and totaled approximately $1.2 million.

There were no gains or losses in connection with digital assets for the three months ended March 31, 2025.

Provision for Credit Losses and Allowance for Credit Loss

In the three months ended March 31, 2026, the Company recorded a provision for credit losses of $181,443 related to its digital assets receivable, primarily driven by an increase in the price of HYPE and therefore an increased value of the receivable. As of March 31, 2026, digital assets receivable totaled $10.4 million, which is net of $108,321 unamortized nonrefundable upfront fee and $586,774 allowance for credit losses.

In the three months ended March 31, 2026, the Company recorded a provision for credit losses of $323,067 related to the Company’s digital intangible assets receivable as it collateralized OTC HYPE Options with LSTs. As of March 31, 2026, digital intangible assets receivable totaled $8.9 million, which is net of $323,067 allowance for credit losses.

There was no provision for credit losses in the three months ended March 31, 2025 or allowance for credit loss as of March 31, 2025.

Gains and Losses in Connection with OTC HYPE Options

The Company operates an OTC options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In the three months ended March 31, 2026, the Company executed out-of-the-money covered call option agreements that are sold against and collateralized by HYPE owned by the Company (including liquid staking tokens such as HiHYPE and kHYPE), as well as cash secured put agreements on the price of HYPE sold and secured by the Company’s cash, USDC, and USDH. In the three months ended March 31, 2026, the Company’s Net gains on derivative instruments totaled $39,401. As of March 31, 2026, the Company’s outstanding OTC HYPE covered call contracts referenced 250,000 HYPE with strike prices ranging from $45.0 to $48.3 and maturities extending through April 30, 2026. These contracts resulted in a derivative liability of $215,606 as of March 31, 2026.

There were no gains or losses in connection with OTC HYPE Options for the three months ended March 31, 2025.

Other Income (Expense)

Total other income for the three months ended March 31, 2026 was $108,431, compared to total other expense of $452,840 for the three months ended March 31, 2025. Total other income for the three months ended March 31, 2026 primarily consisted of $244,167 of interest income (including $198,957 amortization of a nonrefundable upfront fee received in November 2025 in connection with the Company’s digital assets receivable), partially offset by $225,869 interest expense primarily related to the Avenue Loan and $90,133 other income. Total other expense for the three months ended March 31, 2025 primarily consisted of $581,499 interest expense related to the Avenue Loan, partially offset by $89,623 extinguishment of liabilities, $35,349 interest income (primarily from Treasury bills), and $3,687 other income.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	March 31,	December 31,
	2026	2025
Cash and Cash Equivalents	$7,380,922	$6,443,467

Working Capital	$4,330,929	$4,544,796

Notes Payable (Gross)	$8,962,653	$8,339,386

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds received in equity and debt financings. At March 31, 2026, our accumulated deficit since inception was approximately $231.8 million. As of March 31, 2026, we had a cash and cash equivalents balance of approximately $7.4 million, working capital surplus of approximately $4.3 million and stockholders’ equity of approximately $58.5 million. As of March 31, 2026 and December 31, 2025, we had approximately $9.0 million and approximately $8.3 million, respectively, of principal payable on debt outstanding.

During the three months ended March 31, 2026 and 2025, our sources and uses of cash were as follows:

Net cash used in operating activities for the three months ended March 31, 2026 was approximately $4.2 million, which includes net income of $8.8 million, decreased by the $13.7 million net non-cash impact of digital asset and derivative instrument activity and $1.5 million of net cash related to changes in the levels of operating assets and liabilities, partially offset by $2.2 million of other non-cash expenses. Net cash used in operating activities for the three months ended March 31, 2025 was approximately $4.4 million, which includes cash used to fund a net loss of $3.5 million, increased by $1.7 million of net cash related to changes in the levels of operating assets and liabilities, partially offset by approximately $0.8 million of non-cash expenses.

Net cash used in investing activities for the three months ended March 31, 2026 was approximately $1.5 million, which was related to the purchase of HYPE digital assets. There was no net cash used in investing activities for the three months ended March 31, 2025.

Net cash provided by financing activities for the three months ended March 31, 2026 totaled approximately $6.6 million, which was primarily attributable to net proceeds from the sale of common stock in our “at-the-market” offering. Net cash provided by financing activities for the three months ended March 31, 2025 totaled approximately $6.3 million, which was primarily attributable to $5.7 million of net proceeds from the sale of common stock in our “at-the-market” offering and approximately $0.9 million of net proceeds from the induced exercise of stock warrants, partially offset by $0.2 million of repayments of notes payable and $0.2 million of debt modification issuance costs.

On May 7, 2026, the Company closed a public offering of 2,777,778 common shares and received approximately $8.7 million in net proceeds. On May 13, 2026, pursuant to the Company’s grant to Chardan of a 30-day option to purchase up to 416,666 additional shares under the previously announced Underwriting Agreement, the Company issued, and Chardan purchased, 132,249 shares of the Company’s common stock, resulting in approximately $0.4 million in net proceeds to the Company.

We believe that our existing cash and cash equivalents as of March 31, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. Substantially all of our treasury assets are concentrated in HYPE tokens and HYPE LSTs. HYPE tokens have experienced significant price volatility, and our financial results and carrying value of our digital assets will fluctuate materially based on HYPE token price movements. We depend on the continued success and adoption of the Hyperliquid protocol for the value of our treasury holdings.

We plan to continue to pursue additional capital through our at-the-market offering program in the future; however, such funding may not be available on terms acceptable to us or at all. Although we believe that such capital sources will continue to be available, there can be no assurances that financing will be available to us when needed, or if available, on terms acceptable to us. If we are unable to obtain adequate financing on terms that are satisfactory to us, our ability to continue to fund our operating expenses, to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect our business plans. We may require proceeds from sales of digital assets in order to fund ongoing operations, but we may be constrained in our ability to do so by unstaking queue protocols, illiquid trading platforms, or other factors.

USDH

USDH is Hyperliquid’s native stablecoin which powers gas-free payments and enables noncustodial financial primitives. As part of its regular operations, the Company began adopting USDH as a method of settling certain digital assets transactions as purchasing HYPE digital assets or receiving fees for its temporary HAUS agreements. USDH is accounted for as a financial instrument that can be redeemed one USDH for one U.S. dollar on demand from the issuer. The Company holds $55,656 USDH on its balance sheet within prepaid expenses and other current assets as of March 31, 2026 and $81,422 as of December 31, 2025. The Company did not own any USDH as of March 31, 2025. On May 14, 2026, Native Markets announced plans to cease supporting the USDH stablecoin and encouraged all holders to convert into USDC stablecoin or cash. Native Markets has granted Coinbase, Inc. (“Coinbase”) the rights to USDH’s brand assets, and Coinbase announced its plan to become the official deployer of USDC as an aligned quote asset on Hyperliquid. The Company intends to convert all its USDH into USDC stablecoin or cash in the near future. Underlying USDH-referenced activity supported by the Company’s HAUS agreements and Hyperion Rysk Vault Shares will be modified to no longer have dependencies upon USDH in the near future. As of March 31, 2026, the Company’s assets which reference USDH or have underlying activity fully or partially denominated in USDH include $55,656 USDH stablecoin, approximately $1.6 million Hyperion Rysk Vault Shares, approximately $10.4 million digital assets receivable, and approximately $22.0 million HYPE digital assets in connection with HAUS Agreements.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $2.5 million to settle our March 31, 2026 accounts payable, accrued expenses and other current liabilities; (b) $0.5 million relating to our non-cancelable operating lease commitments; and (c) $1.5 million in note payments.

After the next twelve months we have commitments to pay (a) $0.1 million relating to our non-cancelable operating lease commitments and (b) $7.4 million relating to our notes payable.

Risks and Uncertainties

The continuing worldwide implications of the war between Russia and Ukraine and the conflicts in the Middle East remain difficult to predict at this time. These events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. Moreover, foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the United States and globally.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements between us and any other entity that have, or are reasonably likely to have, a current or future effect on financial conditions, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Estimates

As described in Item 7 – Critical Accounting Estimates in the 2025 Form 10-K, we prepare our financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require our management to make estimates that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the balance sheet dates, as well as the reported amounts of revenues and expenses during the reporting periods. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. There are items within our financial statements that require estimation but are not deemed critical, as defined above. Therefore, Management believes there were, or are, no Critical Accounting Estimates to be included in the 2025 Form 10-K or in this Quarterly Report on Form 10-Q.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of March 31, 2026, due to the existence of the following material weakness in our internal control over financial reporting:

●	We failed to properly design and implement controls over digital asset pricing, specifically relating to validation of digital asset pricing and principal market determination provided by third party service providers.

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

Notwithstanding the existence of the material weakness as described above, we believe that the condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to the risk factors set forth in Part I, Item 1A of the 2025 Form 10-K.

RISKS RELATED TO OUR HYPE TOKEN TREASURY STRATEGY

There may be no realized economic value of the Company’s HPL tokens.

The HyperLend protocol is a liquidity, borrowing, and lending platform built on the Hyperliquid Layer 1 blockchain. In March 2026, the Company received 10,000,000 of HyperLend’s governance tokens called “HPL”. HPL gives holders voting rights to participate in HyperLend protocol decision-making, and may qualify holders for benefits and discounts when using the protocol. The maximum total supply of HPL is 1 billion, of which it is reported that 25.0% was distributed to participants through HyperLend’s token genesis event in January 2026, 30.1% was reserved for ecosystem growth and incentives, 22.5% has been allocated to core contributors (with a multi-year unlock schedule), strategic investors will receive 17.4% (through a multi-year unlock schedule), and 5% has been dedicated to liquidity provision. HPL has limited trading history, with a limited number of trading venues providing liquidity as of March 31, 2026. There can be no assurance that the Company will be able to monetize these tokens for any material economic value.

The Company’s liquid staking activities, including its holdings of HiHYPE, kHYPE, kmHYPE, and sKNTQ (each a digital intangible asset), expose the Company to additional risks and earnings volatility.

Hyperion Institutional HYPE (“HiHYPE”), Kinetiq Staked HYPE (“kHYPE”) and Kinetiq Market HYPE (“kmHYPE”) are HYPE liquid staking tokens (each, a “HYPE LST”); Staked KNTQ (“sKNTQ”) is a KNTQ LST; and, Staked HPL (“sHPL”) is a HPL LST (together with each HYPE LST and KNTQ LST, “LSTs”). As of March 31, 2026, all HYPE LSTs owned by the Company are designed by Kinetiq, the Company’s KNTQ LSTs are designed by Kinetiq, and the Company’s HPL LSTs are designed by HyperLend. The Company’s LSTs enable the Company to access HyperEVM DeFi. Each of the Company’s LSTs evidences ownership of the Company’s deposited HYPE, KNTQ, or HPL (the underlying digital asset of such LST), and may accrue staking rewards denominated in the underlying digital asset. Liquid staking allows the Company to earn native staking rewards while maintaining access to liquidity on its digital assets that can be used for additional strategies on- and off-chain.

The risks involved with liquid staking differ from direct staking, including the following:

●	Liquid staking requires a certain level of technical expertise to manage the staking and un-staking process effectively. There is associated counterparty risk tied to the reliance on using the liquid staking provider’s smart contract platform.
●	Disputes or compromise among the liquid staking provider’s core team may lead to the value of staking assets diverging from HYPE, KNTQ, or HPL or failure to exit the liquid staking position.
●	The price of the staked derivative may decrease from its original price. This may happen because the new token has a lower market price.
●	If we lose any of our LSTs, we will also lose access to our associated staked token. This can result from liquidations at lending protocols or other execution partners, the loss of private keys or other forms of access to the addresses that hold our LSTs, and mistaken or stolen asset transfers.

The Hyperliquid network is based, in part, upon the development and deployment of smart contracts, which are self-executing contracts with the terms of the agreement written into software code. Like any software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract. The smart contract is deployed on Hyperliquid and, as such, may contain a bug or other vulnerability that may lead to the loss of, or inability to access, digital assets held in the smart contract. The Company currently relies on Kinetiq and HyperLend for its liquid staking solution. The smart contract code written by Kinetiq was audited by Code4rena, Spearbit, Pashov Audit Group and Zenith, and HyperLend’s smart contracts have undergone third-party security reviews by Nethermind Security and Pashov Audit Group. Nevertheless, there is no guaranty against a bug or other vulnerability leading to a loss of digital assets.

In addition, the Company is also exposed to risk of losing HYPE, KNTQ, or HPL to system failure or hacking. As a result, LSTs do not confer an enforceable right to the underlying tokens, but only a claim. Further, the redemption of LSTs back into the underlying tokens may be subject to any protocol-defined lockup or unbonding periods.

LSTs are initially recognized at the fair value of the tokens exchanged and, due to their indefinite useful life, are not amortized but instead are subject to impairment testing. In contrast, HYPE, KNTQ and HPL are measured at fair value. The variances in valuation methods between HYPE, KNTQ, or HPL and LSTs may create material volatility in the financial statements depending on conversion and redemption activity between HYPE, KNTQ, or HPL and LSTs each period. In addition, any staking rewards earned on LSTs are not recognized until LSTs are redeemed.

The Company’s deposits into the Rysk Institutional Volatility Income Vault and smart contract enabled options activity expose the Company to additional risks and earnings volatility.

In the three months ended March 31, 2026, the Company launched in partnership with the Rysk protocol an Institutional Volatility Income Vault (“IVIV”), through which the Company owns Hyperion Rysk Vault Shares specific to the Company’s activity (such shares bearing the name “WHYPE-USDH-USDH-P-H-HL”) which were received in exchange for the Company’s deposits of USDH into the smart contract enabled vault. The purpose of this vault is to execute HYPE options (puts and calls) via smart-contracts on-chain, and the Company began executing on-chain put sales on the price of HYPE in the three months ended March 31, 2026, collateralized by the Company’s Hyperion Rysk Vault Shares. Rysk designed the Hyperion Rysk Vault Shares and manages the underlying smart contracts. When USDH is deposited into the IVIV in exchange for Hyperion Rysk Vault Shares, the Company relinquishes control over the underlying USDH. The Company’s Hyperion Rysk Vault Shares evidence ownership of the Company’s deposited USDH plus any income from the IVIV on-chain HYPE options execution.

Rysk has commissioned Dedaub for multiple comprehensive smart contract security audits covering different protocol versions and components over multiple years; in addition, Rysk uses Opyn Gamma–derived smart contracts, which themselves are widely audited. Nevertheless, there is no guaranty against a bug or other vulnerability leading to a loss of the Company’s Hyperion Rysk Vault Shares or USDH. In addition, the Company is also exposed to risk of losing USDH to system failure or hacking. As a result, the Hyperion Rysk Vault Shares do not confer an enforceable right to the underlying deposited USDH and IVIV assets, but only a claim. Further, the Hyperion Rysk Vault Shares are periodically locked into smart contracts to collateralize on-chain HYPE options activity. Therefore, the Company’s ability to redeem Hyperion Rysk Vault Shares back to underlying USDH is subject to smart contract risk and resolution of HYPE options activity on-chain.

The Hyperion Rysk Vault Shares are initially recognized at the fair value of the USDH exchanged and, due to their indefinite useful life, are not amortized but instead are subject to impairment testing on the price of USDH. Any HYPE options income earned within the IVIV is not recognized until the Hyperion Rysk Vault Shares are redeemed. The variances in valuation methods between the Hyperion Rysk Vault Shares and USDH, including the delay of recognizing income from executive HYPE options strategies, may create material volatility in the financial statements depending on conversion and redemption activity between the Hyperion Rysk Vault Shares and USDH each period.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Merenti Management Advisor Agreement

On November 25, 2025, the Company entered into a Subscription Agreement with Merenti Management GmbH (“Merenti”), pursuant to the Advisor Agreement with Merenti dated September 22, 2025. Pursuant to the Advisor Agreement, the Company agreed to issue shares of common stock as compensation for advisory services with an aggregate value of $300,000, payable in 24 equal monthly installments. During the three months ended March 31, 2026, the Company issued 10,450 shares of common stock to Merenti under the Subscription Agreement. The shares issued to Merenti were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Series A Preferred Stock Dividend

On January 5, 2026, pursuant to Section 3.1 of the Company’s Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock, the Company paid its quarterly dividend payable to the Series A Preferred Stock in 244,518 shares of the Company’s common stock. The issuance and sales of those securities were not registered under the Securities Act.

Series A Preferred Stock Conversion

On January 5, 2026, an aggregate of 100,000 shares of Series A Preferred Stock were converted into 300,000 shares of common stock for no additional consideration pursuant to the terms of the Series A Preferred Stock. The shares issued upon conversion of the Series A Preferred Stock were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.1.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024
3.1.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 31, 2025
3.1.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	July 2, 2025
3.1.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	August 21, 2025
3.1.6	Amended and Restated Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	10-K	001-38365	3.1.6	March 30, 2026
3.2	Third Amended and Restated Bylaws	8-K	001-38365	3.1	March 26, 2026
4.1	Amended and Restated Warrant to Purchase Common Stock	10-K	001-38365	4.13	March 30, 2026
10.1#˄	Amended and Restated Employment Agreement by and between the Hyperion DeFi, Inc. and Hyunsu Jung, dated January 1. 2026	8-K	001-38365	10.1	January 5, 2026
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
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

HYPERION DEFI, INC.

Date: May 15, 2026	By:	/s/ Hyunsu Jung
Hyunsu Jung
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2026	By:	/s/ David Knox
David Knox
Chief Financial Officer (Principal Financial and Accounting Officer)