Form 10-Q
period 2026-06-30
HYPERION DEFI, INC.
filed 2026-08-13
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

The number of outstanding shares of the registrant’s common stock was 15,539,434 as of August 10, 2026.

HYPERION DEFI, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERION DEFI, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2026	2025
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$9,637,216	$6,310,878
Prepaid expenses and other current assets	3,271,661	934,931
Total Current Assets	12,908,877	7,245,809

Digital assets	74,119,231	16,345,347
Digital assets receivable, net	—	6,935,131
Digital intangible assets	25,721,566	20,591,555
Operating lease right-of-use asset	207,044	415,998
Other assets	182,200	230,416
Total Assets	$113,138,918	$51,764,256

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$139,114	$317,900
Accrued expenses and other current liabilities	2,153,114	1,871,106
Operating lease liabilities - current portion	417,593	512,007
Notes payable - current portion, net	2,798,981	—
Total Current Liabilities	5,508,802	2,701,013

Notes payable - non-current portion, net	5,639,696	7,796,136
Operating lease liabilities, non-current portion	55,649	206,600
Total Liabilities	11,204,147	10,703,749

Commitments and contingencies (Note 9)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 60,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock, 5,435,898 shares designated; 5,235,897 and 5,435,897 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively with a liquidation preference of $50,740,000 as of June 30, 2026	524	544
Common stock, $0.0001 par value, 600,000,000 shares authorized; 15,299,832 shares issued and outstanding as of June 30, 2026; 8,762,329 shares issued and 8,680,005 shares outstanding as of December 31, 2025, respectively	1,531	876
Additional paid-in-capital	302,765,630	281,937,072
Treasury stock, at cost, 0 and 82,324 shares as of June 30, 2026 and December 31, 2025, respectively	—	(253,558)
Accumulated deficit	(200,832,914)	(240,624,427)
Total Stockholders’ Equity	101,934,771	41,060,507
Total Liabilities and Stockholders’ Equity	$113,138,918	$51,764,256

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$357,693	$—	$601,964	$14,720
Cost of revenue	—	—	—	(48)
Gross Profit	357,693	—	601,964	14,672

Operating (Income) Expenses:
Research and development	58,491	674,578	345,255	1,347,621
Selling, general and administrative	3,918,592	7,678,704	8,412,196	10,051,026
Impairment of right of use assets	57,773	—	57,773	—
Realized gain - digital assets and digital assets receivable, net	(17,859,505)	—	(21,483,269)	—
Unrealized gain - digital assets, net	(16,939,634)	—	(27,913,613)	—
Unrealized loss – digital intangible assets receivable	367,251	—	—	—
Impairment loss - digital intangible assets	768,857	—	2,000,525	—
Net gain on derivative instruments	(112,032)	—	(151,433)	—
Recovery of credit losses	(909,842)	—	(405,331)	—
Total Operating (Income) Expenses, Net	(30,650,049)	8,353,282	(39,137,897)	11,398,647
Income (Loss) From Operations	31,007,742	(8,353,282)	39,739,861	(11,383,975)

Other Income (Expense):
Other income (expense), net	(29,783)	168,840	60,350	172,527
Gain on extinguishment of liabilities	—	—	—	89,623
Interest expense	(233,760)	(528,410)	(459,629)	(1,109,909)
Interest income	206,764	21,933	450,931	57,282
Total Other Income (Expense), Net	(56,779)	(337,637)	51,652	(790,477)

Net Income (Loss)	30,950,963	(8,690,919)	39,791,513	(12,174,452)
Dividend to preferred stockholders	(718,478)	(97,167)	(1,533,775)	(97,167)
Net Income (Loss) Attributable to Participating Securities	30,232,485	(8,788,086)	38,257,738	(12,271,619)
Less: income allocated to preferred stockholders	(15,892,379)	—	(21,378,486)	—
Net Income (Loss) Available to Common Stockholders - Basic	14,340,106	(8,788,086)	16,879,252	(12,271,619)
Add: undistributed earnings reallocated to common upon assumed exercise/vesting of dilutive securities	1,391,300	—	1,727,571	—
Net Income (Loss) Available to Common Stockholders - Diluted	$15,731,406	$(8,788,086)	$18,606,823	$(12,271,619)

Basic earnings (loss) per common share:
Net basic earnings (loss) per share	$1.01	$(2.50)	$1.36	$(4.29)
Diluted earnings (loss) per common share:
Net diluted earnings (loss) per share	$0.92	$(2.50)	$1.25	$(4.29)

Weighted average shares outstanding
Basic	14,173,457	3,518,906	12,401,910	2,857,596
Diluted	17,040,392	3,518,906	14,873,109	2,857,596

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	For the Three and Six Months Ended June 30, 2026
					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2026	5,435,897	$544	8,762,329	$876	$281,937,072	82,324	$(253,558)	$(240,624,427)	$41,060,507
Issuance of common stock in At the Market offering [1]	—	—	1,859,993	186	6,665,196	—	—	—	6,665,382
Issuance of common stock for payment in kind of preferred stock dividend	—	—	244,518	25	939,312	—	—	—	939,337
Issuance of common stock from the delivery of vested restricted stock units	—	—	55,277	5	(5)	—	—	—	—
Shares withheld to settle employee tax liability upon delivery of RSU equity compensation.	—	—	(21,761)	(2)	2	—	—	—	—
Issuance of common stock from conversion of preferred stock	(200,000)	(20)	600,000	60	(40)	—	—	—	—
Retirement of treasury shares	—	—	(82,324)	(8)	(253,550)	(82,324)	253,558	—	—
Stock-based compensation:
Amortization of stock option awards	—	—	—	—	80,880	—	—	—	80,880
Amortization of restricted stock units	—	—	—	—	1,690,852	—	—	—	1,690,852
Issuance of common stock to vendors as consideration for service provided	—	—	10,450	1	32,752	—	—	—	32,753
Preferred stock dividend ($0.14 per preferred share outstanding)	—	—	—	—	(815,297)	—	—	—	(815,297)
Net income	—	—	—	—	—	—	—	8,840,550	8,840,550
Balance - March 31, 2026	5,235,897	524	11,428,482	1,143	290,277,174	—	—	(231,783,877)	58,494,964
Issuance of common stock in public offering [2]	—	—	2,910,027	291	9,327,030	—	—	—	9,327,321
Issuance of common stock in At the Market offering [3]	—	—	492,783	49	1,846,850	—	—	—	1,846,899
Issuance of common stock for payment in kind of preferred stock dividend	—	—	236,318	24	779,826	—	—	—	779,850
Issuance of common stock from the delivery of vested restricted stock units	—	—	308,407	31	(31)	—	—	—	—
Shares withheld to settle employee tax liability upon delivery of RSU equity compensation.	—	—	(82,894)	(8)	(379,090)	—	—	—	(379,098)
Stock-based compensation:
Amortization of stock option awards	—	—	—	—	59,852	—	—	—	59,852
Amortization of restricted stock units	—	—	—	—	1,546,884	—	—	—	1,546,884
Issuance of common stock to vendors as consideration for service provided	—	—	6,709	1	25,613	—	—	—	25,614
Preferred stock dividend ($0.14 per preferred share outstanding)	—	—	—	—	(718,478)	—	—	—	(718,478)
Net income	—	—	—	—	—	—	—	30,950,963	30,950,963
Balance - June 30, 2026	5,235,897	$524	15,299,832	$1,531	$302,765,630	—	$—	$(200,832,914)	$101,934,771

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	For the Three and Six Months Ended June 30, 2025
					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2025	—	$—	1,506,369	$151	$182,213,889	—	$—	$(195,309,992)	$(13,095,952)
Issuance of common stock in At the Market offering [4]	—	—	1,127,100	113	5,663,153	—	—	—	5,663,266
Induced exercise of stock warrants [5]	—	—	197,118	19	922,731	—	—	—	922,750
Reverse stock split settlement of fractional shares	—	—	(41)	—	(160)	—	—	—	(160)
Warrant modification and additional warrants-incremental value [6]	—	—	—	—	1,194,102	—	—	—	1,194,102
Warrant modification and additional warrants-in issuance costs for inducement [6]	—	—	—	—	(1,194,102)	—	—	—	(1,194,102)
Stock-based compensation	—	—	—	—	279,628	—	—	—	279,628
Net loss	—	—	—	—	—	—	—	(3,483,533)	(3,483,533)
Balance - March 31, 2025	—	—	2,830,546	283	189,079,241	—	—	(198,793,525)	(9,714,001)
Issuance of preferred stock and warrants in private placement [7]	5,435,897	544	—	—	49,365,206	—	—	—	49,365,750
Issuance of common stock in At the Market offering [8]	—	—	1,323,389	132	2,559,008	—	—	—	2,559,140
Issuance of common stock from exercise of warrants	—	—	252,000	25	1,953,479	—	—	—	1,953,504
Issuance of common stock from the delivery of vested restricted stock units	—	—	44,072	4	(4)	—	—	—	—
Issuance of common stock from the partial conversion of note payable	—	—	404,820	41	640,295	—	—	—	640,336
Warrants issued in consideration for debt modification	—	—	—	—	858,270	—	—	—	858,270
Stock-based compensation	—	—	—	—	483,654	—	—	—	483,654
Net loss	—	—	—	—	—	—	—	(8,690,919)	(8,690,919)
Preferred stock dividend	—	—	—	—	(97,167)	—	—	—	(97,167)
Balance - June 30, 2025	5,435,897	$544	4,854,827	$485	$244,841,982	—	$—	$(207,484,444)	$37,358,567

[1]Includes gross proceeds of $6,981,098 less total issuance costs of $315,716.

[2]Includes gross proceeds of $10,476,097 less total issuance costs of $1,148,776.

[3]Includes gross proceeds of $1,973,363 less total issuance costs of $126,464.

[4]Includes gross proceeds of $5,851,007 less total issuance costs of $187,741.

[5]Incremental value from the warrant inducement entered into on January 16, 2025.

[6]	Non-cash warrant modification and additional warrants issuance costs related to the warrant inducement are shown as a separate line item for clarity.

[7]Includes gross proceeds of $50,000,000 less total issuance costs of $634,250.

[8]Includes gross proceeds of $2,657,659 less total issuance costs of $98,519.

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$39,791,513	$(12,174,452)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Stock-based compensation	3,436,835	5,953,282
Change in fair value of shares issued for accrued dividend	158,544	—
Amortization of debt discount	110,921	585,508
Non-cash lease expense	208,954	151,179
Recovery of credit losses	(405,331)	—
Gain on extinguishment of liabilities	—	(89,623)
Realized gain - digital assets and digital assets receivable	(21,483,269)	—
Unrealized gain - digital assets, net	(27,913,613)	—
Net gains on derivative instruments	(151,433)	—
Impairment loss - digital intangible assets	2,000,525	—
Non-cash revenue, net	(601,964)	—
Non-cash interest income from digital assets receivable	(307,278)	—
Non-cash portion of other income	22,603	—
Paid-in-kind interest expense	169,125	211,520
Changes in operating assets and liabilities:
Refunded deposit	—	(888,000)
Prepaid expenses and other current assets	(1,910,336)	(321,270)
Accounts payable	(178,786)	(1,053,087)
Accrued expenses and other current liabilities	204,368	76,963
Lease liabilities	(245,365)	(341,817)
Net Cash and Cash Equivalents Used In Operating Activities	(7,093,987)	(7,889,797)

Cash Flows From Investing Activities
Purchases of property and equipment	—	(22,959)
Purchase of digital assets	(8,873,800)	(45,500,000)
Sales and dispositions of digital assets	2,440,000	—
Purchases of USDC	(2,518,820)	—
Proceeds from sales of USDC	2,000,000	—
Net Cash and Cash Equivalents Used In Investing Activities	(6,952,620)	(45,522,959)

Cash Flows From Financing Activities
Proceeds from sale of common stock in direct offering	10,476,097	—
Proceeds from sale of common stock in At the Market offering	8,954,461	8,508,666
Proceeds from sale of preferred stock and warrants in private placement	—	50,000,000
Proceeds from induced exercise of stock warrants	—	1,039,206
Proceeds from induced exercise of stock warrants	—	1,953,504
Payment of private placement issuance costs	—	(634,250)
Payment of issuance costs for direct offering	(1,148,776)	—
Payment of issuance costs for At the Market offering	(442,180)	(286,260)
Payment to taxing authorities in connection with shares directly withheld from employees	(231,098)	—
Repayments of notes payable	(235,559)	(1,463,438)
Payment of issuance costs for debt modification	—	(177,228)
Payment of cash issuance costs for induced exercise of stock warrants	—	(116,456)
Reverse stock split settlement of fractional shares	—	(160)
Net Cash and Cash Equivalents Provided By Financing Activities	17,372,945	58,823,584
Net Increase in Cash and Cash Equivalents	3,326,338	5,410,828
Cash and Cash Equivalents - Beginning of Period	6,310,878	2,121,463
Cash and Cash Equivalents - End of Period	$9,637,216	$7,532,291

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Six Months Ended
	June 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$179,582	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Modification date carrying value of extinguished Avenue Loan	$—	$10,262,280
Modification date fair value of modified Avenue Loan	$—	$10,172,657
Exchange of digital intangible assets for digital intangible assets receivable	$18,746,744	$—
Exchange of digital intangible assets receivable for digital intangible assets	$19,454,154	$—
Digital assets received for digital assets receivable	$22,528,501	$—
Deposits into Hyperion Rysk Vault	$1,812,029	$—
Redemption from Hyperion Rysk Vault	$1,854,834	$—
Warrant modification and additional warrants - incremental value	$—	$1,194,102
Prepaid insurance financed by note payable	$598,055	$—
Common stock issued for accrued dividends payable	$1,719,187	$—
Accrued dividend payable to preferred stockholders	$1,533,775	$—
Shares withheld for employee tax liabilities	$148,000	$—
Treasury shares retired	$253,558	$—
Deposits of digital assets into liquid staking activities	$364,962	$—
Liability for digital assets received pursuant to partnership agreement	$150,163	$—
Common stock issued upon conversion of preferred stock	$60	$—
Issuance of common stock upon vesting of restricted stock units	$36	$—
Digital assets acquired in exchange for USDC	$3,549,105	$—
Digital assets disposed of in exchange for USDC	$2,874,699	$—
Conversion of USDH to USDC, net	$1,926,018	$—

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

HYPE is the native token of Hyperliquid, a decentralized Layer-1 (“L1”) blockchain designed for high-frequency, transparent trading. Hyperliquid supports fully on-chain perpetual futures and spot order books, operating with block times of approximately 70 milliseconds. Hyperion DeFi’s strategy is designed to allow shareholders to benefit from a gradually compounding exposure to HYPE, both from its native staking yield and additional revenues generated from its unique on-chain utility.

Through April 2026, the Company was also conducting research and development activities related to its proprietary Optejet User Filled Device, designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. As of June 30, 2026, substantially all operations related to Optejet have been wound down. In July 2026, the Company sold all its right, title, and interest to intellectual property associated with the Optejet and the Company’s pharmaceutical development program to Arctic Vision (Hong Kong) Limited in exchange for a $100,000 release of indebtedness. The disposed assets had been an aggregate carrying value of $0 as of June 30, 2026. The Company does not anticipate any material proceeds or future economic benefit from the Optejet or the small number of associated ophthalmic technology assets held by the Company as of June 30, 2026.

Beginning in July 2025, the Company used the proceeds from its capital raising activities to acquire and deploy HYPE in various income-generating activities, which includes native staking, liquid staking, and its proprietary HYPE Asset Use Service (“HAUS”) agreements.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “2025 Form 10-K”).

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Management’s Liquidity Plans

The Company’s primary source of liquidity has historically been cash generated from equity offerings and borrowings, along with recent additional income sources recently generated from the Company’s digital assets business strategies. Under Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since the Company’s inception, it has had a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

As of June 30, 2026, the Company had unrestricted cash and cash equivalents of approximately $9.6 million and working capital of $7.4 million. For the six months ended June 30, 2026, the Company earned net income of approximately $39.8 million. For the six months ended June 30, 2026, the Company used cash in operating activities of approximately $7.1 million. Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, Management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

The Company’s financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. Substantially all of the Company’s treasury assets are concentrated in HYPE tokens. The Company’s financial results and carrying value of its digital assets will fluctuate materially based on HYPE token price movements. The Company depends on the continued success and adoption of the Hyperliquid protocol for the value of its treasury holdings.

On May 7, 2026, the Company closed a public offering of 2,777,778 shares of common stock and received approximately $8.9 million in net proceeds. On May 13, 2026, the Company sold an additional 132,249 shares of common stock, resulting in approximately $0.4 million in net proceeds to the Company. The Company plans to continue to pursue additional capital through its at-the-market common stock offering programs in the future, however, such funding may not be available on terms acceptable to the Company or at all. Although management believes that such capital sources will continue to be available, there can be no assurances that financing will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to cover operating expenses, to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plans.

While the Company plans to hold its digital assets as part of a long-term treasury strategy, and deploy its assets for productive purposes including staking and HAUS agreements, the Company’s management has the discretion and ability to sell its digital assets as needed to cover liquidity obligations. As of June 30, 2026, the Company owns $74.1 million of HYPE digital assets, of which nearly all are native staked and therefore would be subject to a seven-day unstaking queue before the Company could sell or transfer the assets. In addition, approximately $7.1 million of the Company’s HYPE digital assets are also deployed into HAUS agreements or the Joint Validator Operator’s Agreement (as defined below) with additional 90-day contractual restrictions on transferability of the associated HYPE digital assets (See Note 9 - Commitments and Contingencies). The Company also has approximately $25.3 million of HYPE Liquid Staking Tokens (including Hyperion Institutional HYPE (“HiHYPE”), Kinetiq Staked HYPE (“kHYPE”) and Kinetiq Markets HYPE (“kmHYPE”) each referred to as a “HYPE LST”) which can be traded, sold, or redeemed for HYPE and sold (subject to liquidity and redemption queue conditions, as well as the same seven-day unstaking queue as native staked HYPE).

Note 3 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 3 – Summary of Significant Accounting Policies included in the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the six months ended June 30, 2026, except as disclosed below.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP, requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the determination of fair value on digital assets, impairment assessments of digital intangible assets, fair value calculations for equity securities and derivative instruments linked to digital assets, establishment of valuation allowances for deferred tax assets, revenue recognition, the valuation of derivative instruments, reserves for credit losses, the recovery of deferred costs and the deferral of revenues. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company as well as general economic conditions. It is reasonably possible that actual results could differ from those estimates.

See Note 3 - Summary of Significant Accounting Policies — Stock-Based Compensation in the 2025 Form 10 - K for additional discussion of the use of estimates in estimating the fair value of the Company’s common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of June 30, 2026, the Company had U.S. Treasury Bills with original maturity dates of three months or less classified within cash and cash equivalents in the amount of $4,084,598.

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

Digital Assets

The Company’s digital assets and digital intangible assets primarily include HYPE (the Hyperliquid network’s native token), HYPE LSTs, KNTQ (the governance token of the Kinetiq liquid staking protocol), sKNTQ (a KNTQ liquid staking token, or “KNTQ LST”), HPL (the governance token of the HyperLend protocol), sHPL (a HPL liquid staking token, or “HPL LST”), and Hyperion Rysk Vault Shares (discussed below). HYPE, KNTQ, and HPL are accounted for in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60”) and are presented as digital assets in the condensed balance sheets. HYPE LSTs, KNTQ LSTs, and HPL LSTs are collectively referred to as the Company’s “LSTs”. The Company’s LSTs and Hyperion Rysk Vault Shares are classified as intangible assets in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill (“ASC 350-30”) and are presented as digital intangible assets in the condensed balance sheets. Since the Company’s LSTs and Hyperion Rysk Vault Shares represent a claim on their underlying tokens, they do not fall within the scope of ASC 350-60.

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

HYPE Native Staking

The Company operates a co-branded Hyperliquid validator, known as “Kinetiq × Hyperion” (“KxH”), with Kinetiq Research Pte. Ltd. (“Kinetiq”) and MAVAN Services Pty Ltd (“MAVAN”). MAVAN was formerly known as Pier Two Pty Ltd. The Company earns HYPE as rewards and commission income from native staking by validating transactions and maintaining network security. The Company participates in the native staking through both self-staking (using the Company’s own tokens) and providing validation services to third-party delegators. The Company delegates its own HYPE digital assets to the co-branded KxH validator node and receives staking rewards in return. The Company is also entitled to commission income charged to third party delegators, for successfully validating transactions. Commission income from validation services is shared among the Company, Kinetiq and MAVAN. These rewards are received by the Company directly from the Hyperliquid network. The provision of services related to transaction validation on the Hyperliquid blockchain network (through both staking rewards and commission income) is an output of the Company’s ordinary activities.

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

The Company participates in Hyperliquid blockchain validation activities through its arrangements with third-party validator operators, Kinetiq and MAVAN. While the Company obtained unilateral control over the private keys beginning on December 15, 2025, the ongoing operation, maintenance, and performance of validator infrastructure, and the process of validation are conducted by the Company’s third-party validator operators. Given the Company does not perform the primary validating activities, the Company’s

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

performance obligation is limited to delegating and arranging for validation services. Therefore, during the three and six months ended June 30, 2026, the Company has determined it acts as an agent under ASC 606. Revenue is recognized on a net basis, representing the portion of blockchain rewards retained by the Company after amounts owed to third-party validator operators and third-party token delegators.

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

HyperLend Private Pool Participation Agreement and Revenue-Sharing Agreement

In the three months ended March 31, 2026, the Company received 10 million HPL tokens from HyperLend Inc. (“HyperLend”), pursuant to two separate partnership agreements between the parties as detailed further below. As of June 30, 2026, all of the Company’s HPL tokens have been liquid staked in exchange for sHPL tokens, and the Company’s sHPL tokens are included within “Digital intangible assets” on the condensed balance sheets.

The Company first received 1 million HPL in connection with a Private Pool Participation Agreement (the “Private Pool Participation Agreement”) with HyperLend. Pursuant to this agreement, the Company anticipated becoming a borrower on the HyperLend platform in the future (denominated in USDH stablecoin), and HyperLend’s role in the agreement is a vendor. The Company accounted for these 1 million HPL tokens in accordance with ASC 705 – Cost of Sales and Service, given HyperLend’s role as a vendor. These 1 million HPL tokens represent vendor consideration and therefore the value recognition was deferred to reduce future obligations of the Company owed to HyperLend. As of June 30, 2026, following Native Markets’ announcement on May 14, 2026 that it would cease supporting the USDH stablecoin, the Company no longer anticipates becoming a borrower on the HyperLend platform in the future.

The Company subsequently received 9 million HPL tokens on March 31, 2026 in connection with a Revenue-Sharing Agreement (the “Revenue-Sharing Agreement”) with HyperLend. Pursuant to this agreement, the Company has a performance obligation to introduce borrowers to the HyperLend platform for the purposes of originating eligible loans, and HyperLend is the customer in the agreement. The Company accounts for these 9 million HPL as a non-cash, nonrefundable upfront referral fees by HyperLend in accordance with ASC 606. The fair value at contract inception of these 9 million tokens received is recognized ratably by the Company over the Revenue-Sharing Agreement’s one-year initial term. The Company also may earn additional referral fee revenue subsequent to June 30, 2026.

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

In November 2025, the Company received KNTQ digital assets through a network-initiated token distribution by Kinetiq. The Company does not native stake its KNTQ digital assets, but the Company began liquid staking its KNTQ in exchange for sKNTQ in March 2026. All of the Company’s KNTQ are liquid staked as of June 30, 2026.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As described above, in March 2026, the Company received 10 million HPL tokens from HyperLend in connection with the Private Pool Participation Agreement and the Revenue-Sharing Agreement between HyperLend and the Company. As of June 30, 2026, all of the Company’s HPL tokens are deposited into liquid staking activities in exchange for sHPL LSTs.

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

Digital Assets Receivable, Digital Intangible Assets Receivable, and Credit Loss Allowance

The Company records digital assets receivable or digital intangible assets receivable when digital assets or digital intangible assets, respectively, are transferred or deposited into a wallet controlled by a third party and the Company determines that it has lost control of the assets in accordance with the definition of control in ASC 606 (i.e., the Company no longer has the ability to direct the use of, and obtain substantially all of the remaining benefits from, the digital assets). In assessing whether control has transferred, the Company considers factors such as legal title, rights to transfer or pledge the assets, access to private keys, contractual restrictions, and the practical ability to direct the use of the digital assets. The Company evaluates the legal form and economic substance of each arrangement and documents the basis for its control conclusions. If the economic substance of an arrangement is more akin to a financing or lending arrangement, the Company accounts for the arrangement in a manner consistent with crypto asset lending arrangements rather than as a sale or transfer of digital assets.

Digital assets receivable and digital intangible assets receivable are initially and subsequently measured at the fair value of the underlying digital assets, with changes in fair value recognized in “Unrealized gains or losses — digital assets” and “Unrealized gains or losses — digital intangible assets receivable”, respectively, on the condensed statements of operations. For digital intangible assets receivable, the fair value is based upon the underlying HYPE digital assets, without accounting for accrued and unrealized staking rewards (which can only be realized upon future potential redemption of the LSTs back into HYPE). The recognition of accrued and unrealized staking rewards is constrained by uncertainty on the ultimate settlement of the Company’s liquid staking tokens back to native tokens.

The Company records an allowance for credit losses on digital assets receivable and digital intangible assets receivable arising from arrangements in which control of the digital assets transfers to a third party, as described in Note 6 – Digital Assets. The allowance for credit losses is measured in accordance with the current expected credit loss model under ASC 326, Current Expected Credit Losses (“ASC 326”). In estimating expected credit losses, the Company considers counterparty-specific information, contractual terms, conditions in the digital asset market, conditions in the broader financial services market (including observed industry delinquency trends), corporate default rate forecasts published by third-party industry participants, and other relevant transaction-specific factors. Due to limited historical loss experience for digital assets receivable, the Company utilizes external data and applies a probability of default and loss given default methodology.

OTC HYPE Options

The Company operates an over-the-counter (“OTC”) options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In the six months ended June 30, 2026, the Company sold out of the money covered call option agreements on the price of HYPE, which call options were sold against and collateralized by HYPE owned by the Company (including HYPE LSTs), as well as out of the money put option agreements on the price of HYPE collateralized by the Company’s cash, cash equivalents, and USDH.

Premiums received at inception are initially recorded on the condensed balance sheets, and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options. The fair value of these written options is measured using standard option-pricing models incorporating observable market inputs, including HYPE spot prices, implied volatility, and time to expiration. As such, the options are classified as Level 3 within the fair value hierarchy (see “Fair Value Measurements” below). Changes in the fair value of the options are recognized on the condensed statements of operations within “Operating (income) expense, net”. Outstanding derivative liabilities are presented on the condensed balance sheets within “Accrued expenses and other current liabilities”.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the Company’s OTC HYPE covered call options strategy, the Company pledges or transfers HYPE or HYPE LSTs to institutional counterparties to collateralize the underlying transactions. In the six months ended June 30, 2026, these transactions were governed by long-form confirmations and International Swaps and Derivatives Association agreements (together, “Derivative Agreements”). Under the Derivative Agreements, the Company’s HYPE or HYPE LSTs are pledged as collateral and can be rehypothecated, re-pledged, or otherwise deployed by the derivative counterparties. As the Company has determined that it has lost control of these assets, the HYPE or HYPE LST collateral is presented as digital assets receivable or digital intangible asset receivable on the condensed balance sheets.

As of June 30, 2026, the Company has no outstanding OTC HYPE options.

Hyperion Rysk Vault Shares

In March 2026, the Company launched in partnership with the Rysk protocol an Institutional Volatility Income Vault (“IVIV”). The purpose of this vault is to facilitate the execution of HYPE options (puts and calls) via smart-contracts on-chain, and the Company began executing on-chain put sales on the price of HYPE in March 2026. In order to collateralize these HYPE options, the Company first creates a standalone collateralization liquidity pool of the Company’s assets. Until May 2026, the Company’s liquidity pool was denominated in USDH; following Native Markets’ announcement on May 14, 2026 that it would cease supporting the USDH stablecoin, beginning in June 2026, the Company’s liquidity pool is denominated in USDC. When the Company’s USDC is deposited into the IVIV, the Company relinquishes control of its USDC and receives in return Hyperion Rysk Vault Shares, which represent a claim on the IVIV assets in a matter akin to liquid staking tokens. Any increase in the amount of underlying USDC within the IVIV is not recognized as income until the Hyperion Rysk Vault Shares are redeemed for USDC, akin to accrued staking rewards on liquid staking tokens.

Fair Value Measurement

The Company determines fair value measurements for digital assets, digital assets receivable, digital intangible assets receivable, and outstanding HYPE option liabilities in accordance with ASC 820, Fair Value Measurements (“ASC 820”), which defines fair value as the exit price that would be received to sell an asset or paid to transfer a liability in an ordinary transaction between market participants. ASC 820 establishes a framework for valuation techniques, prioritized by reliability, according to the following tiers:

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

HYPE digital assets are measured at fair value on a recurring basis using quoted prices in its principal market (Level 1 inputs). The Company routinely evaluates which market qualifies as its principal market by considering factors such as accessibility, trading volume, and transaction activity. Ultimately, the principal market is determined as the one accessible to the Company with the highest volume and orderly transactions for HYPE. As of December 31, 2025, the Company had KNTQ digital assets which are measured at fair value on a recurring basis using market-corroborated inputs (Level 2 inputs) including the observed transactions on decentralized exchanges within the Hyperliquid and HyperEVM ecosystems.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2026, a regulated exchange market is utilized as the principal market for HYPE. The level of inputs used for the fair value measurement of HYPE digital assets as of June 30, 2026 and December 31, 2025, were as follows:

	June 30, 2026				December 31, 2025
		Fair Value				Fair Value
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
HYPE digital assets	$74,119,231	$74,119,231	$—	$—	$16,233,941	$16,233,941	$—	$—
KNTQ digital assets	—	—	—	—	111,406	—	111,406	—
Total	$74,119,231	$74,119,231	$—	$—	$16,345,347	$16,233,941	$111,406	$—

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents and accounts payable approximate fair values due to the short-term nature or effective interest rates of these instruments.

The fair value of the Company’s digital intangible assets is estimated based on the original digital asset token deposited minus transaction costs. Impairment losses for the Company’s digital intangible assets are recognized when fair value falls below carrying value.

Assets Held For Sale

In connection with the wind-down of its Ophthalmic Technology segment (the “Biotech Operations”), including the Optejet User Filled Device platform, the Company committed to a plan to sell the related assets (the “Biotech Assets”). Management substantially completed the wind-down of Biotech Operations as of May 31, 2026. Management has concluded that the Biotech Assets meet the criteria in ASC 360-10-45-9 to be classified as held for sale as of June 30, 2026, as (i) management committed to a plan to sell the Biotech Assets, (ii) the Biotech Assets were available for immediate sale in their present condition, (iii) an active program to locate a buyer had been initiated, (iv) the sale was probable and expected to be completed within one year, (v) the Biotech Assets were being actively marketed at a reasonable price, and (vi) it is unlikely that significant changes to the plan would be made.

Assets classified as held for sale are measured at the lower of their carrying amount or fair value less costs to sell and are no longer depreciated or amortized once so classified. The Company wrote off $57,773 related to its right-of-use asset associated with the Biotech Operations lease during the three months ended June 30, 2026 as a result of the wind-down. No other Biotech Assets were written down during the six months ended June 30, 2026. Accordingly, the carrying value of the Biotech Assets was zero as of June 30, 2026.

On July 30, 2026, the Company completed the sale of substantially all intellectual property associated with its legacy ophthalmic drug delivery (Optejet) program to Arctic Vision (Hong Kong) Limited pursuant to an Intellectual Property Purchase, Sale and Assignment Agreement. The assigned assets consisted of the Company’s Optejet-related patents and patent applications, trademarks, and associated know-how, technical, clinical and regulatory documentation. Consideration consisted of a release of a $100,000 liability owed by the Company to Arctic Vision. The intellectual property was transferred on an “as is” basis, and Arctic Vision assumed all patent and trademark maintenance obligations accruing on or after the closing date. In connection with the transaction, the Company and Arctic Vision terminated their license agreement dated August 10, 2020, as amended, and the Company entered into a mutual termination, release and settlement agreement with Senju Pharmaceutical Co., Ltd. terminating the exclusive license agreement dated March 18, 2015, as amended, under which the Company paid Senju $15,000 and the parties exchanged mutual releases. In connection with the transaction, Arctic Vision paid the Company $15,000.

The Company determined that the wind-down of the Biotech Operations does not represent a strategic shift that has a major effect on the Company’s operations and financial results, and accordingly does not qualify for discontinued operations presentation under ASC 205-20.

Income Taxes

The Company is subject to Federal, New York State and City, and State of California income taxes and files tax returns in those jurisdictions.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, OBBBA makes changes to certain U.S. corporate tax provisions, with many effective in 2026. While further evaluation is ongoing, the OBBBA is not expected to have a material impact on the Company’s financial position or results of operations.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) - Narrow-Scope Improvements (“ASU 2025-11”) to improve the guidance in Topic 270, Interim Reporting, by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of ASU 2025-11 on its condensed financial statements.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock (“ASU 2026-01”). The amendments in this update require entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of ASU 2026-01 on its condensed financial statements and related disclosures.

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

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the potential common shares had been issued (computed using the more dilutive of the treasury stock or if converted method, as applicable, and the two-class method). There were no dilutive securities outstanding during the three or six months ended June 30, 2025, because of the net loss for the periods.

The following table presents the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) income	$30,950,963	$(8,690,919)	$39,791,513	$(12,174,452)
Less: dividends on preferred stock	(718,478)	(97,167)	(1,533,775)	(97,167)
Less: undistributed earnings allocated to participating preferred stock	(15,892,379)	—	(21,378,486)	—
Net income (loss) available to common shareholders - basic	14,340,106	(8,788,086)	16,879,252	(12,271,619)
Add: undistributed earnings reallocated to common upon assumed exercise/vesting of dilutive securities	1,391,300	—	1,727,571	$—
Net income (loss) available to common stockholders - diluted	$15,731,406	$(8,788,086)	$18,606,823	$(12,271,619)

Denominator (weighted average quantities):
Common shares issued	13,879,150	3,516,143	12,091,962	2,854,708
Add: vested unissued restricted stock units	294,307	2,763	309,948	2,888
Denominator for basic net income (loss) per share	14,173,457	3,518,906	12,401,910	2,857,596
Effect of dilutive securities:
Assumed exercise of warrants, treasury stock method	2,851,384	—	2,435,035	—
Assumed vesting of restricted stock units	15,551	—	36,134	—
Weighted average common shares outstanding - diluted	17,040,392	3,518,906	14,873,109	2,857,596

Net Income (Loss) Per Common Share
Basic	$1.01	$(2.50)	$1.36	$(4.29)
Diluted	$0.92	$(2.50)	$1.25	$(4.29)

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following securities are excluded from the calculation of weighted average diluted shares of common stock for the three and six months ended June 30, 2026 and 2025, because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026(1)	2025	2026(1)	2025
Options	80,988	53,602	80,988	53,602
Warrants	1,205,406	34,070,913	1,205,406	34,070,913
Unvested restricted stock units	1,336,725	288,000	1,312,500	288,000
Series A convertible preferred	—	16,307,691	—	16,307,691
	2,623,119	50,720,206	2,598,894	50,720,206
(1)	Excludes shares issuable upon conversion of the Series A Convertible Preferred Stock, whose effect is reflected in diluted earnings per share under the two-class method. See above.

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	June 30,	December 31,
	2026	2025
USDC holdings	$2,121,483	$132,589
Prepaid insurance expenses	557,973	135,856
Payroll tax receivable	370,980	262,085
Other	221,225	404,401
Total prepaid expenses and other current assets	$3,271,661	$934,931

USD Coin (“USDC”) is a U.S. dollar–denominated payment stablecoin issued by Circle Internet Group, Inc., which the Company uses to settle certain digital asset transactions, including purchases of HYPE, contracts under its OTC options strategy, and fees received under its temporary HAUS agreements. USDC is accounted for as a financial instrument that can be redeemed one USDC for one U.S. dollar on demand from the issuer and is not within the scope of ASC 350-60.

Note 6 – Digital Assets

Native Staking

As of June 30, 2026, the Company had native staked 634,379 HYPE to the KxH validator node. In the three and six months ended June 30, 2026, the Company recognized revenue of $314,116 and $512,467, respectively, from its staking activities which generated 6,166 and 12,593 HYPE tokens, respectively, recognized at fair value.

Temporary HYPE Asset Use Service Agreements

For the three and six months ended June 30, 2026, the Company recognized revenue of $9,586 and $55,507, respectively, from temporary HAUS agreements in the form of cash, cash equivalents, USDC stablecoin and USDH stablecoin. USDC and USDH stablecoin are presented within “Prepaid expenses and other current assets” in the condensed balance sheets; the Company does not hold any USDH stablecoin as of June 30, 2026.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Digital Assets Receivable, Digital Intangible Assets Receivable, and Credit Loss Allowance

For three and six months ended June 30, 2026, the Company recognized interest income of $147,098 and $346,055, respectively, presented within “Other income (expense)” in the condensed statements of operations, in connection with its digital assets receivable, which includes the amortization of a nonrefundable upfront fee received in connection with digital assets receivable. On June 3, 2026, all outstanding digital assets receivable were returned to the Company, and the Company does not have any allowance for credit losses for digital assets receivable as of June 30, 2026. In the three and six months ended June 30, 2026, the Company recorded a recapture of credit losses of $586,774 and $405,331, respectively, from the release of all allowance for credit losses related to its digital assets receivable.

As of June 30, 2026, the Company does not have any OTC HYPE options or digital intangible assets receivable outstanding. In the three months ended June 30, 2026, the Company recorded a recapture of credit losses of $323,068 from the release of all allowance for credit losses related to its digital intangible assets receivable.

There were no credit losses recognized during the six months ended June 30, 2026.

OTC HYPE Options

In the three and six months ended June 30, 2026, the Company’s net gains on derivative instruments totaled $0.1 million and $0.2 million, respectively. As of June 30, 2026, there were no outstanding OTC HYPE options.

Hyperion Rysk Vault Shares

In the three months ended March 31, 2026, the Company deposited $1,765,075 USDH in exchange for 1,765,075 notional Hyperion Rysk Vault Shares, presented within digital intangible assets on the condensed balance sheets, initially valued at the Company’s basis of $1,765,075 (in USDH) with no realized gains or losses. During the three months ended June 30, 2026, all of the Company’s Hyperion Rysk Vault Shares with a USDH liquidity pool (such shares bearing the technical name “WHYPE-USDH-USDH-P-H-HL”) were redeemed for USDH and subsequently converted to USDC. In addition, all of the Company’s Hyperion Rysk Vault Shares with a USDC liquidity pool were redeemed for USDC in the three months ended June 30, 2026. There were no outstanding options transactions within the IVIV as of June 30, 2026.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Digital Asset Reconciliation

The following table presents changes in the components of the Company’s digital assets from December 31, 2025 to June 30, 2026:

		Digital	Digital	Digital	Total
	Digital	Assets	Intangible	Intangible Assets	Digital
	Assets	Receivable	Assets	Receivable	Assets
Balance, December 31, 2025	$16,345,347	$6,935,131	$20,591,555	$—	$43,872,033
Receipt of HPL pursuant to partnership agreement	150,163	—		—	150,163
HYPE Purchases	12,585,507	—		—	12,585,507
Sales and dispositions of digital assets	(2,874,699)	—	—	(2,440,000)	(5,314,699)
Deposits into Hyperion Rysk Vault	—	—	1,812,029	—	1,812,029
Redemptions from Hyperion Rysk Vault	—	—	(1,854,834)	—	(1,854,834)
Deposits of digital assets into liquid staking activities	(364,962)	—	364,962	—	—
Net HYPE received from native staking activities (1)	526,144	91,772	—	—	617,916
HYPE commission paid to co-validators	(136,284)	—	—	—	(136,284)
Exchange of digital intangible assets for digital intangible assets receivable	—	—	(18,746,744)	18,746,744	—
Exchange of digital intangible assets receivable for digital intangible assets	—	—	19,454,154	(19,454,154)	—
Settlement of digital assets receivable	22,528,501	(22,528,501)	—	—	—
Non-cash interest income from digital assets receivable	—	307,278	—	—	307,278
Realized and unrealized gains (2)	25,653,083	14,788,989	6,108,349	3,147,410	49,697,831
Realized and unrealized losses(3)	(293,569)	—	(7,380)	—	(300,949)
Impairment	—	—	(2,000,525)	—	(2,000,525)
Recovery of credit loss	—	405,331	—	—	405,331
Balance, June 30, 2026	$74,119,231	$—	$25,721,566	$—	$99,840,797
(1)

Represents $601,964 of net Company revenues, less: (i) $55,506 of revenues receivable included in prepaid expenses and other current assets on the accompanying condensed balance sheet as of June 30, 2026; (ii) $42,223 of net costs previously accrued, and (iii) of $22,603 of HYPE receipts included in other income on the accompanying statement of operations for the six months ended June 30, 2026, plus $136,284 of HYPE commissions presented separately in this table

(2)	Includes $21,782,760 and $27,915,071 of realized and unrealized gains, respectively.
(3)	Includes $299,491 and $1,458 of realized and unrealized losses, respectively, which are netted against the related gains on the accompanying statements of operations.

Digital Assets

The following table sets forth the units, cost basis and fair value of digital assets held, as shown on the condensed balance sheet as of June 30, 2026:

	Units	Cost Basis	Fair Value
HYPE digital assets	1,141,174	$55,250,524	$74,119,231
Total		$55,250,524	$74,119,231

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Digital Intangible Assets

The Company tracks the cost of its LSTs and digital intangible assets on a token by token basis. Impairment losses for the Company’s LSTs are recognized when the carrying value falls below its fair value. The fair value of LSTs are estimated based on the original digital asset token deposited minus transaction costs, without the inclusion of any accrued but unrealized staking rewards. For the three and six months ended June 30, 2026, the Company reported an impairment loss of $0.8 million and $2.0 million, respectively, on the condensed statements of operations under “Impairment loss – digital intangible assets”.

The following table sets forth the units, cost basis, and carrying amount of digital intangible assets held, as shown on the condensed balance sheets as of June 30, 2026:

	Units	Cost	Carrying Value
HiHYPE	398,277	$18,902,486	$8,828,972
kHYPE	455,434	18,591,852	15,897,330
kmHYPE	28,888	884,473	597,068
sKNTQ	1,918,479	208,355	172,196
sHPL	10,000,000	156,611	91,000
Other digital intangible assets	2	135,000	135,000
Total		$38,878,777	$25,721,566

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accrued dividend	$765,750	$792,616
Accrued compensation expense	438,738	190,709
Accrued professional services	318,881	157,770
Accrued franchise tax	100,000	193,052
Accrued foreign tax	100,000	100,000
Other accrued expenses	429,746	186,959
Accrued rework of clinical supply returns	—	250,000
Total accrued expenses and other current liabilities	$2,153,115	$1,871,106

Note 8 – Notes Payable

As of June 30, 2026 and December 31, 2025, notes payable consisted of the following:

	June 30, 2026			December 31, 2025
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current Portion:
FIRST Insurance Funding Loan	$362,495	$—	$362,495	$—	$—	$—
Avenue - Note payable	2,528,921	(92,435)	2,436,486	—	—	—
Total Current Portion	$2,891,416	$(92,435)	$2,798,981	$—	$—	$—

Non-Current Portion:
Avenue - Note payable	$5,979,570	$(339,874)	$5,639,696	$8,339,386	$(543,250)	$7,796,136
Total Non-Current Portion	$5,979,570	$(339,874)	$5,639,696	$8,339,386	$(543,250)	$7,796,136
Notes payable - total	$8,870,986	$(432,309)	$8,438,677	$8,339,386	$(543,250)	$7,796,136

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Avenue Loan

On June 17, 2025, the Company entered into the Fourth Amendment of the Loan and Security Agreement with Avenue Venture Opportunities Fund, L.P., and Avenue Venture Opportunities Fund, L.P. II (the “Avenue Loan”) which, among other things, extended the maturity date of the loans to July 1, 2028; provided for an interest - only period from July 1, 2025 until January 31, 2027 (principal payments begin in February 2027); and reduced the interest rate from 12.0% to 8.0% (payable half in cash and half in kind). The effective interest rate on the Avenue Loan was 8.5% for each of the three and six months ended June 30, 2026, excluding the amortization of the debt discount, and 9.3% for each of the three and six months ended June 30, 2026, including the amortization of the debt discount.

As of June 30, 2026, total principal under the Avenue Loan consists of original loan principal of $8,158,195, plus $350,294 of paid-in-kind interest.

The Avenue Loan matures as follows and includes $809,341 of paid-in-kind interest accrued through maturity.

For Years Ending	Principal
December 31,	Maturity
2026	$—
2027	5,415,161
2028	3,552,375
$8,967,536

During the three months ended June 30, 2026 and 2025, the Company recorded interest expense related to the Avenue Loan of $226,368 (which includes $55,460 of amortization of debt discount) and $528,410 (which includes $307,536 of amortization of debt discount), respectively. During the three months ended June 30, 2026, interest expense in the amount of $85,454 was added to the principal balance outstanding.

During the six months ended June 30, 2026 and 2025, the Company recorded interest expense related to the Avenue Loan of $449,172 (which includes $110,921 of amortization of debt discount) and $1,109,909 (which includes $585,508 of amortization of debt discount), respectively. During the six months ended June 30, 2026, interest expense in the amount of $169,125 was added to the principal balance outstanding.

FIRST Insurance Funding Loan

On February 24, 2026, the Company issued a note payable in the amount of $598,055 for the purchase of a directors and officers’ liability insurance policy (the “2026 D&O Loan”). The note accrues interest at a rate of 6.15% per year and matures on December 24, 2026. The 2026 D&O Loan is payable in ten monthly payments of $61,504 consisting of principal and interest. Interest expense for the three and six months ended June 30, 2026 was $7,392 and $10,457, respectively.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Commitments and Contingencies

HAUS Agreements

On March 18, 2026, the Company entered into a HAUS Agreement with Silhouette AG (“Silhouette”). The Company agreed to link 100,000 of its owned and staked HYPE tokens to the trading wallet of Silhouette, allowing Silhouette to receive reduced trading fees for traders using its platform, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards. These tokens are presented as “Digital assets” on the condensed balance sheets and “HYPE digital assets” (see Note 6), with a fair value of approximately $6.5 million as of June 30, 2026. The agreement has an initial term of 52 weeks and is automatically renewable for successive 52-week periods unless either party provides notice of termination within 30 days prior to the end of the initial term; in addition, the Company may terminate the agreement for any reason upon 90 days’ prior written notice.

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

Joint Validator Operator’s Agreement

On October 27, 2025, the Company entered into a Joint Validator Operator’s Agreement (the “Joint Validator Agreement”) with Kinetiq and MAVAN, effective retroactively to June 25, 2025. The Joint Validator Agreement formalizes the parties’ collaboration in jointly operating a co-branded KxH validator node on the Hyperliquid L1 blockchain.

Under the Joint Validator Agreement, Hyperion initiated the validator with 10,000 HYPE and agreed to provide staking capital from its treasury of HYPE tokens, so that the validator enters Hyperliquid’s active set of validators and it is eligible to produce and attest blocks in the Hyperliquid consensus protocol. Hyperion is contractually required to keep 10,000 HYPE tokens at the validator, and these tokens are presented as “Digital assets” on the condensed balance sheets and “HYPE digital assets” within Note 6 – Digital Assets, with a fair value of $0.6 million as of June 30, 2026. Kinetiq will contribute validator operations support, smart contract infrastructure, and stake-routing tooling via its liquid staking protocols, and MAVAN will host and manage the validator infrastructure, including uptime, monitoring and security, and is responsible for maintaining ISO/IEC 27001 and System and Organization Controls 2 compliance.

The Joint Validator Agreement outlines shared responsibilities for validator operations, governance, incident response, and performance monitoring. It includes a revenue-sharing arrangement whereby staking commissions and other validator-level rewards are allocated among Hyperion, Kinetiq and MAVAN, with specific overrides for referred delegations.

The Joint Validator Agreement is effective for an initial term of one year and will automatically renew annually unless terminated by any party with 90 days’ notice.

Litigation, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Income Tax

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company’s effective income tax rate for the three and six months ended June 30, 2026 and 2025 was 0.0% in each period, compared with the U.S. federal statutory rate of 21.0%, primarily due to the full valuation allowance recorded against the Company’s deferred tax assets.

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of June 30, 2026.

During the three months and six months ended June 30, 2026, the Company determined that certain pre-change net operating loss carryforwards are no longer available due to the continuity of business enterprise requirement under Section 382(c) of the Internal Revenue Code of 1986. As a result, the Company reduced the related gross deferred tax assets during the six months ended June30, 2026. Because the Company continues to maintain a full valuation allowance against its deferred tax assets, this adjustment had no impact on income tax expense for the three or six months ended June 30, 2026.

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

Common Stock Issuances

On January 5, 2026, and April 6, 2026, pursuant to Section 3.1 of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (as amended, the “Certificate of Designation”), dated June 17, 2025, the Company paid its quarterly dividend payable to the Series A Preferred Stock in 244,518 and 236,318 shares of the Company’s common stock, respectively.

In the three months ended June 30, 2026, there were no conversions of Series A Preferred Stock. In the six months ended June 30, 2026, 200,000 shares of Series A Preferred Stock were converted into 600,000 of the Company’s common stock. As of June 30, 2026, 5,235,897 Series A Preferred Stock remain outstanding.

On May 7, 2026, the Company closed a public offering of 2,777,778 common shares and received approximately $8.9 million in net proceeds. On May 13, 2026, the Company sold an additional 132,249 shares of the Company’s common stock, resulting in approximately $0.4 million in net proceeds to the Company.

At-The-Market Program

During the three months ended June 30, 2026 and 2025, the Company received approximately $1.8 million and $2.6 million in proceeds, respectively, net of offering costs of $0.1 million and $0.1 million, respectively from the sale of 492,783 and 1,323,389 shares of its common stock, respectively, under its at-the-market program.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended June 30, 2026 and 2025, the Company received approximately $8.5 million and $8.2 million in proceeds, respectively, net of offering costs of $0.4 million and $0.3 million, respectively from the sale of 2,352,776 and 2,450,489 shares of its common stock, respectively, under its at-the-market program.

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

On June 20, 2025, the Company filed the Certificate of Designation to provide for the designation of 5,435,898 shares of Series A Preferred Stock. The key features of the Series A Preferred Stock are that (a) each share of Series A Preferred Stock is convertible into three shares of common stock; (b) it accrues quarterly cumulative dividends at 6% per annum payable in cash or common stock at the Company’s option; (c) it participates in declared and paid cash common stock dividends; and (d) it is non-voting except for certain protective covenants. The Series A Preferred Stock has a liquidation preference of $50,740,000 as of June 30, 2026, equal to the original purchase price, plus any accrued and unpaid dividends.

The Company incurred cash issuance costs of $634,250 in connection with the Purchase Agreement, which was charged against additional paid in capital during the three and six months ended June 30, 2025. In addition, the placement agent, as compensation for its services, received securities valued at $3.0 million, consisting of 307,692 shares of Series A Preferred Stock and five-year warrants to purchase 1,846,153 shares of common stock at an exercise price of $3.25 per share exercisable beginning on December 21, 2025.

The Company has determined that the Series A Preferred Stock, plus the investor and placement agent warrants, are qualified to be equity classified.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to common stock, stock options and restricted stock units (“RSUs”). For the three and six months ended June 30, 2026 and 2025, the Company recorded stock-based compensation expense allocated as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Research and development	$4,187	$157,291	$43,121	$221,968
Selling, general and administrative	1,628,162	5,516,363	3,393,714	5,731,314
	$1,632,349	$5,673,654	$3,436,835	$5,953,282

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

During the six months ended June 30, 2026, there were no new issuances, exercises or expirations of warrants. The following table presents information related to warrants as of June 30, 2026:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$3.2500	32,615,381	4.0	32,615,381
$4.0000	350,000	4.0	350,000
$5.2720	394,234	4.1	394,234
$8.6080	302,045	3.6	302,045
$197.5680	108,696	3.6	108,696
$217.9200	49,280	3.5	49,280
$380.8000	1,149	4.9	1,149
	33,820,785	4.0	33,820,785

Restricted Stock Units

A summary of the restricted stock units activity during the six months ended June 30, 2026 is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Price
RSUs non-vested January 1, 2026	1,545,000	$6.63
Granted	355,077	3.26
Vested	(252,684)	5.33
RSUs non-vested June 30, 2026	1,647,393	$6.18

Vested RSUs undelivered January 1, 2026	284,551	$5.49
Vested during the period	252,684	5.33
Delivered- net of shares withheld for taxes	(259,029)	5.46
Shares withheld to satisfy employee tax obligations	(104,655)	5.01
Vested RSUs undelivered June 30, 2026	173,551	$4.83

RSUs have been granted to directors, employees and contractors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”). Some RSUs are subject to delayed delivery of the shares underlying the vested RSUs until the termination of grantee service.

As of June 30, 2026, there was $6.4 million of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 1.8 years.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

On March 20, 2026, the Company’s Board of Directors, pursuant to Section 243 of the Delaware General Corporation Law, approved a resolution whereby shares of the Company’s common stock that are withheld in the future upon vesting of the RSUs or exercise of options to satisfy tax withholding obligations or the exercise price of options, as the case may be, will automatically be retired and such shares will (1) resume the status of authorized but unissued shares of common stock and (2) again become available for issuance pursuant to inducement grants or the 2018 Omnibus Plan, as the case may be. As a result of the retirement, the Company derecognized the treasury shares to additional paid in capital during the six months ended June 30, 2026.

There was no treasury stock activity in the three months ended June 30, 2026.

Note 12 - Segment Reporting

The Company had historically operated and managed its business through two operating and reportable segments: Ophthalmic Technology and Digital Assets. All operations of the Ophthalmic Technology segment were wound down as of May 31, 2026. The Company’s chief operating decision maker (the “CODM”) is the Company’s Chief Executive Officer. The CODM has regularly reviewed discrete financial information for each segment, including segment revenues, cost of revenues, significant segment expenses, and segment (income) loss, to make decisions about resources to be allocated to each segment and to assess each segment’s performance, as well as to make strategic operational decisions and manage the organization. The measure of segment profit or loss used by the CODM is segment (income) loss, as presented in the tables below. Selling, general and administrative expenses and other income (expense), net, were not allocated to the segments and are presented as reconciling items between total segment (income) loss and total net income (loss). The measure of segment assets used by the CODM was total assets, disaggregated by segment as presented in the tables below. The accounting policies of the segments are the same as those described in Note 3 – Summary of Significant Accounting Policies.

The prior Ophthalmic Technology reportable segment no longer meets the quantitative criteria to be presented as a reportable segment under ASC 280-10, and accordingly, its operating results through the period of its wind-down (completed by May 31, 2026) have been included in the Corporate/Other column for the 2026 periods. The 2025 periods were not required to be recast, and were therefore not recast, since the wind-down of the Ophthalmic Technology segment did not meet the criteria to be presented as a discontinued operation.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the activity of the Company’s segments for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,
	2026			2025
	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Assets	Other	Total	Technology	Assets	Other	Total

Revenue:
Revenue	$357,693	$—	$357,693	$—	$—	$—	$—
Gross Profit	357,693	—	357,693	—	—	—	—
Less:
Research and Development:
Salaries and benefits	—	44,120	44,120	424,032	—	—	424,032
Direct clinical and non-clinical expenses	—	6,707	6,707	16,263	—	—	16,263
Facilities expenses	—	1,256	1,256	62,432	—	—	62,432
Non-cash stock based compensation expenses	—	4,187	4,187	157,291	—	—	157,291
Other expenses (1)	—	2,221	2,221	14,560	—	—	14,560
Realized gain - digital assets and digital assets receivable	(17,859,505)	—	(17,859,505)	—	—	—	—
Unrealized gain - digital assets	(16,939,634)	—	(16,939,634)	—	—	—	—
Unrealized loss - digital intangible assets receivable	367,251	—	367,251	—	—	—	—
Impairment loss - digital intangible assets	768,857	—	768,857	—	—	—	—
Net gain on derivative instruments	(112,032)	—	(112,032)	—	—	—	—
Recovery of credit losses	(909,842)	—	(909,842)	—	—	—	—
Segment (income) loss	(35,042,598)	58,491	(34,984,107)	674,578	—	—	674,578
Reconciling Items
Selling, general and administrative expense (2)	—	3,918,592	3,918,592	—	—	7,678,704	7,678,704
Impairment of right-of-use assets	—	57,773	57,773	—	—	—	—
Other expense, net (3)	—	56,779	56,779	—	—	337,637	337,637
Net Income (Loss)	$35,042,598	$(4,091,635)	$30,950,963	$(674,578)	$—	$(8,016,341)	$(8,690,919)

	For the Six Months Ended June 30,
	2026			2025
	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Assets	Other	Total	Technology	Assets	Other	Total

Revenue:
Revenue	$601,964	$—	$601,964	$14,720	$—	$—	$14,720
Less:
Cost of revenue	—	—	—	(48)	—	—	(48)
Gross Profit	601,964	—	601,964	14,672	—	—	14,672
Less:
Research and Development:
Salaries and benefits	—	167,226	167,226	844,032	—	—	844,032
Direct clinical and non-clinical expenses	—	67,548	67,548	88,920	—	—	88,920
Facilities expenses	—	13,044	13,044	133,269	—	—	133,269
Non-cash stock based compensation expenses	—	43,121	43,121	221,968	—	—	221,968
Supplies and materials	—	—	—	25,130	—	—	25,130
Other expenses (1)	—	6,101	6,101	34,302	—	—	34,302
Depreciation expense	—	48,215	48,215	—	—	—	—
Realized gain - digital assets and digital assets receivable	(21,483,269)	—	(21,483,269)	—	—	—	—
Unrealized gain - digital assets	(27,913,613)	—	(27,913,613)	—	—	—	—
Impairment loss - digital intangible assets	2,000,525	—	2,000,525	—	—	—	—
Net gain on derivative instruments	(151,433)	—	(151,433)	—	—	—	—
Recovery of credit losses	(405,331)	—	(405,331)	—	—	—	—
Segment (income) loss	(48,555,085)	345,255	(48,209,830)	1,347,621	—	—	1,347,621
Reconciling Items
Selling, general and administrative expense (2)	—	8,412,196	8,412,196	—	—	10,051,026	10,051,026
Impairment of right-of-use assets	—	57,773	57,773	—	—	—	—
Other expense, net (3)	—	(51,652)	(51,652)	—	—	790,477	790,477
Net Income (Loss)	$48,555,085	$(8,763,572)	$39,791,513	$(1,332,949)	$—	$(10,841,503)	$(12,174,452)

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

(1)	Other research and development expenses include outsourced engineering and IT systems used for research and development.
(2)	Selling, general and administrative expenses primarily include professional fees, general and administrative compensation expenses, general strategic consulting, Nasdaq/SEC fees, insurance and facilities expenses.
(3)	Other (income) expense, net includes interest income, interest expense and gain on extinguishment of liabilities.

The following table summarizes the segment assets as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Assets	Other	Total	Technology	Assets	Other	Total
Segment Assets
Cash	$—	$9,637,216	$9,637,216	$—	$—	$6,310,878	$6,310,878
Digital assets	99,840,797	—	99,840,797	—	43,872,033	—	43,872,033
All other assets	—	3,660,905	3,660,905	132,652	—	1,448,693	1,581,345
Total Assets	$99,840,797	$13,298,121	$113,138,918	$132,652	$43,872,033	$7,759,571	$51,764,256

Note 13 - Subsequent Events

HYPE Digital Token Activity

Subsequent to June 30, 2026, the Company purchased approximately 7,500 HYPE digital tokens for a cost of approximately $0.5  million. The purchased HYPE has subsequently been used as collateral for OTC HYPE options and is held by an institutional derivative counterparty.

Subsequent to June 30, 2026, the Company entered into additional OTC HYPE options agreements with 250,000 kHYPE being held by institutional derivative counterparties as collateral.

Subsequent to June 30, 2026, the Company redeemed approximately 55,434 kHYPE for approximately 56,682 HYPE.

The fair value price of HYPE has declined from approximately $65.00 as of June 30, 2026 to $55.40 as of August 10, 2026, which corresponds to a fair value decline on our approximately 1.1 million tokens of HYPE digital assets held as of June 30, 2026 of approximately $10.9 million.

Hyperion Rysk Vault Activity

Subsequent to June 30, 2026, the Company delivered approximately $1.1 million USDC to the Hyperion Rysk Vault.

Series A Preferred Stock Dividend

On July 6, 2026, pursuant to Section 3.1 of the Company’s Certificate of Designation, the Company paid its quarterly dividend payable to holders of the Series A Preferred Stock in 235,618 shares of the Company’s common stock.

HAUS Agreement with Skew

On July 15, 2026, the Company entered into a HAUS Agreement with Skew Technologies, Inc. (“Skew”). The Company agreed to supply 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn a portion of the trading fees generated on these markets as income, plus 100% of staking rewards. The agreement has an initial term of 52 weeks and is automatically renewable for successive 26-week periods unless either party provides notice of termination within 60 days prior to the end of the initial term; in addition, the Company may terminate the agreement for any reason upon 90 days’ prior written notice.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

HAUS Agreement with Bursa

On August 10, 2026, the Company entered into a HAUS Agreement with Bursa Global, Inc. (“Bursa”). The Company agreed to supply 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn fees from Bursa plus 100% of staking rewards. The agreement has an initial term of 52 weeks and is automatically renewable for successive 26-week periods unless either party provides notice of termination within 60 days prior to the end of the initial term.

HyperLend Loan

On July 17, 2026, the Company entered into a lending arrangement pursuant to a Facility Schedule dated July 16, 2026 (“Facility”) to the Master Facility Agreement between HyperLend and the Company, dated June 6, 2026, whereby HyperLend facilitates loans through its platform, the Company acts as lender and a privately-held fund (the “Borrower”) is the borrower. The Facility provides for a principal amount of up to $1.0 million, denominated in USDC. The Facility has a term of one month and bears a fixed interest rate of 8.0% per annum payable to the Company. Accrued interest and principal is due at maturity, subject to earlier repayment provisions. The Borrower’s obligations are collateralized by digital assets consisting of natively staked HYPE tokens, which are subject to a security interest and related control rights in favor of HyperLend, acting for itself and for the benefit of the Company. The collateral arrangements are governed by the Facility and an Account Control Agreement among Anchorage Digital Bank N.A. (as the custodian), the Borrower (as pledgor) and HyperLend (as secured party for itself and for the benefit of the Company). The terms of the loan arrangement include customary margin maintenance, liquidation, and collateral monitoring provisions, including specified loan-to-value thresholds and liquidation triggers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of the results of operations and financial condition of Hyperion DeFi, Inc. (“Hyperion DeFi” the “Company,” “we,” “us” and “our”) as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q as well as our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include our estimates regarding expenses, future revenue, capital requirements and our need for additional financing and other financial items; any statements regarding the viability of, and risks associated with, our cryptocurrency treasury strategy; any statements of the plans, strategies and objectives of management for future operations; statements about our ability to retain key personnel and hire necessary employees and appropriately staff our operations; statements related to future capital expenditures; statements related to future economic conditions or performance; and other matters that do not relate strictly to historical facts or statements of assumptions underlying any of the foregoing. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the sections titled “Summary Risk Factors” and “Risk Factors” included in Item 1A of Part I of the 2025 Form 10-K, as filed with the SEC on March 30, 2026, and the risks discussed in this Quarterly Report on Form 10-Q as well as our other filings made with the Securities and Exchange Commission (the “SEC”). Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

The Company has also historically conducted research and development activities related to its proprietary Optejet User Filled Device, designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. Substantially all operations related to Optejet have been wound down as of June 30, 2026. In July 2026, the Company sold all its right, title, and interest to intellectual property associated with the Optejet and the Company’s pharmaceutical development program to Arctic Vision (Hong Kong) Limited in exchange for a $100,000 release of indebtedness. The Company does not anticipate any material proceeds or future economic benefit from the Optejet or the small number of associated ophthalmic technology assets held by the Company as of June 30, 2026.

HYPE Treasury

Hyperliquid is L1 blockchain engineered for transparent high-frequency finance. The blockchain hosts fully on-chain perpetual futures and spot order books, with every order, cancel, trade and liquidation occurring within 70 millisecond block times and offering up to 200,000 transactions per second, resulting in near-instant trade settlement. The Hyperliquid blockchain also hosts the HyperEVM, a general-purpose smart contract platform that, like Ethereum, supports permissionless decentralized financial applications such as perpetual futures trading platforms.

Hyperliquid supports non-custodial trading via its performant HyperCore order books, with perpetual futures trading for a range of both digital assets and tokenized real-world assets such as Bitcoin (BTC), Ether (ETH), equities, and commodities driving its utilization.Perpetual futures are a type of cryptocurrency derivative contract that allows traders to speculate on the price of an asset without owning the underlying asset itself. Unlike traditional futures contracts, perpetual futures have no expiration date, allowing traders to hold positions indefinitely, as long as they meet margin requirements.

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

HYPE serves multiple purposes: users can stake HYPE to earn staking rewards, use staked HYPE inventory to reduce their trading fees, use HYPE to conduct transactions on the HyperEVM, and use HYPE as collateral on various decentralized finance (“DeFi”) applications. Our HAUS agreement with Silhouette is one such example, in which staked HYPE tokens can enable additional on-chain utility.

HYPE is the native token of Hyperliquid. The initial total supply of HYPE was set at 1 billion, which has been subsequently reduced to approximately 954 million as of July 31, 2026, as further described below, with 31% of the initial total supply issued in November 2024, and 38.88% of the initial total supply reserved for future community emissions. Hyperliquid has a unique network mechanism that autonomously purchases and removes HYPE tokens from circulation and moves them into an assistance fund (the “Assistance Fund”). This is done by using the trading fees generated on the network’s order books to buy back available HYPE. Approximately 99% of daily fees are allocated to this mechanism, which creates consistent open market demand for the token. As of July 2026, approximately 46 million HYPE have been acquired by the Assistance Fund. In December 2025, the Hyperliquid Foundation initiated a network-wide validator governance vote to formally recognize all HYPE tokens held in the Assistance Fund system address as permanently burned. The validators approved (via a majority vote) that the tokens were mathematically irretrievable and must be treated as removed from both the circulating and total supply of HYPE.

The Hyperliquid L1 is a proof-of-stake blockchain, in which validators that have staked the threshold number of HYPE tokens are selected to produce blocks, and will receive rewards when they successfully validate blocks. Holders of HYPE can delegate to validators who then are able to vote on certain decisions regarding the platform, such as the listing and de-listing of new markets. Any holder of HYPE can delegate HYPE to a validator to earn staking rewards, should the validator successfully participate in network consensus. Staked HYPE is locked until un-staked, and subject to a seven-day un-staking queue before HYPE is released back to the user. Staking also provides revenues to the Company in the form of staking yields; however, the required seven-day unlocking period may limit the Company’s liquidity while its HYPE remains staked. In addition, all HiHYPE, kHYPE, and kmHYPE owned by the Company, and other future liquid staked HYPE that may be potentially owned by the Company, will be subject to the same seven-day unlocking period. The Company anticipates that it will have sufficient cash and cash equivalents to cover its operating expenses and any debt obligations during these periods. The Company initialized the staking process on July 1, 2025, and as of June 30, 2026, it had approximately 634,379 HYPE native staked directly to the Kinetiq x Hyperion validator, described further below. Staking was the primary revenue generation strategy for the Company in the three and six months ended June 30, 2026.

Key Metrics of Hyperliquid and HYPE as of July 31, 2026

●	Ranked #7 market cap among circulated cryptocurrencies (excluding stablecoins)
●	Hyperliquid generates annual fees of approximately $650 million, based on an observed 30-day run-rate of $53 million
●	Approximately 99% of Hyperliquid revenues are used by the Assistance Fund, which has cumulatively purchased and owns approximately 46 million HYPE tokens with a market value of $2.5 billion
●	There have been approximately 1.6 million cumulative Hyperliquid marketplace users since inception
●	The Hyperliquid token’s maximum supply is 954 million, of which the circulating supply is 253 million, corresponding to a market capitalization outstanding of approximately $14 billion
●	Trading volume on Hyperliquid exceeded $195 billion in the thirty days ended July 31, 2026
●	Cumulative Hyperliquid fees have exceeded $1.4 billion since inception
●	Cumulative cryptocurrency perpetuals trading volume on Hyperliquid has exceeded $4.9 trillion since inception

Digital Assets Business Activities

Since the Company first pivoted to its Hyperliquid DeFi strategy in June 2025, we have continued to emphasize that our business is “more than just HYPE”. The accumulation of HYPE is the first step in a broader DeFi monetization roadmap that continues to accelerate.

As part of its broader on-chain engagement strategy, on October 27, 2025 the Company entered into a Joint Validator Operator’s Agreement with Kinetiq and MAVAN, that established a co-branded Hyperliquid validator, referred to as “Kinetiq x Hyperion”. Validator operations are further supported by infrastructure provided by MAVAN, an institutional staking services provider. Under this agreement, staking commissions and other validator-level rewards are allocated among Hyperion (50%), Kinetiq (25%) and MAVAN (25%), subject to overrides including referred delegations. On April 6, 2026, the Company, Kinetiq, and MAVAN agreed to amend the revenue-sharing allocation solely for validator commissions earned on tokens delegated through Kinetiq’s front-end portal to the following allocation: Hyperion (25%), Kinetiq (50%), and MAVAN (25%).

By running the joint validator, the Company can directly access HYPE staking yield in addition to supporting Hyperliquid’s network stability and security. Our Kinetiq x Hyperion validator has experienced rapid growth and has over approximately 7 million in delegated HYPE as of July 31, 2026, (including HYPE tokens owned by the Company), HYPE holdings are required to participate in ecosystem governance, and we aim to support the growth of the Hyperliquid ecosystem.

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

In October 2025, the Hyperliquid network implemented the Hyperliquid Improvement Proposal 3 (“HIP-3”) upgrade, which enables any user with 500,000 HYPE staked at a deployer address to launch a custom on-chain perpetual futures market for non-crypto assets such as equities, commodities and indices. In July 2026, Hyperliquid Labs announced the Hyperliquid Improvement Proposal 4 (“HIP-4”) upgrade, which is expected to enable any user with 500,000 HYPE staked at a deployer address to launch custom on-chain outcome markets such as prediction markets, options, and other binary-resolution financial instruments. As of August 10, 2026, HIP-4 remains in a testing phase and is not yet launched to end-users. These network upgrades expand both Hyperliquid’s product suite and its potential user base, further establishing it as a premier on-chain destination for financial activity.

To support HIP - 3, the Company provided Felix Foundation (“Felix”) with the HYPE required to launch a perpetual futures market and received a share of the fees earned from trading activity through its HAUS agreement; in June 2026, the HAUS agreement was terminated and this perpetuals exchange was wound down. This perpetual futures market was operated and maintained by Felix outside the United States, and was not made available or marketed to U.S. persons.

On July 15, 2026, Hyperion DeFi entered into a HAUS agreement with Skew, pursuant to which we supplied 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn a portion of the trading fees generated on these markets as income, plus 100% of staking rewards.

On August 10, 2026, the Company entered into a HAUS Agreement with Bursa. The Company agreed to supply 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn fees from Bursa plus 100% of staking rewards.

Beyond engaging with Hyperliquid’s flagship exchange product, users can also deploy HYPE into the HyperEVM for various strategies such as lending and liquidity provisioning. The Company is the first public company on HyperEVM, staking a significant portion of its native HYPE into Kinetiq’s uniquely designed institutional HYPE (“iHYPE”) product. This enabled the Company to earn staking yield on its HYPE while also gaining access to a unique liquid receipt token, HiHYPE, which is used for various on-chain and off-chain strategies. The Company has also earned kPoints, a participation-based incentive that qualified the Company to receive a portion of the airdrop of Kinetiq’s KNTQ token (the governance token of the Kinetiq liquid staking protocol). This reflects yet another DeFi strategy that translates into additional yield from and ownership of key products built on Hyperliquid.

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

Overview of the HYPE Token Lifecycle

HYPE Creation

The circulating supply of HYPE is approximately 253 million tokens as of July 31, 2026. The first token generation event occurred on November 29, 2024, with approximately 310 million tokens created and circulated. Approximately 389 million HYPE tokens were initially reserved for future community rewards and emissions. Approximately 238 million HYPE tokens are reported to be vesting to core contributors of the Hyperliquid blockchain beginning November 29, 2025 and continuing over a multi-year vesting schedule. The amounts reported to have been vested include approximately 1.75 million HYPE in November 2025, 1.2 million HYPE in December 2025, 140,000 HYPE in January 2026, 173,000 HYPE in February 2026, 333,000 HYPE in March 2026, 422,000 HYPE in April 2026, 534,000 HYPE in May 2026, 452,000 HYPE in June 2026, and 433,000 HYPE in July 2026. The initial total supply of HYPE was set at 1 billion, which has been subsequently reduced to approximately 954 million as of July 31, 2026 due to purchases by the Assistance Fund, which are deemed permanently burned.

HYPE Acquisition and Sale Process

Our management team continually reviews the Company’s short-term obligations and the excess cash available for dedication to our HYPE treasury strategy. When we determine that the Company has excess capital available to deploy, we work with institutional digital asset trading venues and counterparties to acquire HYPE from institutional sellers. Our HYPE acquisition process is designed to maximize the quantity of HYPE that we acquire with the capital that we have, while minimizing market impact and execution risks. While the Company plans to hold its digital assets (including its HYPE tokens) as part of a long-term treasury strategy, and deploy its assets for productive purposes, the Company’s management has the discretion and ability to sell its digital assets. From time to time the Company has sold, and may continue to sell, its digital assets based upon the Company’s liquidity needs, market conditions, and other factors. The Company only sells its digital assets to institutional counterparties and trading venues.

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

HyperEVM and Protocol Partnerships

HyperEVM is a general-purpose Ethereum Virtual Machine (EVM) execution layer natively integrated into the Hyperliquid L1 blockchain. It provides a high-performance, Ethereum-compatible smart contract environment that operates directly alongside Hyperliquid’s on-chain trading engine, HyperCore, while sharing the same consensus and validator set. A defining feature of HyperEVM is its deep integration with HyperCore’s on-chain spot and perpetual order books, allowing dedicated smart contracts to access real-time exchange data and trading functionality natively. This architecture enables composable designs such as vaults, automated trading strategies, structured products, and other advanced DeFi systems that interact directly with live on-chain market primitives within a single unified blockchain.

In February 2026, the Company launched in partnership with the Rysk protocol an Institutional Volatility Income Vault (“IVIV”). Rysk is an on-chain volatility income protocol that enables established options strategies such as covered calls and cash-secured puts to be executed fully on-chain, making volatility income more accessible and composable while potentially reducing counterparty risk versus OTC option execution. During the three and six months ended June 30, 2026, the Company executed options on the price of HYPE within the IVIV, and anticipates future third-party monetization opportunities from the partnership.

In March 2026, the Company launched a partnership with HyperLend, including a Private Pool Participation Agreement and a Revenue-Sharing Agreement. HyperLend is a privately held fintech company that develops a decentralized, blockchain-based money-market platform designed to facilitate the lending and borrowing of digital assets. Operating on an EVM blockchain, the company’s platform enables users to deposit crypto assets, earn interest, and obtain collateralized loans through smart contracts that emphasize real-time execution and on-chain transparency. HyperLend is venture-capital backed and positions itself as infrastructure for both retail and institutional participants seeking efficient, on-chain credit and liquidity solutions within the broader DeFi ecosystem. The Company believes HyperLend is a premier protocol for borrowing and lending digital assets on the HyperEVM.

HYPE Native Staking & Validating

On the Hyperliquid Network, staking rewards are determined by the protocol and are distributed to validators and their associated stakers based on the proportion of their stake relative to the total active HYPE staked in the network. The rewards come from Hyperliquid’s future emissions reserve. The staking reward rate formula is inspired by Ethereum’s model, where the reward rate is inversely proportional to the square root of total HYPE staked. As of July 31, 2026, the annual reward rate is approximately 2.1% per year (net rate after validator commission, which varies among individual validators). Rewards are accrued continuously (every minute) and are automatically distributed and compounded daily with automatic redelegation to the staked validator. This means that Hyperion DeFi’s staking balance grows automatically, without requiring manual intervention or claiming transactions.

Hyperion DeFi operates a dedicated validator node on Hyperliquid in partnership with Kinetiq and MAVAN, under its Kinetiq x Hyperion Joint Validator Operator’s Agreement. Through the Kinetiq x Hyperion validator, Hyperion DeFi participates directly in Hyperliquid’s consensus and block production. The validator receives validator rewards proportional to its total delegated stake, generates validator commission income from HYPE stakers who delegate to it, and contributes to Hyperliquid Network decentralization by operating a professional validator node.

As noted above, the Company currently stakes substantially all of its HYPE tokens. Staking provides revenues to the Company in the form of staking yields, but can create liquidity challenges given that staked tokens are not sellable until a seven-day un-staking queue is completed. The Company anticipates having sufficient cash and cash equivalents to cover its operating expenses and any debt payments.

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

When Hyperion DeFi deposits HYPE to Kinetiq for staking, we receive liquid staking tokens such as HiHYPE, kHYPE or kmHYPE, which represent a proportional claim on the underlying staked HYPE and accrued staking rewards, remains liquid and tradeable on HyperEVM’s decentralized exchanges, automatically accrues staking rewards with the token balance increasing daily, can be redeemed for HYPE at any time (subject to liquidity and redemption queue conditions), and can be held, traded, or deployed in DeFi strategies without unstaking the underlying HYPE. The Kinetiq protocol operates non-custodially, meaning Kinetiq does not take possession or control of user HYPE; instead, users retain cryptographic control and can verify that their HYPE is staked to designated validators on HyperCore at all times.

The Company has received and may continue to receive additional digital assets from issuers and participants active in the Hyperliquid ecosystem.

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

On October 28, 2025, Hyperion DeFi entered into a HAUS agreement with Felix, pursuant to which we supplied 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company was entitled to earn a portion of the trading fees generated on these markets as income. The agreement was terminated in June 2026.

On November 19, 2025, the Company entered into a Temporary Use Agreement with Native Markets. Under this agreement, 300,000 of the Company’s HYPE tokens were staked at a deployer address to meet certain requirements of the Hyperliquid blockchain which unlocked more favorable economics for the USDH stablecoin. In return, the Company received fees for the use of its tokens by Native Markets, Inc., and the Company was entitled to receive all staking rewards on the tokens. The agreement was terminated in June 2026.

On March 18, 2026, Hyperion DeFi entered into a HAUS agreement with Silhouette. The Company linked 100,000 of its owned and staked HYPE tokens to the trading wallet of Silhouette, allowing Silhouette to receive reduced trading fees on the Hyperliquid decentralized exchange, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards.

On July 15, 2026, Hyperion DeFi entered into a HAUS agreement with Skew, pursuant to which we supplied 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn a portion of the trading fees generated on these markets as income, plus 100% of staking rewards.

On August 10, 2026, the Company entered into a HAUS Agreement with Bursa. The Company agreed to supply 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn fees from Bursa plus 100% of staking rewards.

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

Substantially all of the Company’s operations related to the Optejet have been wound down as of June 30, 2026. The company executed a non-binding letter of intent to monetize the Optejet UFD in the first quarter of 2026, which was subsequently terminated in April 2026. In July 2026, the Company sold all its right, title, and interest to intellectual property associated with the Optejet and the Company’s pharmaceutical development program to Arctic Vision (Hong Kong) Limited in exchange for a $100,000 release of indebtedness. The Company does not anticipate any material proceeds or future economic benefit from the Optejet or the small number of associated ophthalmic technology assets held by the Company as of June 30, 2026.

The Private Placement

On June 20, 2025, we raised approximately $50 million in gross proceeds in connection with the closing of a private placement (the “Private Placement”). Pursuant to the Securities Purchase Agreement, dated as of June 17, 2025, in the Private Placement, the purchasers purchased an aggregate of 5,128,205 shares of the Series A Non-Voting Convertible Preferred Stock (the “Series A Preferred Stock”) and warrants to purchase up to 30,769,230 shares of common stock at an exercise price of $3.25 per share. We used the net proceeds from the Private Placement to build a reserve of HYPE.

In connection with the Private Placement, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers, which provided that the Company would register the resale of the shares of common stock issuable upon conversion of the Series A Preferred Stock and exercise of the warrants. The Company filed a registration statement with the SEC pursuant to the Registration Rights Agreement on July 18, 2025, which was declared effective by the SEC on January 9, 2026.

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

At-The-Market Program

On November 14, 2025, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. and Chardan with respect to the Company’s at-the-market offering program. The new agreement, among other things, increases the aggregate offering amount from $100 million to $500 million and increased the total fees payable to the two sales agents from 3.0% to 4.0%.

During the three months ended June 30, 2026 and 2025, the Company received approximately $1.8 million and $2.6 million in proceeds, respectively, net of offering costs of $0.1 million and $0.1 million, respectively, from the sale of 492,783 and 1,323,389 shares of its common stock, respectively, under its at-the-market program.

During the six months ended June 30, 2026 and 2025, the Company received approximately $8.5 million and $8.2 million in proceeds, respectively, net of offering costs of $0.4 million and $0.3 million, respectively, from the sale of 2,352,776 and 2,450,489 shares of its common stock, respectively, under its at-the-market program.

May 2026 Public Equity Issuance

On May 7, 2026, the Company closed a public offering of 2,777,778 common shares and received approximately $8.9 million in net proceeds. On May 13, 2026, the Company sold an additional 132,249 shares of the Company’s common stock, resulting in approximately $0.4 million in net proceeds to the Company.

Fourth Amendment of the Avenue Loan

On June 17, 2025, the Company and the Lenders (as defined below) entered into the Fourth Amendment (the “Fourth Amendment”) to the Avenue Loan with Avenue Venture Opportunities Fund, L.P., (“Avenue 1”) and Avenue Venture Opportunities Fund, L.P. II, (“Avenue 2”), (together “Avenue” or the “Lenders”). The Fourth Amendment, among other things, extended the maturity date of the Avenue Loan to July 1, 2028; provided for an interest-only period from July 1, 2025 until January 31, 2027; reduced the interest rate on the loans from 12.0% to 8.0%, payable half in cash and half in kind; eliminated the option of the Lenders to convert an aggregate amount of up to $10.0 million of the loans outstanding into shares of common stock; and provided us with the option to prepay debt owed under the Loan and Security Agreement in part. In connection with the Fourth Amendment, we issued to the Lenders warrants to purchase an aggregate of 350,000 shares of common stock at an exercise price of $4.00 per share.

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

We recognize revenue by applying the guidance in ASC 606. HYPE earned from validator operations, in the form of staking rewards and commission income, are recognized as revenue when we satisfy our performance obligations (i.e., successfully validate blocks or transactions as determined by the protocol). The HYPE earned are non-cash consideration and therefore measured at fair value at the inception of each contract.

The Company participates in Hyperliquid blockchain validation activities through its arrangements with third-party validator operators, Kinetiq and MAVAN. While we obtained unilateral control over the private keys beginning on December 15, 2025, the ongoing operation, maintenance, and performance of validator infrastructure, and the process of validation are conducted by our third-party validator operators. Given the Company does not perform the primary validating activities, the Company’s performance obligation is limited to delegating and arranging for validation services. Therefore, during the six months ended June 30, 2026, the Company has determined it acts as an agent under ASC 606. Revenue is recognized on a net basis, representing the portion of blockchain rewards retained by the Company after amounts owed to third-party validator operators and third-party token delegators.

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

Ophthalmic Technology

Revenue was previously earned from the sale of our ophthalmological products. However, we have ceased our sales efforts with respect to our ophthalmological products and had no revenue from sales of such products during the six months ended June 30, 2026. Cost of sales consisted of the cost of the production of the ophthalmological products that were sold.

Research and Development Expenses

Ophthalmic Technology

Research and development expenses consist primarily of internal salaries, benefits and non-cash stock-based compensation expenses incurred in connection with the research and development of our Optejet UFD device. Substantially all of the Company’s assets related to Optejet have been written off and operations related to the Optejet have been wound down as of June 30, 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and non-cash stock-based compensation expense. Our selling, general and administrative expenses have decreased in the short term as requirements to support our research and development and commercial activities declined and in light of our decision to wind down our operations related to the Optejet, as well as a decline in our near term funding requirements following the closing of the Private Placement in June 2025 and subsequent establishment of our treasury strategy.

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

Results of Operations

For the Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025

Revenue and Cost of Revenue

Revenue for the three months ended June 30, 2026 totaled approximately $0.4 million, entirely from digital assets, driven mostly by the Company’s staking and validating activities. The Company earned no revenue in the three months ended June 30, 2025.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2026 totaled approximately $0.1 million, a decrease of approximately $0.6 million, or 91%, as compared to approximately $0.7 million recorded for the three months ended June 30, 2025.

The decrease primarily resulted from decreases in salaries and benefits and non-cash stock-based compensation that was due to the layoffs that occurred after the termination of our CHAPERONE study and slowdown of our commercial operations relating to our ophthalmology product development. Substantially all of the Company’s operations related to Optejet have been wound down as of June 30, 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended June 30, 2026 totaled approximately $3.9 million, a decrease of approximately $3.8 million, or 49%, as compared to $7.7 million recorded for the three months ended June 30, 2025.

The decrease primarily resulted from professional fees and general and administrative compensation expenses incurred in the three months ended June 30, 2025 as new executives were hired and professional expenses were incurred in connection with the execution of our digital assets strategy.

Impairment of Right of Use Assets

In the three months ended June 30, 2026, the Company recognized a $57,773 impairment to its right of use assets in connection with its office located in Laguna Hills, California. The location was the primary nexus of operations related to the Optejet, and the impairment was in connection with the wind down of all Optejet-related activity in the three months ended June 30, 2026. The Company’s lease of the Laguna Hills, California office space is through July, 2027.

There was no impairment to right of use assets in the three months ended June 30, 2025.

Gains and Losses in Connection with Digital Assets

In the three months ended June 30, 2026, unrealized gains on digital assets totaled approximately $16.9 million, primarily due to an increase in the price of HYPE.

In the three months ended June 30, 2026, realized gains on digital assets and digital assets receivable totaled approximately $17.9 million, primarily due to to derecognitions of HYPE digital assets and digital assets receivable above the Company’s basis.

In the three months ended June 30, 2026, unrealized losses on digital intangible assets receivable totaled approximately $0.4 million, primarily due to a decrease in the price of HYPE following when the assets were recognized as receivables.

In the three months ended June 30, 2026, impairment loss on digital intangible assets totaled approximately $0.8 million.

There were no gains or losses in connection with digital assets for the three months ended June 30, 2025.

Provision for Credit Losses and Allowance for Credit Loss

On June 3, 2026, all outstanding digital assets receivable were returned to the Company, and the Company does not have any allowance for credit losses for digital assets receivable as of June 30, 2026. In the three months ended June 30, 2026, the Company recorded a full recovery of previous credit loss provisions of $586,774 related to its digital assets receivable held as of March 31, 2026.

As of June 30, 2026, the Company does not have any OTC HYPE options or digital intangible assets receivable outstanding. In the three months ended June 30, 2026, the Company recorded a full recovery of previous credit loss provisions of $323,068 related to its digital intangible assets receivable held as of March 31, 2026.

There were no credit losses recognized in the three months ended June 30, 2026.

There was no provision for credit losses in the three months ended June 30, 2025 or allowance for credit loss as of June 30, 2025.

Gains and Losses in Connection with OTC HYPE Options

The Company operates an OTC options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In the three months ended June 30, 2026, the Company executed out-of-the-money covered call option agreements that are sold against and collateralized by HYPE owned by the Company (including liquid staking tokens such as HiHYPE and kHYPE), as well as cash secured put agreements on the price of HYPE sold and secured by the Company’s cash, USDC, and, through May 2026, USDH. In the three months ended June 30, 2026, the Company’s Net gains on derivative instruments totaled approximately $0.1 million. As of June 30, 2026, there are no outstanding OTC HYPE options.

There were no gains or losses in connection with OTC HYPE options for the three months ended June 30, 2025.

Other Income (Expense)

Total other expense for the three months ended June 30, 2026 was approximately $0.1 million, compared to total other expense of approximately $0.3 million for the three months ended June 30, 2025. Total other income for the three months ended June 30, 2026 primarily consisted of $0.2 million interest income (including approximately $0.1 million amortization of a nonrefundable upfront fee received in November 2025 in connection with the Company’s digital assets receivable), partially offset by $0.2 million interest expense primarily related to the Avenue Loan. Net other expense for the three months ended June 30, 2025 primarily consisted of approximately $0.5 million of interest expense, partially offset by $0.2 million of net other income.

For the Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025

Revenue and Cost of Revenue

Revenue for the six months ended June 30, 2026 totaled approximately $0.6 million, entirely from digital assets, driven mostly by the Company’s staking and validating activities. Revenue for the six months ended June 30, 2025 totaled $14,720, partially offset by cost of revenues of $48, all from the sales of our ophthalmological products.

Research and Development Expenses

Research and development expenses for the six months ended June 30, 2026 totaled approximately $0.3 million, a decrease of approximately $1.0 million, or 74%, as compared to approximately $1.3 million recorded for the six months ended June 30, 2025.

The decrease primarily resulted from decreases in salaries and benefits and non-cash stock-based compensation that was due to the layoffs that occurred after the termination of our CHAPERONE study and winding down of our commercial operations relating to our ophthalmology product development. Substantially all of the Company’s assets and operations related to the Optejet have been wound down as of June 30, 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the six months ended June 30, 2026 totaled approximately $8.4 million, a decrease of approximately $1.6 million, or 16%, as compared to $10.1 million recorded for the six months ended June 30, 2025.

The decrease primarily resulted from professional fees and general and administrative compensation expenses incurred in the six months ended June 30, 2025, as new executives were hired and professional expenses were incurred in connection with the execution of our digital assets strategy.

Impairment of Right of Use Assets

In the six months ended June 30, 2026, the Company recognized a $57,773 impairment to its right of use assets in connection with its office located in Laguna Hills, California. The location was the primary nexus of operations related to the Optejet, and the impairment was in connection with the wind down of all Optejet-related activity in the six months ended June 30, 2026. The Company’s lease of the Laguna Hills, California office space is through July, 2027.

There was no impairment to right of use assets in the six months ended June 30, 2025.

Gains and Losses in Connection with Digital Assets

In the six months ended June 30, 2026, unrealized gains on digital assets totaled approximately $27.9 million, primarily due to an increase in the price of HYPE.

In the six months ended June 30, 2026, realized gains on digital assets and digital assets receivable totaled approximately $21.5 million, primarily due to derecognitions of HYPE digital assets and digital assets receivable above the Company’s basis.

In the six months ended June 30, 2026, impairment loss on digital intangible assets totaled approximately $2.0 million.

There were no gains or losses in connection with digital assets for the six months ended June 30, 2025.

Provision for Credit Losses and Allowance for Credit Loss

On June 3, 2026, all outstanding digital assets receivable were returned to the Company, and the Company does not have any allowance for credit losses for digital assets receivable as of June 30, 2026. In the six months ended June 30, 2026, the Company recorded a full recovery of previous credit loss provisions of $405,331 related to its digital assets receivable held as of December 31, 2025.

There were no realized credit losses in the six months ended June 30, 2026. There was no provision for credit losses in the six months ended June 30, 2025 or allowance for credit loss as of June 30, 2025.

Gains and Losses in Connection with OTC HYPE Options

The Company operates an OTC options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In the six months ended June 30, 2026, the Company executed out-of-the-money covered call option agreements that are sold against and collateralized by HYPE owned by the Company (including liquid staking tokens such as HiHYPE and kHYPE), as well as cash secured put agreements on the price of HYPE sold and secured by the Company’s cash, USDC, and, through May 2026, USDH. In the six months ended June 30, 2026, the Company’s net gains on derivative instruments totaled approximately $0.2 million.

There were no gains or losses in connection with OTC HYPE Options for the six months ended June 30, 2025.

Other Income (Expense)

Total other income for the six months ended June 30, 2026 was approximately $0.1 million, compared to total other expense of approximately $0.8 million for the six months ended June 30, 2025. Total other income for the six months ended June 30, 2026 primarily consisted of $0.5 million interest income (including approximately $0.3 million amortization of a nonrefundable upfront fee received in November 2025 in connection with the Company’s digital assets receivable), partially offset by $0.5 million interest expense primarily related to the Avenue Loan and $0.1 million other income. Net other expense for the six months ended June 30, 2025 primarily consisted of approximately $1.1 million of interest expense, partially offset by $0.2 million of other income and a $0.1 million gain on debt extinguishment.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	June 30,	December 31,
	2026	2025
Cash and Cash Equivalents	$9,637,216	$6,310,878

Working Capital	$7,400,075	$4,544,796

Notes Payable (Gross)	$8,870,986	$8,339,386

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds received in equity and debt financings. As of June 30, 2026, our accumulated deficit since inception was approximately $200.8 million. As of June 30, 2026, we had a cash and cash equivalents balance of approximately $9.6 million, working capital surplus of approximately $7.4 million and stockholders’ equity of approximately $102.0 million. As of June 30, 2026 and December 31, 2025, we had approximately $8.9 million and approximately $8.3 million, respectively, of principal payable on debt outstanding.

During the six months ended June 30, 2026 and 2025, our sources and uses of cash were as follows:

Net cash used in operating activities for the six months ended June 30, 2026 was approximately $7.1 million, which includes net income of $39.8 million, decreased by the $48.9 million net non-cash impact of digital asset and derivative instruments and $2.1 million of net cash used by changes in the levels of operating assets and liabilities, partially offset by $4.1 million of other non-cash expenses. Net cash used in operating activities for the six months ended June 30, 2025 was approximately $7.9 million, which includes cash used to fund a net loss of $12.2 million, reduced by $6.8 million of net non-cash expenses, plus $2.5 million of net cash used by changes in the levels of operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2026 was approximately $7.0 million, which was related to $8.9 million in purchases of digital assets, $2.4 million in sales of digital assets, $2.5 million in purchases of USDC, and $2.0 million proceeds from sales of USDC. Net cash used in investing activities for the six months ended June 30, 2025 was approximately $45.5 million, which was primarily related to the purchase of HYPE digital tokens.

Net cash provided by financing activities for the six months ended June 30, 2026 totaled approximately $17.4 million, of which $9.3 million was attributable to the May 2026 public equity issuance (net of $1.1 million issuance costs) and $8.5 million was attributable to net proceeds from the sale of common stock in our “at-the-market” program (net of $0.4 million issuance costs), partially offset by $0.2 million repayment of notes payable and $0.2 million in payments to taxing authorities in connection with shares directly withheld from employees. Net cash provided by financing activities for the six months ended June 30, 2025 totaled approximately $58.8 million, which was primarily attributable to $49.4 million of net proceeds from the sale of Series A Preferred Stock and warrants in the Private Placement (net of $0.6 million issuance costs), $8.2 million of net proceeds from the sale of common stock in our “at-the-market”

offering (net of $0.3 million issuance costs) and $3.0 million of net proceeds from the exercise of stock warrants partially offset by $1.5 million from the repayment of notes payable.

We believe that our existing cash and cash equivalents as of June 30, 2026 will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. Substantially all of our treasury assets are concentrated in HYPE tokens and HYPE LSTs. HYPE tokens have experienced significant price volatility, and our financial results and carrying value of our digital assets will fluctuate materially based on HYPE token price movements. We depend on the continued success and adoption of the Hyperliquid protocol for the value of our treasury holdings.

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

USDH

USDH was Hyperliquid’s native stablecoin which powered gas-free payments and enabled noncustodial financial primitives. As part of its regular operations, the Company previously adopted USDH as a method of settling certain digital assets transactions as purchasing HYPE digital assets or receiving fees for its temporary HAUS agreements. USDH was accounted for as a financial instrument that could be redeemed one USDH for one U.S. dollar on demand from the issuer. The Company previously held $81,422 USDH on its balance sheet within prepaid expenses and other current assets as of December 31, 2025.

On May 14, 2026, Native Markets announced plans to cease supporting the USDH stablecoin and encouraged all holders to convert into USDC stablecoin or cash. Native Markets has granted Coinbase, Inc. (“Coinbase”) the rights to USDH’s brand assets, and Coinbase announced its plan to become the official deployer of USDC as an aligned quote asset on Hyperliquid. In the three months ended June 30, 2026, the Company converted all its USDH into USDC stablecoin or cash, modified underlying USDH-referenced activity supported by the Company’s Hyperion Rysk Vault Shares to no longer have dependencies upon USDH, terminated its HAUS agreements with Felix and Native Markets (both of which were related to USDH activity), and no longer anticipates borrowing USDH pursuant to its a Private Pool Participation Agreement with HyperLend. The Company does not hold any USDH as of June 30, 2026, nor does it have any underlying USDH exposure in its digital asset activity.

USDC

USD Coin (“USDC”) is a U.S. dollar–denominated payment stablecoin issued by Circle Internet Group, Inc., which the Company uses to settle certain digital asset transactions, including purchases of HYPE, contracts under its OTC options strategy, and fees received under its temporary HAUS agreements. USDC is accounted for as a financial instrument that can be redeemed one USDC for one U.S. dollar on demand from the issuer and is not within the scope of ASC 350-60. The Company presents USDC within “Prepaid expenses and other current assets”. The Company held USDC of $2,121,483 as of June 30, 2026 and $132,589 as of December 31, 2025, none of which was pledged, locked or deployed.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $2.3 million to settle our June 30, 2026 accounts payable, and accrued expenses a; (b) $0.4 million relating to our non-cancelable operating lease commitments; and (c) $2.8 million in note payments.

After the next twelve months we have commitments to pay (a) $0.1 million relating to our non-cancelable operating lease commitments and (b) $6.0 million relating to our notes payable.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of June 30, 2026.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have identified material weaknesses in the past and have taken steps to remediate those material weaknesses, including the following steps taken during the six months ended June 30, 2026:

●	As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, we identified a material weakness in our internal control over financial reporting because the controls associated with digital asset pricing, specifically relating to validation of digital asset pricing and principal market determination provided by third party service providers, were not adequately designed or operating effectively.

To remediate this material weakness, management redesigned the controls relating to validation of digital asset pricing and principal market determination provided by third party service providers. The control now includes additional Company validation and testing of digital asset pricing and principal market determination, including implementation of an internal process to test, and independently verify, the digital asset pricing data received from the third party source.

Management has evaluated the design, implementation and operating effectiveness of these enhanced controls and has concluded that the material weakness described above has been remediated and the associated controls are operating effectively as of June 30, 2026. This remediation represents a material change to our internal control over financial reporting during the quarter ended June 30, 2026.

We believe that the condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (as described above), there has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The HyperLend protocol is a liquidity, borrowing, and lending platform built on the Hyperliquid L1 blockchain. In March 2026, the Company received 10,000,000 of HyperLend’s governance tokens called “HPL”. HPL gives holders voting rights to participate in HyperLend protocol decision-making, and may qualify holders for benefits and discounts when using the protocol. The maximum total supply of HPL is 1 billion, of which it is reported that 25.0% was distributed to participants through HyperLend’s token genesis event in January 2026, 30.1% was reserved for ecosystem growth and incentives, 22.5% has been allocated to core contributors (with a multi-year unlock schedule), strategic investors will receive 17.4% (through a multi-year unlock schedule), and 5% has been dedicated to liquidity provision. HPL has limited trading history, with a limited number of trading venues providing liquidity as of June 30, 2026. There can be no assurance that the Company will be able to monetize these tokens for any material economic value.

The Company’s liquid staking activities, including its holdings of HiHYPE, kHYPE, kmHYPE, sKNTQ, and sHPL (each a digital intangible asset), expose the Company to additional risks and earnings volatility.

HiHYPE, kHYPE and kmHYPE are HYPE LSTs; sKNTQ is a KNTQ LST; and sHPL is a HPL LST. As of June 30, 2026, all HYPE LSTs owned by the Company are designed by Kinetiq, the Company’s KNTQ LSTs are designed by Kinetiq, and the Company’s HPL LSTs are designed by HyperLend. The Company’s LSTs enable the Company to access HyperEVM DeFi. Each of the Company’s LSTs evidences ownership of the Company’s deposited HYPE, KNTQ, or HPL (the underlying digital asset of such LST), and may accrue staking rewards denominated in the underlying digital asset. Liquid staking allows the Company to earn native staking rewards while maintaining access to liquidity on its digital assets that can be used for additional strategies on- and off-chain.

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

On March 3, 2026, the Company launched in partnership with the Rysk protocol an IVIV, to execute HYPE options (puts and calls) via smart-contracts on-chain. The Company began executing on-chain put sales on the price of HYPE in the three months ended March 31, 2026, pursuant to which the Company executed on-chain options in the price of HYPE during the six months ended June 30, 2026. In order to collateralize these HYPE options, the Company first creates a standalone collateralization liquidity pool of the Company’s assets. Until May 2026, the Company’s liquidity pool was denominated in USDH; following Native Markets’ announcement on May 14, 2026 that it would cease supporting the USDH stablecoin, beginning in June 2026, the Company’s liquidity pool is denominated in USDC. When the Company’s USDC is deposited into the IVIV, it receives in exchange Hyperion Rysk Vault Shares, which evidence ownership of the Company’s deposited USDC plus any income from the IVIV on-chain HYPE options execution in a matter akin to liquid staking tokens. The Company relinquishes control over its underlying USDC when deposited into its liquidity pool. Any increase in the amount of underlying USDC within the IVIV is not recognized as income until the Hyperion Rysk Vault Shares are redeemed for USDC.

Rysk designed the Hyperion Rysk Vault Shares and manages the underlying smart contracts. Rysk has commissioned Dedaub for multiple comprehensive smart contract security audits covering different protocol versions and components over multiple years; in addition, Rysk uses Opyn Gamma–derived smart contracts, which themselves are widely audited. Nevertheless, there is no guaranty against a bug or other vulnerability leading to a loss of the Company’s Hyperion Rysk Vault Shares or USDC. In addition, the Company is also exposed to risk of losing USDC through system failure or hacking. As a result, the Hyperion Rysk Vault Shares do not confer an enforceable right to the underlying deposited USDC and IVIV assets, but only a claim. Further, the Hyperion Rysk Vault Shares are periodically locked into smart contracts to collateralize on-chain HYPE options activity. Therefore, the Company’s ability to redeem Hyperion Rysk Vault Shares back to underlying USDC is subject to smart contract risk and resolution of HYPE options activity on-chain.

The Hyperion Rysk Vault Shares are initially recognized at the fair value of the USDC exchanged and, due to their indefinite useful life, are not amortized but instead are subject to impairment testing. Any HYPE options income earned within the IVIV is not recognized until the Hyperion Rysk Vault Shares are redeemed. The variances in valuation methods between the Hyperion Rysk Vault Shares and the underlying pool of USDC, including the delay of recognizing income from executed HYPE options strategies, may create material volatility in the financial statements depending on conversion and redemption activity between the Hyperion Rysk Vault Shares and USDC each period.

We may engage in distinct digital asset financing strategies in which we will leverage our digital asset holdings to acquire additional amounts of the same leveraged digital assets, and may do so on a compounded basis, which will increase our exposure to smart-contract, operational and counterparty risks. We may also lend amounts of digital assets (including stablecoins) to third parties through the use of third party on-chain lending platforms.

We may engage in digital asset leverage strategies to acquire additional amounts of HYPE or lend a portion of digital assets (including stablecoins). As part of this strategy, we may borrow digital assets by pledging our own HYPE holdings as collateral (including on a compounded basis), deploy these borrowed assets to acquire additional amounts of HYPE, and subsequently re-pledge the newly acquired HYPE to further engage in these leveraged transactions. We may also lend digital assets through a third-party loan facilitator, to a borrower under loan, security and third-party custodian agreements on-chain and off-chain. Since some of these transactions will be effectuated on-chain, the strategy may expose us to significant smart-contract vulnerabilities and operational risks. The smart contracts that are used for purposes of these transactions may contain undiscovered bugs, logical errors or economic vulnerabilities that could be exploited by malicious actors or that could cause the contracts to perform in unintended ways, resulting in partial or total loss of our collateral and borrowed assets. In addition, the strategy may subject us to counterparty risk through the platforms we utilize to facilitate leveraging strategies including, among others, insolvency of the platform, coding errors and cyberattacks. We may also be subject to the insolvency of the borrower and the value of the collateral they pledge may not be sufficient to wholly satisfy the outstanding debt obligations of the borrower. Finally, where we are a borrower (and conversely where we act as a lender), lenders customarily require that collateral ratios be maintained within narrowly defined thresholds and may exercise broad contractual discretion to impose additional margin requirements or to liquidate collateral without notice when those thresholds are breached. We may also incur losses if the interest that accrues on our borrowings significantly exceeds the revenue generated by the borrowed HYPE.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Merenti Management Advisor Agreement

On November 25, 2025, the Company entered into a Subscription Agreement with Merenti Management GmbH (“Merenti”), pursuant to the Advisor Agreement with Merenti dated September 22, 2025. Pursuant to the Advisor Agreement, the Company agreed to issue shares of common stock as compensation for advisory services with an aggregate value of $300,000, payable in 24 equal monthly installments. During the three and six months ended June 30, 2026, the Company issued 6,709 and 17,159 shares of common stock to Merenti under the Subscription Agreement. The shares issued to Merenti were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

The Subscription Agreement was terminated on June 8, 2026, and the Company does not anticipate any additional compensation to be paid to Merenti.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the six months ended June 30, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit		Incorporated by Reference from Filings as Noted Below (Unless Otherwise Indicated)
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 29, 2018
3.1.1	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1.1	June 14, 2018
3.1.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	June 14, 2024
3.1.3	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	January 31, 2025
3.1.4	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	July 2, 2025
3.1.5	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation	8-K	001-38365	3.1	August 21, 2025
3.1.6	Amended and Restated Certificate of Designation of Series A Non-Voting Convertible Preferred Stock	10-K	001-38365	3.1.6	March 30, 2026
3.2	Third Amended and Restated Bylaws	8-K	001-38365	3.1	March 26, 2026
4.1	Amended and Restated Warrant to Purchase Common Stock	10-K	001-38365	4.13	March 30, 2026
10.1˄	Employment Agreement dated as of July 7, 2026, by and between Hyperion DeFi, Inc. and Hyunsu Jung	8-K	001-38365	10.1	July 8, 2026
10.2˄	Employment Agreement dated as of July 7, 2026, by and between Hyperion DeFi, Inc. and David Knox	8-K	001-38365	10.2	July 8, 2026
10.3˄	Employment Agreement dated as of July 7, 2026, by and between Hyperion DeFi, Inc. and Robert Rubenstein	8-K	001-38365	10.3	July 8, 2026
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.1*	Certification of the Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith
101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101	—	—	—	Filed herewith
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

HYPERION DEFI, INC.

Date: August 12, 2026	By:	/s/ Hyunsu Jung
Hyunsu Jung
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2026	By:	/s/ David Knox
David Knox
Chief Financial Officer (Principal Financial and Accounting Officer)