Form 10-Q
period 2026-09-30
HYPERION DEFI, INC.
filed 2026-11-13
CIK 1682639

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The number of outstanding shares of the registrant’s common stock was 15,488,133 as of November 9, 2026.

HYPERION DEFI, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

HYPERION DEFI, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2026	2025
	(unaudited)
Assets

Current Assets
Cash and cash equivalents	$6,624,503	$6,310,878
Stablecoins	7,920,468	214,012
Prepaid expenses and other current assets	1,041,041	720,919
Total Current Assets	15,586,012	7,245,809

Digital assets	108,784,402	16,345,347
Digital assets receivable, net	—	6,935,131
Digital intangible assets	21,182,291	20,591,555
Operating lease right-of-use asset	327,807	415,998
Other assets	409,200	230,416
Total Assets	$146,289,712	$51,764,256

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$178,821	$317,900
Accrued expenses and other current liabilities	2,496,389	1,871,106
Deferred revenue – current portion	811,969	—
Operating lease liabilities - current portion	479,445	512,007
Notes payable - current portion, net	182,637	—
Total Current Liabilities	4,149,261	2,701,013

Notes payable - non-current portion, net	—	7,796,136
Operating lease liabilities, non-current portion	49,869	206,600
Total Liabilities	4,199,130	10,703,749

Commitments and contingencies (Note 10)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 60,000,000 shares authorized; Series A Non-Voting Convertible Preferred Stock, 5,435,898 shares designated; 5,235,897 and 5,435,897 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively with a liquidation preference of $50,766,000 as of September 30, 2026	524	544
Common stock, $0.0001 par value, 600,000,000 shares authorized; 15,442,482 shares issued and outstanding as of September 30, 2026; 8,762,329 shares issued and 8,680,005 shares outstanding as of December 31, 2025, respectively	1,546	876
Additional paid-in-capital	303,336,039	281,937,072
Treasury stock, at cost, 0 and 82,324 shares as of September 30, 2026 and December 31, 2025, respectively	—	(253,558)
Accumulated deficit	(161,247,527)	(240,624,427)
Total Stockholders’ Equity	142,090,582	41,060,507
Total Liabilities and Stockholders’ Equity	$146,289,712	$51,764,256

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$810,415	$302,506	$1,412,379	$317,226
Cost of revenue	—	—	—	(48)
Gross Profit	810,415	302,506	1,412,379	317,178

Operating (Income) Expenses:
Research and development	2,255	373,855	347,510	1,721,476
Selling, general and administrative	3,791,580	2,594,130	12,203,776	12,645,156
Impairment of right of use assets	—	—	57,773	—
Realized gain - digital assets and digital assets receivable, net	(14,424,565)	(6,942,713)	(35,907,834)	(6,942,713)
Unrealized gain - digital assets, net	(29,826,591)	(6,440,804)	(57,740,204)	(6,440,804)
Impairment loss - digital intangible assets	1,571,216	6,289,847	3,571,741	6,289,847
Net gain on derivative instruments	(401,406)	—	(552,839)	—
Recovery of credit losses, net	—	—	(405,331)	—
Total Operating (Income) Expenses, Net	(39,287,511)	(4,125,685)	(78,425,408)	7,272,962
Income (Loss) From Operations	40,097,926	4,428,191	79,837,787	(6,955,784)

Other Income (Expense):
Other income, net	62,312	131,525	122,662	304,052
Gain (loss) on extinguishment of debt and liabilities	(413,701)	2,245,088	(413,701)	2,334,711
Interest expense	(229,956)	(223,080)	(689,585)	(1,332,989)
Interest income	68,806	43,858	519,737	101,140
Total Other Income (Expense), Net	(512,539)	2,197,391	(460,887)	1,406,914

Net Income (Loss)	39,585,387	6,625,582	79,376,900	(5,548,870)
Dividend to preferred stockholders	(765,750)	(795,000)	(2,299,525)	(892,167)
Net Income (Loss) Attributable to Participating Securities	38,819,637	5,830,582	77,077,375	(6,441,037)
Less: income allocated to preferred stockholders	(19,413,371)	(4,257,068)	(41,431,799)	—
Net Income (Loss) Available to Common Stockholders - Basic	19,406,266	1,573,514	35,645,576	(6,441,037)
Add: undistributed earnings reallocated to common upon assumed exercise/vesting of dilutive securities	28,188	—	2,221,080	—
Net Income (Loss) Available to Common Stockholders - Diluted	$19,434,454	$1,573,514	$37,866,656	$(6,441,037)

Basic earnings (loss) per common share:
Net basic earnings (loss) per share	$1.24	$0.26	$2.64	$(1.64)
Diluted earnings (loss) per common share:
Net diluted earnings (loss) per share	$1.23	$0.05	$2.50	$(1.64)

Weighted average shares outstanding
Basic	15,701,943	6,027,713	13,514,009	3,930,764
Diluted	15,747,615	28,951,915	15,169,264	3,930,764

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	For the Three and Nine Months Ended September 30, 2026
					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity
Balance - January 1, 2026	5,435,897	$544	8,762,329	$876	$281,937,072	82,324	$(253,558)	$(240,624,427)	$41,060,507
Issuance of common stock in At the Market offering [1]	—	—	1,859,993	186	6,665,196	—	—	—	6,665,382
Issuance of common stock for payment in kind of preferred stock dividend	—	—	244,518	25	939,312	—	—	—	939,337
Issuance of common stock from the delivery of vested restricted stock units	—	—	55,277	5	(5)	—	—	—	—
Shares withheld to settle employee tax liability upon delivery of RSUs	—	—	(21,761)	(2)	2	—	—	—	—
Issuance of common stock from conversion of preferred stock	(200,000)	(20)	600,000	60	(40)	—	—	—	—
Retirement of treasury shares	—	—	(82,324)	(8)	(253,550)	(82,324)	253,558	—	—
Stock-based compensation:
Amortization of stock option awards	—	—	—	—	80,880	—	—	—	80,880
Amortization of restricted stock units	—	—	—	—	1,690,852	—	—	—	1,690,852
Issuance of common stock to vendors as consideration for service provided	—	—	10,450	1	32,752	—	—	—	32,753
Preferred stock dividend ($0.15 per preferred share outstanding)	—	—	—	—	(815,297)	—	—	—	(815,297)
Net income	—	—	—	—	—	—	—	8,840,550	8,840,550
Balance - March 31, 2026	5,235,897	524	11,428,482	1,143	290,277,174	—	—	(231,783,877)	58,494,964
Issuance of common stock in public offering [2]	—	—	2,910,027	291	9,327,030	—	—	—	9,327,321
Issuance of common stock in At the Market offering [3]	—	—	492,783	49	1,846,850	—	—	—	1,846,899
Issuance of common stock for payment in kind of preferred stock dividend	—	—	236,318	24	779,826	—	—	—	779,850
Issuance of common stock from the delivery of vested restricted stock units	—	—	308,407	31	(31)	—	—	—	—
Shares withheld to settle employee tax liability upon delivery of RSUs	—	—	(82,894)	(8)	(379,090)	—	—	—	(379,098)
Stock-based compensation:
Amortization of stock option awards	—	—	—	—	59,852	—	—	—	59,852
Amortization of restricted stock units	—	—	—	—	1,546,884	—	—	—	1,546,884
Issuance of common stock to vendors as consideration for service provided	—	—	6,709	1	25,613	—	—	—	25,614
Preferred stock dividend ($0.14 per preferred share outstanding)	—	—	—	—	(718,478)	—	—	—	(718,478)
Net income	—	—	—	—	—	—	—	30,950,963	30,950,963
Balance - June 30, 2026	5,235,897	524	15,299,832	1,531	302,765,630	—	—	(200,832,914)	101,934,771
Issuance of common stock for payment in kind of preferred stock dividend	—	—	235,618	24	768,091	—	—	—	768,115
Issuance of common stock from the delivery of vested restricted stock units	—	—	188,422	19	(19)	—	—	—	—
Shares withheld to settle employee tax liability upon delivery of RSUs	—	—	(41,266)	(4)	(198,001)	—	—	—	(198,005)
Stock-based compensation:
Amortization of stock option awards	—	—	—	—	53,790	—	—	—	53,790
Amortization of restricted stock units	—	—	—	—	1,499,881	—	—	—	1,499,881
Repurchase of common stock	—	—	—	—	—	240,124	(787,607)	—	(787,607)
Retirement of treasury shares	—	—	(240,124)	(24)	(787,583)	(240,124)	787,607	—	—
Preferred stock dividend ($0.15 per preferred share outstanding)	—	—	—	—	(765,750)	—	—	—	(765,750)
Net income	—	—	—	—	—	—	—	39,585,387	39,585,387
Balance - September 30, 2026	5,235,897	$524	15,442,482	$1,546	$303,336,039	—	$—	$(161,247,527)	$142,090,582

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

(unaudited)

	For the Three and Nine Months Ended September 30, 2025
					Additional				Total
	Preferred Stock		Common Stock		Paid-In	Treasury Stock		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance - January 1, 2025	—	$—	1,506,369	$151	$182,213,889	—	$—	$(195,309,992)	$(13,095,952)
Issuance of common stock in At the Market offering [4]	—	—	1,127,100	113	5,663,153	—	—	—	5,663,266
Induced exercise of stock warrants [5]	—	—	197,118	19	922,731	—	—	—	922,750
Reverse stock split settlement of fractional shares	—	—	(41)	—	(160)	—	—	—	(160)
Warrant modification and additional warrants-incremental value [6]	—	—	—	—	1,194,102	—	—	—	1,194,102
Warrant modification and additional warrants-in issuance costs for inducement [6]	—	—	—	—	(1,194,102)	—	—	—	(1,194,102)
Stock-based compensation	—	—	—	—	279,628	—	—	—	279,628
Net loss	—	—	—	—	—	—	—	(3,483,533)	(3,483,533)
Balance - March 31, 2025	—	—	2,830,546	283	189,079,241	—	—	(198,793,525)	(9,714,001)
Issuance of preferred stock and warrants in private placement [7]	5,435,897	544	—	—	49,365,206	—	—	—	49,365,750
Issuance of common stock in At the Market offering [8]	—	—	1,323,389	132	2,559,008	—	—	—	2,559,140
Issuance of common stock from exercise of warrants	—	—	252,000	25	1,953,479	—	—	—	1,953,504
Issuance of common stock from the delivery of vested restricted stock units	—	—	44,072	4	(4)	—	—	—	—
Issuance of common stock from the partial conversion of notes payable	—	—	404,820	41	640,295	—	—	—	640,336
Warrants issued in consideration for debt modification	—	—	—	—	858,270	—	—	—	858,270
Stock-based compensation	—	—	—	—	483,654	—	—	—	483,654
Net loss	—	—	—	—	—	—	—	(8,690,919)	(8,690,919)
Preferred stock dividend ($0.15 per preferred share outstanding)	—	—	—	—	(97,167)	—	—	—	(97,167)
Balance - June 30, 2025	5,435,897	544	4,854,827	485	244,841,982	—	—	(207,484,444)	37,358,567
Issuance of common stock in At the Market offering [9]	—	—	1,929,207	193	21,783,753	—	—	—	21,783,946
Issuance of common stock from exercise of warrants [10]	—	—	250,125	25	1,938,944	—	—	—	1,938,969
Issuance of common stock from the delivery of vested restricted stock units	—	—	128,500	13	(13)	—	—	—	—
Stock-based compensation	—	—	—	—	3,842,969	—	—	—	3,842,969
Net income	—	—	—	—	—	—	—	6,625,582	6,625,582
Preferred stock dividend ($0.15 per preferred share outstanding)	—	—	—	—	(795,000)	—	—	—	(795,000)
Balance - September 30, 2025	5,435,897	$544	7,162,659	$716	$271,612,635	—	$—	$(200,858,862)	$70,755,033

[1]Includes gross proceeds of $6,981,098 less total issuance costs of $315,716.

[2]Includes gross proceeds of $10,476,097 less total issuance costs of $1,148,776.

[3]Includes gross proceeds of $1,973,363 less total issuance costs of $126,464.

[4]Includes gross proceeds of $5,851,007 less total issuance costs of $187,741.

[5]Includes gross proceeds of $1,039,206 less total issuance costs of $116,456.

[6]

Incremental value from the warrant inducement entered into on January 16, 2025. Non-cash warrant modification and additional warrants issuance costs related to the warrant inducement are shown as separate line items.

[7]Includes gross proceeds of $50,000,000 less total issuance costs of $634,250.

[8]Includes gross proceeds of $2,657,659 less total issuance costs of $98,519.

[9]Includes gross proceeds of $22,489,548 less total issuance costs of $705,602.

[10]Partial exercise of the Armistice warrants.

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Cash Flows From Operating Activities
Net income (loss)	$79,376,900	$(5,548,870)
Adjustments to reconcile net income (loss) to net cash and cash equivalents used in operating activities:
Stock-based compensation	4,990,506	4,606,251
Change in fair value of shares issued for accrued dividend	160,909	—
Amortization of debt discount	164,534	640,969
Non-cash lease expense	274,148	226,771
Recovery of credit losses, net	(405,331)	—
Loss (gain) on extinguishment of debt and liabilities	413,701	(2,334,711)
Gain on sale of Optejet IP	(100,000)	—
Realized gain - digital assets and digital assets receivable	(35,907,834)	(6,938,236)
Unrealized gain - digital assets, net	(57,740,204)	(6,440,804)
Impairment loss - digital intangible assets	3,571,741	6,289,847
Net gains on derivative instruments	(552,839)	—
Other non-cash revenue	(1,412,379)	(323,980)
Non-cash interest income	(322,267)	—
Non-cash portion of other expense	29,411	—
Paid-in-kind interest expense	253,540	295,329
Changes in operating assets and liabilities:
Security and equipment deposits	—	(55,829)
Prepaid expenses and other current assets	(2,258,945)	(216,851)
Accounts payable	(139,079)	(815,931)
Accrued expenses and other current liabilities	1,218,089	359,662
Lease liabilities	(375,250)	(456,233)
Net Cash and Cash Equivalents Used In Operating Activities	(8,760,649)	(10,712,616)

Cash Flows From Investing Activities
Purchase of digital assets	(9,332,800)	(65,635,000)
Sales and dispositions of digital assets	5,770,000	—
Acquisition of intangible asset	(227,000)	—
Purchases of stablecoins	(3,059,820)	—
Proceeds from sales of stablecoins	8,414,275	—
Net Cash and Cash Equivalents Provided By (Used In) Investing Activities	1,564,655	(65,635,000)

Cash Flows From Financing Activities
Proceeds from sale of common stock in direct offering	10,476,097	—
Proceeds from sale of common stock in At the Market offering	8,954,461	30,998,213
Proceeds from sale of preferred stock and warrants in private placement	—	50,000,000
Proceeds from induced exercise of stock warrants	—	1,039,206
Proceeds from exercise of stock warrants	—	3,892,473
Payment of private placement issuance costs	—	(634,250)
Payment of issuance costs for direct offering	(1,148,776)	—
Payment of issuance costs for At the Market offering	(442,180)	(991,862)
Payment to taxing authorities in connection with shares directly withheld from employees	(499,047)	—
Repurchase of common stock	(787,607)	—
Repayments of notes payable	(9,043,329)	(1,463,437)
Payment of preferred dividend	—	(97,167)
Payment of issuance costs for debt modification	—	(177,228)
Payment of cash issuance costs for induced exercise of stock warrants	—	(116,455)
Reverse stock split settlement of fractional shares	—	(160)
Net Cash and Cash Equivalents Provided By Financing Activities	7,509,619	82,449,333
Net Increase in Cash and Cash Equivalents	313,625	6,101,717
Cash and Cash Equivalents - Beginning of Period	6,310,878	2,121,463
Cash and Cash Equivalents - End of Period	$6,624,503	$8,223,180

The accompanying notes are an integral part of these condensed financial statements.

HYPERION DEFI, INC.

Condensed Statements of Cash Flows, continued

(unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$297,211	$396,788
Income taxes	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Modification date carrying value of extinguished Avenue Loan	$—	$10,262,280
Modification date fair value of modified Avenue Loan	$—	$10,172,657
Warrants issued for debt modification	$—	$858,270
Conversion of Avenue Loan to common stock	$—	$640,336
Exchange of digital intangible assets for digital intangible assets receivable	$36,583,542	$—
Exchange of digital intangible assets receivable for digital intangible assets	$25,598,469	$—
Exchange of digital assets for digital assets receivable	$2,775,502	—
Digital assets received to settle digital assets receivable	$26,900,501	$—
Deposits into Hyperion Rysk Vault	$2,935,496	$—
Redemption from Hyperion Rysk Vault	$2,951,289	$—
Warrant modification and additional warrants - incremental value	$—	$1,194,102
Prepaid insurance financed by notes payable	$598,055	$—
Common stock issued for accrued dividends payable	$2,487,302	$—
Accrued dividend payable to preferred stockholders	$2,299,525	$795,000
Shares withheld for employee tax liabilities	$78,056	$—
Deposits of digital assets into liquid staking activities	$750,066	$41,174,779
Deferred revenue for digital assets received pursuant to strategic agreements	$150,163	$—
Common stock issued upon conversion of preferred stock	$60	$—
Issuance of common stock upon vesting of restricted stock units	$55	$17
Digital assets acquired in exchange for USDC	$3,711,707	$—
Digital assets disposed of in exchange for USDC	$13,051,174	$—
Conversion of USDH to USDC, net	$1,926,018	$—
Withdrawals of digital assets from liquid staking activities	$3,115,798	$—
Right-of-use asset obtained in exchange for lease liability	$185,957	$—
Stablecoins lent under lending facility	$1,000,000	$—
Stablecoins received as repayment of lending facility	$1,000,000	$—
Stablecoins received for deferred revenue	$1,031,438	$—

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

Through April 2026, the Company was also conducting research and development activities related to its proprietary Optejet User Filled Device, designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. As of May 31, 2026, substantially all operations related to Optejet had been wound down. In July 2026, the Company sold all its right, title, and interest to intellectual property associated with the Optejet and the Company’s pharmaceutical development program to Arctic Vision (Hong Kong) Limited in exchange for a $100,000 release of indebtedness. The disposed assets had an aggregate carrying value of $0 as of June 30, 2026. The Company does not anticipate any future economic benefit from the Optejet.

Beginning in July 2025, the Company used the proceeds from its capital raising activities to acquire and deploy HYPE in various income-generating activities, which includes native staking, liquid staking, and its proprietary HYPE Asset Use Service (“HAUS”) agreements.

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed financial statements of the Company as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the operating results for the full year ending December 31, 2026, or any other period. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related disclosures of the Company as of December 31, 2025 and for the year then ended, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2026 (the “2025 Form 10-K”).

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Management’s Liquidity Plans

The Company’s primary source of liquidity has historically been cash generated from equity offerings and borrowings, along with additional income sources recently generated from the Company’s digital assets business strategies. Under Accounting Standards Codification (“ASC”) Subtopic 205-40, Presentation of Financial Statements—Going Concern, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet future financial obligations as they become due within one year after the date that these financial statements are issued. Since the Company’s inception, it has had a history of recurring net losses from operations, recurring use of cash in operating activities and working capital deficits.

As of September 30, 2026, the Company had unrestricted cash and cash equivalents of approximately $6.6 million and working capital of $11.4 million. For the nine months ended September 30, 2026, the Company earned net income of approximately $79.4 million. For the nine months ended September 30, 2026, the Company used cash in operating activities of approximately $8.8 million. Based on the Company’s current financial condition and forecast of cash flow needs for the next twelve months, management expects that the Company’s existing resources will be sufficient to enable the Company to fund its anticipated level of operations through one year from the date of this report.

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

On May 7, 2026, the Company closed a public offering of 2,777,778 shares of common stock and received approximately $8.9 million in net proceeds. On May 13, 2026, the Company sold an additional 132,249 shares of common stock, resulting in approximately $0.4 million in net proceeds to the Company. The Company plans to continue to pursue additional capital through its at-the-market common stock offering program in the future, however, the ability to access such funding may not be available on terms acceptable to the Company or at all. Although management believes that capital sources will continue to be available, there can be no assurances that financing will be available to the Company when needed, or if available, on terms acceptable to the Company. If the Company is unable to obtain adequate financing on terms that are satisfactory to the Company, when the Company requires it, the Company’s ability to continue to cover operating expenses, to grow or support the business and to respond to business challenges could be significantly limited, which may adversely affect the Company’s business plans.

On September 2, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s outstanding common stock. The program remains in effect for up to 12 months and does not obligate the Company to repurchase any particular number of shares. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, block trades or other means, subject to market conditions and applicable legal, regulatory and contractual requirements. In September 2026, the Company repurchased 240,124 shares of its common stock in privately negotiated transactions at a weighted-average price of $3.21 per share. Including transaction costs, the aggregate cost of the repurchase was $787,607.

On September 28, 2026, the Company repaid in full all outstanding principal and interest under its loan and security agreement with Avenue Venture Opportunities Fund, L.P. and Avenue Venture Opportunities Fund II, L.P. (the “Avenue Loan”), totaling approximately $8.6 million, and terminated the related commitment and liens. The repayment was funded in part with proceeds from sales of digital assets. Following the repayment, the Company had no outstanding long-term debt as of September 30, 2026.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

While the Company plans to hold its digital assets as part of a long-term treasury strategy, and deploy its assets for productive purposes including staking and HAUS agreements, the Company’s management has the discretion and ability to sell its digital assets as needed to cover liquidity obligations. As of September 30, 2026, the Company owns approximately $108.8 million of HYPE digital assets, nearly all of which are native staked and therefore subject to a seven-day unstaking queue before they can be sold or transferred. Of this amount, approximately $100.8 million is deployed into HAUS agreements or the Joint Validator Operator’s Agreement (as defined below) with additional contractual restrictions of at least 90-days on transferability of the associated HYPE digital assets (See Note 10 - Commitments and Contingencies). The Company also has approximately $20.8 million of HYPE Liquid Staking Tokens (including Hyperion Institutional HYPE (“HiHYPE”), Kinetiq Staked HYPE (“kHYPE”) and Kinetiq Markets HYPE (“kmHYPE”) each referred to as a “HYPE LST”) which can be traded, sold, or redeemed for HYPE and sold (subject to liquidity and redemption queue conditions, as well as the same seven-day unstaking queue as native staked HYPE).

Note 3 – Summary of Significant Accounting Policies

The Company disclosed its significant accounting policies in Note 3 – Summary of Significant Accounting Policies included in the 2025 Form 10-K. There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2026, except as disclosed below.

Use of Estimates

Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and the amounts disclosed in the related notes to the financial statements. The Company bases its estimates and judgments on historical experience and on various other assumptions that it believes are reasonable under the circumstances. The amounts of assets and liabilities reported in the Company’s condensed balance sheets and the amounts of expenses reported for each of the periods presented are affected by estimates and assumptions, which are used for, but not limited to, the determination of fair value of digital assets and cash equivalents, impairment assessments of digital intangible assets, fair value calculations for derivative instruments linked to digital assets, establishment of valuation allowances for deferred tax assets, revenue recognition, reserves for credit losses, the recovery of deferred costs, stock-based compensation and the deferral of revenues. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company as well as general economic conditions. It is reasonably possible that actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents in the financial statements. As of September 30, 2026, the Company had U.S. Treasury Bills with original maturity dates of three months or less classified within cash and cash equivalents in the amount of $4,114,522.

The Company has cash deposits in financial institutions that, at times, may be in excess of Federal Deposit Insurance Corporation insurance limits. The Company has not experienced losses in such accounts and periodically evaluates the creditworthiness of its financial institutions.

Digital Assets

The Company’s digital assets and digital intangible assets primarily include HYPE (the Hyperliquid network’s native token), HYPE LSTs, KNTQ (the governance token of the Kinetiq liquid staking protocol), sKNTQ (a KNTQ liquid staking token, or “KNTQ LST”), HPL (the governance token of the HyperLend protocol), sHPL (an HPL liquid staking token, or “HPL LST”), and Hyperion Rysk Vault Shares (discussed below). Digital assets are accounted for in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets (“ASC 350-60”) and are presented as digital assets in the condensed balance sheets. HYPE LSTs, KNTQ LSTs, and HPL LSTs are collectively referred to as the Company’s “LSTs”. The Company’s LSTs and Hyperion Rysk Vault Shares are classified as intangible assets in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill (“ASC 350-30”) and are presented as digital intangible assets in the condensed balance sheets. Since the Company’s LSTs and Hyperion Rysk Vault Shares represent a claim on their underlying tokens, they do not fall within the scope of ASC 350-60.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Digital assets are initially recorded at cost and then subsequently remeasured at fair value as of the balance sheet date (23:59 UTC) with changes in fair value recognized as unrealized gains or losses in operating income (expense). Upon derecognition of digital assets into LSTs, the Company recognizes realized gains or losses in operating income (expense).

The Company’s LSTs and Hyperion Rysk Vault Shares are digital intangible assets with indefinite lives; they are not amortized but are subject to impairment. The Company’s LSTs and Hyperion Rysk Vault Shares are recorded at acquisition cost, reflecting the fair value of underlying digital assets deposited in the liquid staking pool or smart contract enabled vault, as the case may be, and tracked by lot. These assets are presented as digital intangible assets in the condensed balance sheets at cost, net of any recognized impairments. The Company tests digital intangible assets for impairment quarterly and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Should market prices fall below carrying value, the resulting difference is recognized as an impairment charge. Such impairment charges are presented as “Impairment loss – digital intangible assets” within operating income (expense).

Digital assets that are subject to contractual restrictions or are pledged as collateral and not available for general corporate purposes are classified as restricted digital assets and are presented separately on the accompanying condensed balance sheets. The Company uses the specific identification method to track the cost basis of all digital assets and digital intangible assets.

Stablecoins

The Company uses USD Coin (“USDC”), a U.S. dollar–denominated payment stablecoin issued by Circle Internet Group, Inc., to settle certain digital asset transactions, including purchases of HYPE, contracts under its OTC options strategy, and fees received under its temporary HAUS agreements. USDC is accounted for as a financial instrument under ASC 825, Financial Instruments, that can be redeemed one USDC for one U.S. dollar on demand from the issuer, is carried at cost and is not within the scope of ASC 350-60. The Company classifies stablecoins as current assets because they are readily convertible to known amounts of U.S. dollars and are redeemable or exchangeable on demand. The Company has not recorded an allowance for credit losses on USDC and has not experienced any losses on its USDC holdings.

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

HYPE Native Staking

The Company operates a co-branded Hyperliquid validator, known as “Kinetiq × Hyperion” (“KxH”), with Kinetiq Research Pte. Ltd. (“Kinetiq”) and MAVAN Services Pty Ltd (“MAVAN”). While Pier Two Pty Ltd.(“Pier Two”) was an original validator counterparty with the Company, on March 25, 2026, Bitmine Immersion Technologies Inc. (“Bitmine”) acquired all of Pier Two’s shares and Pier Two now operates as part of Bitmine’s MAVAN staking platform. The Company earns HYPE as rewards and commission income from native staking by validating transactions and maintaining network security. The Company participates in the native staking through both self-staking (using the Company’s own tokens) and providing validation services to third-party delegators. The Company delegates its own HYPE digital assets to the co-branded KxH validator node and receives staking rewards in return. The Company is also entitled to commission income charged to third party delegators, for successfully validating transactions. Commission income from validation services is shared among the Company, Kinetiq and MAVAN. These rewards are received by the Company directly from the Hyperliquid network. The provision of services related to transaction validation on the Hyperliquid blockchain network (through both staking rewards and commission income) is an output of the Company’s ordinary activities.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes revenue from native staking in accordance with ASC 606, by following the five step model outlined above. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

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

The Company participates in Hyperliquid blockchain validation activities through its arrangements with third-party validator operators, Kinetiq and MAVAN. While the Company obtained unilateral control over the private keys beginning on December 15, 2025, the ongoing operation, maintenance, and performance of validator infrastructure, and the process of validation are conducted by the Company’s third-party validator operators. Given the Company does not perform the primary validating activities, the Company’s performance obligation is limited to delegating and arranging for validation services. Therefore, the Company has determined that it acts as an agent under ASC 606 during the three and nine months ended September 30, 2026 and 2025. Revenue is recognized on a net basis, representing the portion of blockchain rewards retained by the Company after amounts owed to third-party validator operators and third-party token delegators.

Temporary HAUS Agreements

The Company enters into arrangements with customers under which it provides the temporary use of its HYPE tokens in exchange for consideration. The Company’s obligation is to make the digital assets available for use over a defined period, which represents a single performance obligation that is satisfied over time as the counterparty simultaneously receives and consumes the benefits of use. In arrangements where control of the digital assets transfers to the customer, the Company records a receivable representing its right to receive the digital assets at the end of the contractual term. Consideration is primarily based on transaction volume, trading activity, or other usage-based metrics generated during the contract term. The Company recognizes revenue in the amount to which it has the right to invoice for services performed, consistent with the application of the right-to-invoice practical expedient. Where consideration is fixed and payable in advance, the Company recognizes revenue ratably over the period to which the consideration relates and records the unearned portion as deferred revenue.

In August 2026, the Company entered into a HAUS Agreement with Bursa Global Inc. (“Bursa”), under which the Company allocated 500,000 of its HYPE tokens to a deployer address to satisfy the Hyperliquid requirement for deployment of a perpetual futures market by Bursa, and Bursa is the customer in the arrangement. All right, title and interest in the allocated HYPE remains with the Company. The HYPE is held in a wallet controlled by the Company, and the Company retains unilateral rights to unstake and transfer the tokens. Accordingly, the Company retains control of the allocated HYPE, does not derecognize the tokens, and continues to present them as “Digital assets” on the condensed balance sheets. All staking rewards earned on the allocated HYPE are the property of the Company. Bursa paid the Company a fixed amount on the effective date in full satisfaction of its payment obligation for the initial six-month period. The consideration is accounted for as revenue under ASC 606. The Company recognizes the amount ratably over the 184-day initial period based on the number of days elapsed, and records the unearned portion as deferred revenue.

HyperLend Private Pool Participation Agreement and Revenue-Sharing Agreement

During the nine months ended September 30, 2026, the Company received 10 million HPL tokens from HyperLend Inc. (“HyperLend”), pursuant to two separate strategic agreements between the parties as detailed further below. As of September 30, 2026, all of the Company’s HPL tokens have been liquid staked in exchange for sHPL tokens, and the Company’s sHPL tokens are included within “Digital intangible assets” on the condensed balance sheets.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company first received 1 million HPL in connection with a Private Pool Participation Agreement (the “Private Pool Participation Agreement”) with HyperLend. Pursuant to this agreement, the Company anticipated becoming a borrower on the HyperLend platform in the future (denominated in USDH stablecoin), and HyperLend’s role in the agreement is a vendor. The Company accounted for these 1 million HPL tokens in accordance with ASC 705 – Cost of Sales and Services, given HyperLend’s role as a vendor. These 1 million HPL tokens represent vendor consideration and therefore the value recognition was deferred to reduce future obligations of the Company owed to HyperLend. Following Native Markets’ announcement on May 14, 2026 that it would cease supporting the USDH stablecoin, the Company no longer anticipates becoming a borrower on the HyperLend platform in the future.

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

As described above, in March 2026, the Company received 10 million HPL tokens from HyperLend in connection with the Private Pool Participation Agreement and the Revenue-Sharing Agreement between HyperLend and the Company. As of September 30, 2026, all of the Company’s HPL tokens are deposited into liquid staking activities in exchange for sHPL LSTs.

When digital assets are deposited into liquid staking pools, the Company recognizes any realized gains or losses on the digital assets as applicable, in accordance with ASC 610-20 — Gains and Losses from the Derecognition of Nonfinancial Assets, since the Company relinquishes control over the underlying digital assets deposited in the pool. No staking rewards accrued on liquid staking tokens are recognized by the Company until the liquid staking tokens are redeemed for the underlying digital asset.

Deferred Revenue

Deferred revenue represents consideration received in advance of the Company’s satisfaction of its performance obligations.

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Digital assets receivable and digital intangible assets receivable are initially and subsequently measured at the fair value of the underlying digital assets, with changes in fair value recognized in “Unrealized gain - digital assets, net” on the condensed statements of operations. For digital intangible assets receivable, the fair value is based upon the underlying HYPE digital assets, without accounting for accrued and unrealized staking rewards (which can only be realized upon future potential redemption of the LSTs back into HYPE). The recognition of accrued and unrealized staking rewards is constrained by uncertainty on the ultimate settlement of the Company’s liquid staking tokens back to native tokens.

The Company records an allowance for credit losses on digital assets receivable and digital intangible assets receivable arising from arrangements in which control of the digital assets transfers to a third party, as described in Note 6 – Digital Assets. The allowance for credit losses is measured in accordance with the current expected credit loss model under ASC 326, Current Expected Credit Losses (“ASC 326”). In estimating expected credit losses, the Company considers counterparty-specific information, contractual terms, conditions in the digital asset market, conditions in the broader financial services market (including observed industry delinquency trends), corporate default rate forecasts published by third-party industry participants, and other relevant transaction-specific factors. Changes in the allowance for credit losses are recorded as a provision for (or recovery of) credit loss expense. Due to limited historical loss experience for digital assets receivable, the Company utilizes external data and applies a probability of default and loss given default methodology.

OTC HYPE Options

The Company operates an over-the-counter (“OTC”) options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In the nine months ended September 30, 2026, the Company bought and sold calls and puts on the price of HYPE. Sold call options were collateralized by HYPE owned by the Company (including HYPE LSTs), and sold put options were collateralized by the Company’s cash, cash equivalents, USDC, and USDH.

Premiums paid or received at inception are initially recorded on the condensed balance sheets and subsequently reflected in earnings consistent with the subsequent fair value changes of the related options. The fair value of these options is measured using standard option-pricing models incorporating observable market inputs, including HYPE spot prices, implied volatility, and time to expiration. As such, the options are classified as Level 2 within the fair value hierarchy (see “Fair Value Measurements” below). Changes in the fair value of the options are recognized on the condensed statements of operations within “Operating (income) expense, net”. Outstanding derivative liabilities are presented on the condensed balance sheets within “Accrued expenses and other current liabilities”.

In connection with the Company’s OTC HYPE covered call options strategy, the Company pledges or transfers HYPE or HYPE LSTs to institutional counterparties to collateralize the underlying transactions. In the nine months ended September 30, 2026, these transactions were governed by long-form confirmations and International Swaps and Derivatives Association agreements (together, “Derivative Agreements”). Under the Derivative Agreements, the Company’s HYPE or HYPE LSTs are pledged as collateral and can be rehypothecated, re-pledged, or otherwise deployed by the derivative counterparties. As the Company has determined that it has lost control of these assets, the HYPE or HYPE LST collateral is presented as digital assets receivable or digital intangible asset receivable on the condensed balance sheets.

Upon settlement of an exercised option through retention of the collateral, the Company derecognizes the related receivable and recognizes a realized gain or loss for the difference between the settlement amount and the receivable’s carrying amount.

As of September 30, 2026, the Company has no outstanding OTC HYPE options.

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2026, a regulated exchange market is utilized as the principal market for HYPE. The level of inputs used for the fair value measurement of HYPE and KNTQ digital assets as of September 30, 2026 and December 31, 2025, were as follows:

	September 30, 2026				December 31, 2025
		Fair Value				Fair Value
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Digital Assets
HYPE digital assets	$108,784,402	$108,784,402	$—	$—	$16,233,941	$16,233,941	$—	$—
Other digital assets	—	—	—	—	111,406	—	111,406	—
Digital assets receivable, net	—	—	—	—	6,935,131	—	6,935,131	—
Total	$108,784,402	$108,784,402	$—	$—	$23,280,478	$16,233,941	$7,046,537	$—

The carrying amounts of the Company’s financial instruments, such as cash and cash equivalents, stablecoins and accounts payable approximate fair values due to the short-term nature or effective interest rates of these instruments.

The fair value of the Company’s digital intangible assets is estimated based on the original digital asset token deposited minus transaction costs. Impairment losses for the Company’s digital intangible assets are recognized when fair value falls below carrying value.

Wind-down of Biotech Operations

The Company decided to wind down its Ophthalmic Technology segment (the “Biotech Operations”) and sell the related assets (“Biotech Assets”) during the nine months ended September 30, 2026. Accordingly, all Biotech Operations ceased as of May 31, 2026.

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Because the carrying value of the Biotech Assets was zero at the closing date, the Company recognized a gain on disposal of $100,000 during the three and nine months ended September 30, 2026, representing the release of the $100,000 liability owed by the Company to Arctic Vision. The gain is presented as a contra expense in “Selling, general and administrative expense” on the condensed statements of operations.

The Company determined that the wind-down of the Biotech Operations did not represent a strategic shift that had a major effect on the Company’s operations and financial results, and accordingly did not qualify for discontinued operations presentation under ASC 205-20.

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

Recently Issued Accounting Standards

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). This update requires an entity to disclose more detailed information regarding expenses for the entity. The amendments require that at each interim and the annual reporting period, the entity must disclose amounts related to purchases of inventory, employee compensation, depreciation, intangible asset amortization and depreciation, depletion, and amortization recognized as part of oil and gas-producing activities. In addition to those amounts, the entity is required to disclose a qualitative description of the amounts remaining in relevant expense captions, and to disclose the total amount of selling expenses and the definition of selling expenses. The amendments in this update should be applied prospectively to financial statements issued for the current period presented, and retrospectively to any prior periods presented in the financials. Although early adoption is permitted, the new guidance becomes effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Since this new ASU addresses only disclosures, the Company does not expect the adoption of this ASU to have any material effects on its financial condition, results of operations or cash flows.

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). The amendments in this update address a broad range of topics arising from technical corrections, unintended application of the Codification, clarifications and other minor improvements, including amendments to the guidance on earnings per share and the accounting for retired treasury shares. ASU 2025-12 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect the adoption of ASU 2025-12 to have a material impact on its financial statements and related disclosures.

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

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. These reclassifications had no effect on previously reported results of operations or net income (loss) per share.

Note 4 - Net Income (Loss) Per Share of Common Stock

The Company’s net income (loss) per share is calculated using the two-class method in accordance with ASC Topic 260, Earnings Per Share. The two-class method allocates earnings between common stockholders and holders of participating securities. The Company’s Series A Non-Voting Convertible Preferred Stock, $0.0001 par value per share (the “Series A Preferred Stock”) (see Note 12 - Stockholders’ Equity (Deficit) – Series A Preferred Stock Securities Purchase Agreement) are deemed to be participating securities due to their rights to participate in dividends with common stock. However, the two-class method has no impact on the calculation of loss per share during periods when the Company has a net loss, because the holders of participating securities are not required to absorb losses.

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the potential common shares had been issued (computed using the more dilutive of the treasury stock or if converted method, as applicable, and the two-class method). There were no dilutive securities outstanding during the nine months ended September 30, 2025, because of the net loss for the period.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents the computation of basic and diluted net income (loss) per common share:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$39,585,387	$6,625,582	$79,376,900	$(5,548,870)
Less: dividends on preferred stock	(765,750)	(795,000)	(2,299,525)	(892,167)
Less: undistributed earnings allocated to participating preferred stock	(19,413,371)	(4,257,068)	(41,431,799)	—
Net income (loss) available to common stockholders - basic	19,406,266	1,573,514	35,645,576	(6,441,037)
Add: undistributed earnings reallocated to common upon assumed exercise/vesting of dilutive securities	28,188	—	2,221,080	—
Net income (loss) available to common stockholders - diluted	$19,434,454	$1,573,514	$37,866,656	$(6,441,037)

Denominator (weighted average quantities):
Common shares issued	15,588,990	5,836,814	13,270,448	3,864,517
Add: vested unissued restricted stock units	112,953	190,900	243,561	66,247
Denominator for basic net income (loss) per share	15,701,943	6,027,713	13,514,009	3,930,764
Effect of dilutive securities:
Assumed exercise of warrants, treasury stock method	—	21,598,061	1,615,963	—
Assumed vesting of restricted stock units	45,672	1,326,141	39,292	—
Weighted average common shares outstanding - diluted	15,747,615	28,951,915	15,169,264	3,930,764

Net Income (Loss) Per Common Share
Basic	$1.24	$0.26	$2.64	$(1.64)
Diluted	$1.23	$0.05	$2.50	$(1.64)

The following securities are excluded from the calculation of weighted average diluted shares of common stock for the three and nine months ended September 30, 2026 and 2025, because their inclusion would have been anti-dilutive:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026(1)	2025(1)	2026(1)	2025
Options	77,849	97,137	77,849	97,137
Warrants	33,820,785	12,222,728	1,205,402	33,820,785
Unvested restricted stock units	—	343,859	—	1,620,000
Series A convertible preferred	—	—	—	16,307,691
	33,898,634	12,663,724	1,283,251	51,845,613
(1)	Excludes shares issuable upon conversion of the Series A Convertible Preferred Stock, whose effect is reflected in diluted earnings per share under the two-class method. See above.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	September 30,	December 31,
	2026	2025
Prepaid insurance expenses	$360,859	$135,856
Payroll tax receivable	370,980	262,085
Other	309,202	322,978
Total prepaid expenses and other current assets	$1,041,041	$720,919

Note 6 – Digital Assets

Native Staking

As of September 30, 2026, the Company had native staked 1,147,471 HYPE to the KxH validator node. In the three and nine months ended September 30, 2026, the Company recognized revenue of $470,350 and $982,818, respectively, from its staking activities which generated 7,490 and 20,083 HYPE tokens, respectively, recognized at fair value. The Company recognized $302,506 from staking activities during the three and nine months ended September 30, 2025.

Temporary HYPE Asset Use Service Agreements

For the three and nine months ended September 30, 2026, the Company recognized revenue of $306,073 and $361,579, respectively, from temporary HAUS agreements in the form of cash, cash equivalents, USDC stablecoin and USDH stablecoin. USDC and USDH stablecoin are presented within Stablecoins in the condensed balance sheets; the Company does not hold any USDH stablecoin as of September 30, 2026. No revenue was earned from HAUS agreements during the three and nine months ended September 30, 2025.

Digital Assets Receivable, Digital Intangible Assets Receivable, and Credit Loss Allowance

For the three and nine months ended September 30, 2026, the Company recognized interest income of $0 and $346,055, respectively, in connection with its digital assets receivable, which includes the amortization of a nonrefundable upfront fee received in connection with digital assets receivable. During the nine months ended September 30, 2026, all outstanding digital assets receivable were collected by the Company, and the Company does not have any allowance for credit losses for digital assets receivable as of September 30, 2026. In the three and nine months ended September 30, 2026, the Company recorded the net recovery of credit losses of $0 and $405,331, respectively, from the release of all allowance for credit losses related to its digital assets receivable.

The Company did not have any digital assets receivable during the nine months ended September 30, 2025. For the three and nine months ended September 30, 2025, the Company did not recognize any interest income, credit losses, or recovery of credit losses in connection with digital assets receivable.

OTC HYPE Options

In the three and nine months ended September 30, 2026, the Company’s net gains on derivative instruments totaled $401,406 and $552,839, respectively. As of September 30, 2026, there were no outstanding OTC HYPE options. The Company did not record any gains or losses on derivative instruments during the three and nine months ended September 30, 2025.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Digital Asset Reconciliation

The following table presents changes in the components of the Company’s digital assets from December 31, 2025 to September 30, 2026:

		Digital	Digital	Digital	Total
	Digital	Assets	Intangible	Intangible Assets	Digital
	Assets	Receivable	Assets	Receivable	Assets
Balance, December 31, 2025	$16,345,347	$6,935,131	$20,591,555	$—	$43,872,033
Digital assets received pursuant to strategic agreements	150,163	—	—	—	150,163
HYPE Purchases	13,044,507	—	—	—	13,044,507
Sales and dispositions of digital assets	(3,336,174)	—	—	(15,485,000)	(18,821,174)
Deposits into Hyperion Rysk Vault	—	—	2,935,496	—	2,935,496
Redemptions from Hyperion Rysk Vault	—	—	(2,951,289)	—	(2,951,289)
Deposits of digital assets into liquid staking activities	(750,066)	—	750,066	—	—
Withdrawals of digital intangible assets from liquid staking activities	3,115,798	—	(3,115,798)	—	—
Net HYPE received from native staking activities (1)	1,063,454	91,772	—	—	1,155,226
HYPE commission paid to co-validators	(207,174)	—	—	—	(207,174)
Exchange of digital intangible assets for digital intangible assets receivable	—	—	(36,583,542)	36,583,542	—
Exchange of digital assets for digital assets receivable	(2,775,502)	2,775,502	—	—	—
Exchange of digital intangible assets receivable for digital intangible assets	—	—	25,598,469	(25,598,469)	—
Settlement of digital assets receivable	26,900,501	(26,900,501)	—	—	—
Non-cash interest income from digital assets receivable	—	307,278	—	—	307,278
Realized and unrealized gains (2)	55,527,117	16,385,487	17,563,468	5,004,291	94,480,363
Realized and unrealized losses(3)	(293,569)	—	(34,393)	(504,364)	(832,326)
Impairment	—	—	(3,571,741)	—	(3,571,741)
Recovery of credit losses, net	—	405,331	—	—	405,331
Balance, September 30, 2026	$108,784,402	$—	$21,182,291	$—	$129,966,693
(1)

Represents $1,412,379 of net Company revenues, less: (i) $74,129 of revenues received or receivable in stablecoins on the accompanying condensed balance sheet as of September 30, 2026; (ii) $367,594 of net costs previously accrued and deferred revenue recognized, and (iii) $22,604 of HYPE receipts included in other income on the accompanying statement of operations for the nine months ended September 30, 2026, plus $207,174 of HYPE commissions presented separately in this table.

(2)	Includes $36,738,701 and $57,741,662 of realized and unrealized gains, respectively.
(3)	Includes $830,868 and $1,458 of realized and unrealized losses, respectively, which are netted against the related gains on the accompanying statements of operations.

Digital Assets

The following table sets forth the units, cost basis and fair value of digital assets held, as shown on the condensed balance sheet as of September 30, 2026:

	Units	Cost Basis	Fair Value
HYPE digital assets	1,197,670	$60,089,104	$108,784,402
Total		$60,089,104	$108,784,402

Digital Intangible Assets

The Company tracks the cost of its LSTs and digital intangible assets on a token-by-token basis. Impairment losses for the Company’s LSTs are recognized when the fair value falls below their carrying value. The fair value of LSTs is estimated based on the original digital asset token deposited minus transaction costs, without the inclusion of any accrued but unrealized staking rewards. The Company reported impairment losses of $1,571,216 and $3,571,741 for the three and nine months ended September 30, 2026, respectively, and $6,289,847 for the three and nine months ended September 30, 2025, on the condensed statements of operations under “Impairment loss – digital intangible assets”.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table sets forth the units, cost basis, and carrying amount of digital intangible assets held, as shown on the condensed balance sheets as of September 30, 2026:

	Units	Cost	Carrying Value
HiHYPE	398,277	$18,902,486	$8,813,330
kHYPE	206,529	12,800,494	11,376,977
kmHYPE	28,888	884,473	597,068
Other digital intangible assets		499,966	394,916
Total		$33,087,419	$21,182,291

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2026	2025
Accrued compensation expense	$830,357	$190,709
Accrued dividend	765,750	792,616
Accrued professional services	464,833	157,770
Accrued franchise tax	150,000	193,052
Accrued foreign tax	—	100,000
Other accrued expenses	285,449	186,959
Accrued rework of clinical supply returns	—	250,000
Total accrued expenses and other current liabilities	$2,496,389	$1,871,106

Note 8 - Deferred Revenue

As of September 30, 2026 and December 31, 2025, deferred revenue was $811,969 and $0, respectively. The Company recognized revenue of $33,991 and $0 during the three and nine months ended September 30, 2026, respectively, that was included in deferred revenue at the beginning of each respective period. The Company expects to recognize the deferred revenue balance as of September 30, 2026 as revenue within the next twelve months.

Note 9 – Notes Payable

As of September 30, 2026 and December 31, 2025, notes payable consisted of the following:

	September 30, 2026			December 31, 2025
	Notes Payable	Debt Discount	Net	Notes Payable	Debt Discount	Net
Current Portion:
FIRST Insurance Funding Loan	$182,637	$—	$182,637	$—	$—	$—
Total Current Portion	$182,637	$—	$182,637	$—	$—	$—

Non-Current Portion:
Avenue - Notes payable	$—	$—	$—	$8,339,366	$(543,230)	$7,796,136
Total Non-Current Portion	$—	$—	$—	$8,339,366	$(543,230)	$7,796,136
Notes payable - total	$182,637	$—	$182,637	$8,339,366	$(543,230)	$7,796,136

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Avenue Loan

On June 17, 2025, the Company entered into the Fourth Amendment of the Loan and Security Agreement in connection with the Avenue Loan which, among other things, extended the maturity date of the loans to July 1, 2028; provided for an interest - only period from July 1, 2025 until January 31, 2027 (with principal payments set to begin in February 2027); and reduced the interest rate from 12.0% to 8.0% (payable half in cash and half in kind). The effective interest rate on the Avenue Loan was 8.5% and 8.6% for the three and nine months ended September 30, 2026, respectively, excluding the amortization of the debt discount, and 11.2% and 11.3% for the three and nine months ended September 30, 2026, respectively, including the amortization of the debt discount.

On September 28, 2026, the Company repaid the Avenue Loan in full pursuant to a payoff letter dated September 28, 2026. The Company paid $8,592,906 to the lenders, representing $8,595,762 of outstanding principal, including paid-in-kind interest, net of a $2,856 interest refund, and paid $35,005 of the lenders’ legal fees. Upon the payoff, the commitment was terminated, all liens on the Company’s assets were released, and the Company was discharged from its obligations under the loan documents. The Company recognized a loss on extinguishment of debt of $413,701 during the three and nine months ended September 30, 2026, consisting of the write-off of unamortized debt discount of $378,696 and lender legal fees of $35,005. As of September 30, 2026, no amounts were outstanding under the Avenue Loan.

During the three months ended September 30, 2026 and 2025, the Company recorded interest expense related to the Avenue Loan of $225,301 (which includes $53,612 of amortization of debt discount) and $223,080 (which includes $55,461 of amortization of debt discount), respectively. During the three months ended September 30, 2026, interest expense in the amount of $58,715 was added to the principal balance outstanding as of the loan repayment date of September 28, 2026.

During the nine months ended September 30, 2026 and 2025, the Company recorded interest expense related to the Avenue Loan of $674,473 (which includes $164,534 of amortization of debt discount) and $1,332,989 (which includes $640,969 of amortization of debt discount), respectively. During the nine months ended September 30, 2026, interest expense in the amount of $253,540 was added to the principal balance outstanding as of the loan repayment date of September 28, 2026.

FIRST Insurance Funding Loan

On February 24, 2026, the Company issued a note payable in the amount of $598,055 for the purchase of a directors and officers’ liability insurance policy (the “2026 D&O Loan”). The note accrues interest at a rate of 6.15% per year and matures on December 24, 2026. The 2026 D&O Loan is payable in ten monthly payments of $61,504 consisting of principal and interest. Interest expense for the three and nine months ended September 30, 2026 was $4,655 and $15,112, respectively. As of September 30, 2026, $182,637 remained outstanding under the 2026 D&O Loan, which is the Company’s only note payable outstanding.

Note 10 – Commitments and Contingencies

HAUS Agreements

On March 18, 2026, the Company entered into a HAUS Agreement with Silhouette AG (“Silhouette”). The Company agreed to link 100,000 of its owned and staked HYPE tokens to the trading wallet of Silhouette, allowing Silhouette to receive reduced trading fees for traders using its platform, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards. These tokens are included in “Digital assets” on the condensed balance sheets (see Note 6), with a fair value of approximately $9.1 million as of September 30, 2026. The agreement has an initial term of 52 weeks and is automatically renewable for successive 52-week periods unless either party provides notice of termination within 30 days prior to the end of the initial term; in addition, the Company may terminate the agreement for any reason upon 90 days’ prior written notice.

The Company entered into a HAUS Agreement with Skew Technologies, Inc. (“Skew”). The Company agreed to supply 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn a portion of the trading fees generated on these markets as income, plus 100% of staking rewards. These tokens are included in “Digital assets” on the condensed balance sheets (see Note 6), with a fair value of approximately $45.4 million as of September 30, 2026. The agreement has an initial term of 52 weeks and is automatically renewable for successive 26-week periods unless either party provides notice of termination within 60 days prior to the end of the initial term; in addition, the Company may terminate the agreement for any reason upon 90 days’ prior written notice.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On August 10, 2026, the Company entered into a HAUS Agreement with Bursa. The Company agreed to supply 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn fees from Bursa plus 100% of staking rewards. These tokens are included in “Digital assets” on the condensed balance sheets (see Note 6), with a fair value of approximately $45.4 million as of September 30, 2026. The agreement has an initial term of 52 weeks and is automatically renewable for successive 26-week periods unless either party provides notice of termination within 60 days prior to the end of the initial term.

HyperLend Revenue-Sharing Agreement

In connection with the Company’s Revenue-Sharing Agreement executed with HyperLend on March 31, 2026, the Company is contractually limited in its ability to sell its HPL tokens for two years. Initially, the Company is required to stake its 10 million HPL tokens for one year; 1 million of the Company’s HPL tokens have been deposited into liquid staking activities in exchange for sHPL as of March 31, 2026, and the Company’s remaining 9 million HPL tokens were subsequently deposited into liquid staking activities in exchange for sHPL on April 1, 2026. After the one-year staking requirement, sale restrictions on the HPL tokens received shall release linearly over a subsequent 12-month vesting period, with 1/12 becoming freely transferable on the first day of each calendar month. If the Company does not abide by the staking and vesting requirements, the Company contractually must repay to HyperLend the unvested portion of the HPL tokens in-kind or in USDC equivalent, plus a penalty of 25%.

Joint Validator Operator’s Agreement

On October 27, 2025, the Company entered into a Joint Validator Operator’s Agreement (the “Joint Validator Agreement”) with Kinetiq and MAVAN, effective retroactively to June 25, 2025. The Joint Validator Agreement formalizes the parties’ collaboration in jointly operating a co-branded KxH validator node on the Hyperliquid L1 blockchain.

Under the Joint Validator Agreement, the Company initiated the validator with 10,000 HYPE and agreed to provide staking capital from its treasury of HYPE tokens, so that the validator enters Hyperliquid’s active set of validators and it is eligible to produce and attest blocks in the Hyperliquid consensus protocol. The Company is contractually required to keep 10,000 HYPE tokens at the validator, and these tokens are included in “Digital assets” on the condensed balance sheets and “HYPE digital assets” within Note 6 – Digital Assets, with a fair value of $0.9 million as of September 30, 2026. Kinetiq will contribute validator operations support, smart contract infrastructure, and stake-routing tooling via its liquid staking protocols, and MAVAN will host and manage the validator infrastructure, including uptime, monitoring and security, and is responsible for maintaining ISO/IEC 27001 and System and Organization Controls 2 compliance.

The Joint Validator Agreement outlines shared responsibilities for validator operations, governance, incident response, and performance monitoring. It includes a revenue-sharing arrangement whereby staking commissions and other validator-level rewards are allocated among the Company, Kinetiq and MAVAN, with specific overrides for referred delegations.

The Joint Validator Agreement automatically renews annually unless terminated by any party with 90 days’ notice of its June 25, 2027 anniversary date.

Litigation, Claims and Assessments

In the normal course of business, the Company may be involved in legal proceedings, claims and assessments arising in the ordinary course of business. The Company records legal costs associated with loss contingencies as incurred and accrues for all probable and estimable settlements.

Note 11 – Income Tax

The Company accounts for income taxes in interim periods using the estimated annual effective tax rate method. Under this method, the Company estimates its annual effective tax rate for the full fiscal year and applies that rate to year-to-date pre-tax income or loss, and records discrete tax items in the period in which they occur. The Company’s effective income tax rate for the three and nine months ended September 30, 2026 and 2025 was 0.0% in each period, compared with the U.S. federal statutory rate of 21.0%, primarily because existing net operating loss carryforwards offset deferred taxable income, with a full valuation allowance maintained against the Company’s deferred tax assets.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Company continues to assess the realizability of its deferred tax assets at each reporting date. Based on the weight of available evidence, management concluded that it is not more likely than not that the Company’s net deferred tax assets will be realized and, accordingly, the Company continues to maintain a full valuation allowance as of September 30, 2026.

During the three months ended March 31, 2026, the Company determined that certain pre-change net operating loss carryforwards are no longer available due to the continuity of business enterprise requirement under Section 382(c) of the Internal Revenue Code of 1986. As a result, the Company reduced the related gross deferred tax assets during the three months ended March 31, 2026. Because the Company continues to maintain a full valuation allowance against its deferred tax assets, this adjustment had no impact on income tax expense for the three or nine months ended September 30, 2026.

Changes in tax laws, rulings, regulations, and interpretations may materially affect the Company’s effective tax rate in future periods.

Note 12 – Stockholders’ Equity (Deficit)

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

Common Stock Issuances

On January 5, 2026, April 6, 2026, and July 6, 2026, pursuant to Section 3.1 of the Company’s Certificate of Designation of Preferences, Rights and Limitations of Series A Non-Voting Convertible Preferred Stock (as amended, the “Certificate of Designation”), dated June 17, 2025, the Company paid its quarterly dividend payable to the Series A Preferred Stock in 244,518, 236,318, and 235,618 shares of the Company’s common stock, respectively.

In the three months ended September 30, 2026, there were no conversions of Series A Preferred Stock. In the nine months ended September 30, 2026, 200,000 shares of Series A Preferred Stock were converted into 600,000 shares of the Company’s common stock. As of September 30, 2026, 5,235,897 shares of Series A Preferred Stock remain outstanding.

On May 7, 2026, the Company closed a public offering of 2,777,778 common shares and received approximately $8.9 million in net proceeds. On May 13, 2026, the Company sold an additional 132,249 shares of the Company’s common stock, resulting in approximately $0.4 million in net proceeds to the Company.

At-The-Market Program

The Company did not sell shares under its at-the-market program in the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company received approximately $21.8 million in proceeds net of offering costs of $0.7 million from the sale of 1,929,207 shares of its common stock under its at-the-market program.

During the nine months ended September 30, 2026 and 2025, the Company received approximately $8.5 million and $30.0 million in proceeds, respectively, net of offering costs of $0.4 million and $1.0 million, respectively from the sale of 2,352,776 and 4,379,696 shares of its common stock, respectively, under its at-the-market program.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Share Repurchase Program

On September 2, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s outstanding common stock. The program remains in effect for up to 12 months and does not obligate the Company to repurchase any particular number of shares. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, block trades or other means, subject to market conditions and applicable legal, regulatory and contractual requirements.

In the three months ended September 30, 2026, the Company repurchased 240,124 shares of its common stock in privately negotiated transactions at $3.21 per share. Including transaction costs, the aggregate cost of the repurchase was $787,607. The repurchased shares were retired and resumed the status of authorized but unissued shares, and the excess of the repurchase price over par value was recorded as a reduction of additional paid-in capital. As of September 30, 2026, approximately $19.2 million remained available under the share repurchase authorization.

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

On June 20, 2025, the Company filed the Certificate of Designation to provide for the designation of 5,435,898 shares of Series A Preferred Stock. The key features of the Series A Preferred Stock are that (a) each share of Series A Preferred Stock is convertible into three shares of common stock; (b) it accrues quarterly cumulative dividends at 6% per annum payable in cash or common stock at the Company’s option; (c) it participates in declared and paid cash common stock dividends; and (d) it is non-voting except for certain protective covenants. The Series A Preferred Stock has a liquidation preference of $50,766,000 as of September 30, 2026, equal to the original purchase price, plus any accrued and unpaid dividends.

The Company incurred cash issuance costs of $634,250 in connection with the Purchase Agreement, which was charged against additional paid in capital during the nine months ended September 30, 2025. In addition, the placement agent, as compensation for its services, received securities valued at $3.0 million, consisting of 307,692 shares of Series A Preferred Stock and five-year warrants to purchase 1,846,153 shares of common stock at an exercise price of $3.25 per share exercisable beginning on December 21, 2025.

The Company has determined that the Series A Preferred Stock, plus the investor and placement agent warrants, are qualified to be equity classified.

Stock-Based Compensation Expense

The Company records stock-based compensation expense related to common stock, stock options and restricted stock units (“RSUs”). For the three and nine months ended September 30, 2026 and 2025, the Company recorded stock-based compensation expense allocated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$—	$126,054	$43,121	$348,022
Selling, general and administrative	1,553,671	(1,473,085)	4,947,385	4,258,229
	$1,553,671	$(1,347,031)	$4,990,506	$4,606,251

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

During the nine months ended September 30, 2026, there were no new issuances, exercises or expirations of warrants. The following table presents information related to warrants as of September 30, 2026:

Warrants Outstanding		Warrants Exercisable
		Weighted
	Outstanding	Average	Exercisable
Exercise	Number of	Remaining Life	Number of
Price	Warrants	In Years	Warrants
$3.2500	32,615,383	3.7	32,615,383
$4.0000	350,000	3.7	350,000
$5.2720	394,236	3.9	394,236
$8.6080	302,044	3.3	302,044
$40.0000	108,695	3.3	108,695
$55.2000	49,279	3.3	49,279
$380.8000	1,148	4.6	1,148
	33,820,785	3.7	33,820,785

Restricted Stock Units

A summary of the restricted stock units activity during the nine months ended September 30, 2026 is presented below:

		Weighted
		Average
	Number of	Grant Date
	RSUs	Price
RSUs non-vested January 1, 2026	1,545,000	$6.63
Granted	364,674	3.26
Vested	(366,106)	5.83
RSUs non-vested September 30, 2026	1,543,568	$6.03

Vested RSUs undelivered January 1, 2026	284,551	$5.49
Vested during the period	366,106	5.83
Delivered- net of shares withheld for taxes	(406,185)	5.75
Shares withheld to satisfy employee tax obligations	(145,921)	5.30
Vested RSUs undelivered September 30, 2026	98,551	$5.96

RSUs have been granted to directors, employees and contractors in accordance with the Company’s Amended and Restated 2018 Omnibus Stock Incentive Plan (the “2018 Omnibus Plan”). Some RSUs are subject to delayed delivery of the shares underlying the vested RSUs until the termination of grantee service.

As of September 30, 2026, there was $5.0 million of unrecognized stock-based compensation expense related to RSUs which will be recognized over a weighted average period of 1.8 years.

Treasury Stock

The Company records repurchases of its own common stock at cost. Repurchased common stock is presented as a reduction of equity in the condensed balance sheets. Gains resulting from differences between the cost of treasury stock and the re-issuance proceeds are credited to additional paid-in capital. Losses resulting from differences between the cost of treasury stock and the re-issuance proceeds are debited to additional paid-in capital.

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On December 29, 2025, 82,324 shares were withheld from a delivery of RSUs to the Company’s Chief Executive Officer to cover the Company’s tax obligations, reflected as treasury stock as of December 31, 2025. On March 20, 2026, the Company’s Board of Directors, pursuant to Section 243 of the Delaware General Corporation Law, approved a resolution whereby shares of the Company’s common stock that are withheld in the future upon vesting of the RSUs or exercise of options to satisfy tax withholding obligations or the exercise price of options, as the case may be, will automatically be retired and such shares will (1) resume the status of authorized but unissued shares of common stock and (2) again become available for issuance pursuant to inducement grants or the 2018 Omnibus Plan, as the case may be. As a result of the retirement, the Company derecognized the treasury shares to additional paid in capital during the nine months ended September 30, 2026.

In the three months ended September 30, 2026, the Company repurchased 240,124 shares of its common stock in privately negotiated transactions at $3.21 per share. Including transaction costs, the aggregate cost of the repurchase was $787,607 (see Share Repurchase Program, above).

Note 13 - Segment Reporting

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

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables summarize the activity of the Company’s segments for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,
	2026			2025
	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Assets	Other	Total	Technology	Assets	Other	Total

Revenue:
Revenue	$810,415	$—	$810,415	$—	$302,506	$—	$302,506
Gross Profit	810,415	—	810,415	—	302,506	—	302,506
Less:
Research and Development:
Salaries and benefits	—	—	—	173,929	—	—	173,929
Direct clinical and non-clinical expenses	—	—	—	19,896	—	—	19,896
Facilities expenses	—	—	—	44,919	—	—	44,919
Non-cash stock based compensation expenses	—	—	—	126,054	—	—	126,054
Other expenses (1)	—	2,255	2,255	9,057	—	—	9,057
Realized gain - digital assets and digital assets receivable	(14,424,565)	—	(14,424,565)	—	(6,942,713)	—	(6,942,713)
Unrealized gain - digital assets	(29,826,591)	—	(29,826,591)	—	(6,440,804)	—	(6,440,804)
Impairment loss - digital intangible assets	1,571,216	—	1,571,216	—	6,289,847	—	6,289,847
Net gain on derivative instruments	(401,406)	—	(401,406)	—	—	—	—
Segment (income) loss	(43,891,761)	2,255	(43,889,506)	373,855	(7,396,176)	—	(7,022,321)
Reconciling Items
Selling, general and administrative expense (2)	—	3,791,580	3,791,580	—	—	2,594,130	2,594,130
Other expense, net (3)	—	512,539	512,539	—	—	(2,197,391)	(2,197,391)
Net Income (Loss)	$43,891,761	$(4,306,374)	$39,585,387	$(373,855)	$7,396,176	$(396,739)	$6,625,582
(1)	Other research and development expenses consist primarily of miscellaneous research and development costs.
(2)	Selling, general and administrative expenses primarily include general and administrative compensation expenses (including stock-based compensation), professional fees, insurance, director fees, investor relations and facilities expenses.
(3)	Other (income) expense, net includes interest income, interest expense, other income and gain (loss) on extinguishment of debt (see Note 9 – Notes Payable).

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2026			2025
	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Assets	Other	Total	Technology	Assets	Other	Total

Revenue:
Revenue	$1,412,379	$—	$1,412,379	$14,720	$302,506	$—	$317,226
Less:
Cost of revenue	—	—	—	(48)	—	—	(48)
Gross Profit	1,412,379	—	1,412,379	14,672	302,506	—	317,178
Less:
Research and Development:
Salaries and benefits	—	167,226	167,226	1,017,960	—	—	1,017,960
Direct clinical and non-clinical expenses	—	67,548	67,548	108,816	—	—	108,816
Facilities expenses	—	13,044	13,044	178,187	—	—	178,187
Non-cash stock based compensation expenses	—	43,121	43,121	348,022	—	—	348,022
Supplies and materials	—	—	—	25,130	—	—	25,130
Other expenses (1)	—	8,356	8,356	43,361	—	—	43,361
Depreciation expense	—	48,215	48,215	—	—	—	—
Realized gain - digital assets and digital assets receivable	(35,907,834)	—	(35,907,834)	—	(6,942,713)	—	(6,942,713)
Unrealized gain - digital assets	(57,740,204)	—	(57,740,204)	—	(6,440,804)	—	(6,440,804)
Impairment loss - digital intangible assets	3,571,741	—	3,571,741	—	6,289,847	—	6,289,847
Net gain on derivative instruments	(552,839)	—	(552,839)	—	—	—	—
Recovery of credit losses, net	(405,331)	—	(405,331)	—	—	—	—
Segment (income) loss	(92,446,846)	347,510	(92,099,336)	1,706,804	(7,396,176)	—	(5,689,372)
Reconciling Items
Selling, general and administrative expense (2)	—	12,203,776	12,203,776	—	—	12,645,156	12,645,156
Impairment of right-of-use assets	—	57,773	57,773	—	—	—	—
Other expense, net (3)	—	460,887	460,887	—	—	(1,406,914)	(1,406,914)
Net Income (Loss)	$92,446,846	$(13,069,946)	$79,376,900	$(1,706,804)	$7,396,176	$(11,238,242)	$(5,548,870)
(1)	Other research and development expenses consist primarily of miscellaneous research and development costs.
(2)	Selling, general and administrative expenses primarily include general and administrative compensation expenses (including stock-based compensation), professional fees, insurance, director fees, investor relations, facilities expenses, general strategic consulting and Nasdaq/SEC fees.
(3)	Other (income) expense, net includes interest income, interest expense, other income and gain (loss) on extinguishment of debt (see Note 9 – Notes Payable).

The following table summarizes the segment assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026			December 31, 2025
	Digital	Corporate/		Ophthalmic	Digital	Corporate/
	Assets	Other	Total	Technology	Assets	Other	Total
Segment Assets
Cash	$—	$6,624,503	$6,624,503	$—	$—	$6,310,878	$6,310,878
Digital assets	129,966,693	—	129,966,693	—	43,872,033	—	43,872,033
All other assets	—	9,698,516	9,698,516	132,652	—	1,448,693	1,581,345
Total Assets	$129,966,693	$16,323,019	$146,289,712	$132,652	$43,872,033	$7,759,571	$51,764,256

HYPERION DEFI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14 - Subsequent Events

HYPE Digital Token Activity

Subsequent to September 30, 2026, the Company entered into additional OTC HYPE options agreements with 50,000 HYPE tokens and approximately $3.4 million USDC being held by institutional derivative counterparties as collateral.

Subsequent to September 30, 2026, the Company redeemed approximately 28,888 km HYPE digital intangible assets into approximately 29,569 HYPE digital assets.

Subsequent to September 30, 2026, the Company sent 207,668 HYPE to a non-custodial vault provided by Fractal Networks Ltd. doing business as Upshift.

The fair value price of HYPE has declined from approximately $90.8 as of September 30, 2026 to $75.1 as of November 9, 2026, which corresponds to a fair value decline on our approximately 1.2 million tokens of HYPE digital assets held as of September 30, 2026 of approximately $18.9 million.

Series A Preferred Stock Dividend

On October 5, 2026, pursuant to Section 3.1 of the Company’s Certificate of Designation, the Company paid its quarterly dividend payable to holders of the Series A Preferred Stock in cash payments totaling $765,750.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of Hyperion DeFi, Inc. (“Hyperion DeFi,” the “Company,” “we,” “us” and “our”) as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with our unaudited condensed financial statements and the notes thereto included in this Quarterly Report on Form 10-Q as well as our financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Disclaimer

Certain information contained in this Item 2 relates to or is based on studies, publications, surveys and other data obtained from third-party sources and Hyperion DeFi’s own internal estimates and research. While Hyperion DeFi believes these third-party studies, publications, surveys and other data to be reliable as of the date of this report, it has not independently verified, and makes no representation as to, the adequacy, fairness, accuracy or completeness of any information obtained from third-party sources. In addition, no independent source has evaluated the reasonableness or accuracy of Hyperion DeFi’s internal estimates or research and no reliance should be made on any information or statements made in this report relating to or based on such internal estimates and research. You should conduct your own investigation and analysis of Hyperion DeFi, its business, prospects, results of operations and financial condition. In furnishing this information, Hyperion DeFi does not undertake any obligation to provide you with access to any additional information (including forward-looking information and any projections contained herein) or to update or correct the information, except as may be required by law.

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

The Company has also historically conducted research and development activities related to its proprietary Optejet User Filled Device, designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products. Substantially all operations related to Optejet have been wound down as of May 31, 2026. In July 2026, the Company sold all its right, title, and interest to intellectual property associated with the Optejet and the Company’s pharmaceutical development program to Arctic Vision (Hong Kong) Limited in exchange for a $100,000 release of indebtedness. The Company does not anticipate any material proceeds or future economic benefit from the Optejet.

HYPE Treasury

Hyperliquid is an L1 blockchain engineered for transparent high-frequency finance. The blockchain hosts fully on-chain perpetual futures and spot order books, with every order, cancel, trade and liquidation occurring within 70 - millisecond block times and offering up to 200,000 transactions per second, resulting in near-instant trade settlement. The Hyperliquid blockchain also hosts the HyperEVM, a general-purpose smart contract platform that, like Ethereum, supports permissionless decentralized financial applications such as perpetual futures trading platforms.

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

HYPE is the native token of Hyperliquid. The initial total supply of HYPE was set at 1 billion, which has been subsequently reduced to approximately 954 million as of October 31, 2026, as further described below, with 31% of the initial total supply issued in November 2024, and 38.88% of the initial total supply reserved for future community emissions. Hyperliquid has a unique network mechanism that autonomously purchases and removes HYPE tokens from circulation and moves them into an assistance fund (the “Assistance Fund”). This is done by using the trading fees generated on the network’s order books to buy back available HYPE. Approximately 99% of daily fees are allocated to this mechanism, which creates consistent open market demand for the token. As of July 2026, approximately 46 million HYPE have been acquired by the Assistance Fund. In December 2025, the Hyperliquid Foundation initiated a network-wide validator governance vote to formally recognize all HYPE tokens held in the Assistance Fund system address as permanently burned. The validators approved (via a majority vote) that the tokens were mathematically irretrievable and must be treated as removed from both the circulating and total supply of HYPE.

The Hyperliquid L1 is a proof-of-stake blockchain, in which validators that have staked the threshold number of HYPE tokens are selected to produce blocks, and will receive rewards when they successfully validate blocks. Holders of HYPE can delegate to validators who then are able to vote on certain decisions regarding the platform, such as the listing and de-listing of new markets. Any holder of HYPE can delegate HYPE to a validator to earn staking rewards, should the validator successfully participate in network consensus. Staked HYPE is locked until un-staked, and subject to a seven-day un-staking queue before HYPE is released back to the user. Staking also provides revenues to the Company in the form of staking yields; however, the required seven-day unlocking period may limit the Company’s liquidity while its HYPE remains staked. In addition, all HiHYPE, kHYPE, and kmHYPE owned by the Company, and other future liquid staked HYPE that may be potentially owned by the Company, will be subject to the same seven-day unlocking period. The Company anticipates that it will have sufficient cash and cash equivalents to cover its operating expenses and any debt obligations during these periods. The Company initialized the staking process on July 1, 2025, and as of September 30, 2026, it had approximately 1,147,471 HYPE native staked directly to the Kinetiq x Hyperion validator, described further below. Staking was the primary revenue generation strategy for the Company in the three and nine months ended September 30, 2026.

Key Metrics of Hyperliquid and HYPE as of October 31, 2026

●	Ranked #7 market cap among circulated cryptocurrencies (excluding stablecoins)
●	Hyperliquid generates annual fees of approximately $1.0 billion, based on an observed 30-day run-rate of $83 million
●	Approximately 99% of Hyperliquid revenues are used by the Assistance Fund, which has cumulatively purchased and owns approximately 48 million HYPE tokens with a market value of $4.2 billion
●	There have been approximately 2.0 million cumulative Hyperliquid marketplace users since inception
●	The Hyperliquid token’s maximum supply is 952 million, of which the circulating supply is 254 million, corresponding to a market capitalization outstanding of approximately $22.1 billion
●	Trading volume on Hyperliquid exceeded $230 billion in the thirty days ended October 31, 2026
●	Cumulative Hyperliquid fees have exceeded $1.7 billion since inception
●	Cumulative cryptocurrency perpetuals trading volume on Hyperliquid has exceeded $5.6 trillion since inception

Digital Assets Business Activities

Since the Company first pivoted to its Hyperliquid DeFi strategy in June 2025, we have continued to emphasize that our business is “more than just HYPE”. The accumulation of HYPE is the first step in a broader DeFi monetization roadmap that continues to accelerate.

As part of its broader on-chain engagement strategy, on October 27, 2025, the Company entered into a Joint Validator Operator’s Agreement with Kinetiq and MAVAN, that established a co-branded Hyperliquid validator, referred to as “Kinetiq x Hyperion”. Validator operations are further supported by infrastructure provided by MAVAN, an institutional staking services provider. Under this agreement, staking commissions and other validator-level rewards are allocated among Hyperion (50%), Kinetiq (25%) and MAVAN (25%), subject to overrides including referred delegations. On April 6, 2026, the Company, Kinetiq, and MAVAN agreed to amend the revenue-sharing allocation solely for validator commissions earned on tokens delegated through Kinetiq’s front-end portal to the following allocation: Hyperion (25%), Kinetiq (50%), and MAVAN (25%).

By running the joint validator, the Company can directly access HYPE staking yield in addition to supporting Hyperliquid’s network stability and security. Our Kinetiq x Hyperion validator has experienced rapid growth and has over approximately 6.3 million in delegated HYPE as of October 31, 2026, (including HYPE tokens owned by the Company). HYPE holdings are required to participate in ecosystem governance, and we aim to support the growth of the Hyperliquid ecosystem.

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

In October 2025, the Hyperliquid network implemented the Hyperliquid Improvement Proposal 3 (“HIP-3”) upgrade, which enables any user with 500,000 HYPE staked at a deployer address to launch a custom on-chain perpetual futures market for non-crypto assets such as equities, commodities and indices. In July 2026, Hyperliquid Labs announced the Hyperliquid Improvement Proposal 4 (“HIP-4”) upgrade, which enables any user with 500,000 HYPE staked at a deployer address to launch custom on-chain outcome markets such as prediction markets, options, and other binary-resolution financial instruments. These network upgrades expand both Hyperliquid’s product suite and its potential user base, further establishing it as a premier on-chain destination for financial activity.

Recent announcements by Payward, Inc. (parent of Kraken) in September 2026 and Intercontinental Exchange, Inc. (parent of the NYSE) in October 2026 contemplate the potential introduction of regulated perpetual futures markets in the United States that would utilize Hyperliquid’s infrastructure under the HIP-3* framework, an optional extension of HIP-3 that enables deployer-controlled on-chain allowlists for permissioned markets. These initiatives remain contingent on obtaining necessary regulatory approvals, the finalization and mainnet deployment of HIP-3*, and other conditions. The ultimate timing and launch of these initiatives is uncertain.

To support HIP-3, the Company provided Felix Foundation (“Felix”) with the HYPE required to launch a perpetual futures market and received a share of the fees earned from trading activity through its HAUS agreement; in June 2026, the HAUS agreement with Felix was terminated and this perpetuals exchange was wound down. This perpetual futures market was operated and maintained by Felix outside the United States, and was not made available or marketed to U.S. persons.

The Company entered into a HAUS Agreement with Skew, pursuant to which we supplied 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn a portion of the trading fees generated on these markets as income, plus 100% of staking rewards.

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

Anchorage Digital Bank National Association (“Anchorage Digital”), which has full support asset custody on HyperEVM, provides custody and trade execution services for HYPE. Anchorage Digital is a federally chartered cryptocurrency bank in the United States, serves as a custodian for digital assets, and is licensed and regulated by the Office of the Comptroller of the Currency. Anchorage Digital has institutional-grade security required by institutional investors and employs hardware security modules (“HSMs”) to secure digital assets. We believe that Anchorage Digital’s public support for Hyperliquid by prioritizing development of infrastructure uniquely for Hyperliquid is a testament to the future prospects of the Hyperliquid ecosystem.

Because Anchorage Digital does not currently support the HyperCore infrastructure required for the Company’s strategy to stake HYPE and operate on-chain, HYPE used for those purposes must be held in self-custodied wallets. The Company holds its HYPE in self-custodied cold wallet addresses using infrastructure provided by regulated custodians, including Porto by Anchorage Digital, and hardware wallet providers such as Ledger. These arrangements provide the Company flexibility to reallocate HYPE among its wallet addresses, and holdings may be concentrated with a single infrastructure provider from time to time. To support security of its self-custodied cold wallets, the Company utilizes the Porto security infrastructure as well as additional protections such as a HyperCore-native multi-signature configuration that requires multiple Company-owned addresses as additional signers. The Company periodically evaluates additional custody infrastructure providers to support operational flexibility as its HYPE strategy evolves.

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

Overview of the HYPE Token Lifecycle

HYPE Creation

The circulating supply of HYPE is approximately 254 million tokens as of October 31, 2026. The first token generation event occurred on November 29, 2024, with approximately 310 million tokens created and circulated. Approximately 389 million HYPE tokens were initially reserved for future community rewards and emissions. Approximately 238 million HYPE tokens are reported to be vesting to core contributors of the Hyperliquid blockchain beginning November 29, 2025 and continuing over a multi-year vesting schedule. The amounts reported to have been vested include approximately 1.75 million HYPE in November 2025, 1.2 million HYPE in December 2025, 140,000 HYPE in January 2026, 173,000 HYPE in February 2026, 333,000 HYPE in March 2026, 422,000 HYPE in April 2026, 534,000 HYPE in May 2026, 452,000 HYPE in June 2026, 433,000 HYPE in July 2026, 433,000 HYPE in August 2026, 3.75 million HYPE in September 2026, and 180,000 HYPE in October 2026. The initial total supply of HYPE was set at 1 billion, which has been subsequently reduced to approximately 952 million as of October 31, 2026 due to purchases by the Assistance Fund, which are deemed permanently burned.

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

In February 2026, the Company launched in partnership with the Rysk protocol an Institutional Volatility Income Vault (“IVIV”). Rysk is an on-chain volatility income protocol that enables established options strategies such as covered calls and cash-secured puts to be executed fully on-chain, making volatility income more accessible and composable while potentially reducing counterparty risk versus OTC option execution. During the three and nine months ended September 30, 2026, the Company executed options on the price of HYPE within the IVIV, and anticipates future third-party monetization opportunities from the partnership.

In March 2026, the Company launched a partnership with HyperLend, including a Private Pool Participation Agreement and a Revenue-Sharing Agreement. HyperLend is a privately held fintech company that develops a decentralized, blockchain-based money-market platform designed to facilitate the lending and borrowing of digital assets. Operating on an EVM blockchain, HyperLend’s platform enables users to deposit crypto assets, earn interest, and obtain collateralized loans through smart contracts that emphasize real-time execution and on-chain transparency. HyperLend is venture-capital backed and positions itself as infrastructure for both retail and institutional participants seeking efficient, on-chain credit and liquidity solutions within the broader DeFi ecosystem. The Company believes HyperLend is a premier protocol for borrowing and lending digital assets on the HyperEVM.

During the three months ended September 30, 2026, the Company acted as lender under a short-term facility arranged through the HyperLend platform, in the principal amount of $1.0 million denominated in USDC and secured by staked HYPE collateral. The facility matured and was repaid in full prior to September 30, 2026, and no amounts were outstanding as of September 30, 2026. The Company may enter into additional lending facilities as part of its strategy to generate income from its treasury.

In September 2026, the Company entered into an arrangement with IBRL (BVI), Ltd. relating to the DoubleZero network. DoubleZero is a decentralized physical infrastructure network designed to provide low-latency, high-bandwidth connectivity for blockchain validators and other network participants. Its native utility token is “2Z”. 2Z is used to pay for access to the DoubleZero network and to reward contributors who supply bandwidth and hardware that meet the network’s performance standards. In September 2026, in connection with the Company’s agreement with DoubleZero Edge, the Company obtained 10,000,000 2Z tokens. Under that agreement, the Company provides early testing and validator infrastructure support for the launch of DoubleZero Edge’s Hyperliquid market data feeds.

HYPE Native Staking & Validating

On the Hyperliquid Network, staking rewards are determined by the protocol and are distributed to validators and their associated stakers based on the proportion of their stake relative to the total active HYPE staked in the network. The rewards come from Hyperliquid’s future emissions reserve. The staking reward rate formula is inspired by Ethereum’s model, where the reward rate is inversely proportional to the square root of total HYPE staked. As of October 31, 2026, the annual reward rate is approximately [2.1]% per year (net rate after validator commission, which varies among individual validators). Rewards are accrued continuously (every minute) and are automatically distributed and compounded daily with automatic redelegation to the staked validator. This means that Hyperion DeFi’s staking balance grows automatically, without requiring manual intervention or claiming transactions.

The Company operates a dedicated validator node on Hyperliquid in partnership with Kinetiq and MAVAN, under its Kinetiq x Hyperion Joint Validator Operator’s Agreement. Through the Kinetiq x Hyperion validator, Hyperion DeFi participates directly in Hyperliquid’s consensus and block production. The validator receives validator rewards proportional to its total delegated stake, generates validator commission income from HYPE stakers who delegate to it, and contributes to Hyperliquid Network decentralization by operating a professional validator node.

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

HYPE Liquid Staking

Liquid staking allows the Company to earn staking rewards while maintaining liquidity and accessing additional yield opportunities. Through liquid staking, we deposit HYPE to a non-custodial liquid staking protocol and receive liquid staking tokens in return that represent our staked position and accrued rewards. These liquid staking tokens may be used throughout the HyperEVM ecosystem in decentralized finance applications, while the underlying HYPE remains staked and earning consensus-layer rewards. Hyperion DeFi participates in liquid staking through Kinetiq.

When the Company deposits HYPE to Kinetiq for staking, we receive liquid staking tokens such as HiHYPE, kHYPE or kmHYPE, which represent a proportional claim on the underlying staked HYPE and accrued staking rewards, remains liquid and tradeable on HyperEVM’s decentralized exchanges, automatically accrues staking rewards with the token balance increasing daily, can be redeemed for HYPE at any time (subject to liquidity and redemption queue conditions), and can be held, traded, or deployed in DeFi strategies without unstaking the underlying HYPE. The Kinetiq protocol operates non-custodially, meaning Kinetiq does not take possession or control of user HYPE; instead, users retain cryptographic control and can verify that their HYPE is staked to designated validators on HyperCore at all times.

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

On October 28, 2025, the Company entered into a HAUS agreement with Felix, pursuant to which we supplied 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company was entitled to earn a portion of the trading fees generated on these markets as income. The agreement was terminated in June 2026.

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

On March 18, 2026, the Company entered into a HAUS agreement with Silhouette. The Company linked 100,000 of its owned and staked HYPE tokens to the trading wallet of Silhouette, allowing Silhouette to receive reduced trading fees on the Hyperliquid decentralized exchange, and entitling the Company to earn a portion of those fee savings as income, plus 100% of staking rewards.

The Company entered into a HAUS agreement with Skew, pursuant to which we supplied 500,000 HYPE tokens to support custom markets on Hyperliquid’s permissionless infrastructure. The Company will be entitled to earn a portion of the trading fees generated on these markets as income, plus 100% of staking rewards.

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

The Optejet

Through April 2026, the Company was also developing the proprietary Optejet User Filled Device (the “Optejet UFD”), which is designed to work with a variety of topical ophthalmic liquids, including artificial tears and lens rewetting products.

Substantially all of the Company’s operations related to the Optejet were wound down as of May 31, 2026. In July 2026, the Company sold all its right, title, and interest to intellectual property associated with the Optejet and the Company’s pharmaceutical development program to Arctic Vision (Hong Kong) Limited in exchange for a $100,000 release of indebtedness. The Company does not anticipate any future economic benefit from the Optejet.

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

The Company did not sell shares under its at-the-market program in the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company received approximately $21.8 million in proceeds net of offering costs of $0.7 million from the sale of 1,929,207 shares of its common stock under its at-the-market program.

During the nine months ended September 30, 2026 and 2025, the Company received approximately $8.5 million and $30.0 million in proceeds, respectively, net of offering costs of $0.4 million and $1.0 million, respectively from the sale of 2,352,776 and 4,379,696 shares of its common stock, respectively, under its at-the-market program.

May 2026 Public Equity Issuance

On May 7, 2026, the Company closed a public offering of 2,777,778 common shares and received approximately $8.9 million in net proceeds. On May 13, 2026, the Company sold an additional 132,249 shares of the Company’s common stock, resulting in approximately $0.4 million in net proceeds to the Company.

Share Repurchase Program

On September 2, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s outstanding common stock. The program remains in effect for up to 12 months and does not obligate the Company to repurchase any particular number of shares. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, block trades or other means, subject to market conditions and applicable legal, regulatory and contractual requirements. During the three months ended September 30, 2026, the Company repurchased 240,124 shares of its common stock in privately negotiated transactions at $3.21 per share. Including transaction costs, the aggregate cost of the repurchase was $787,607. The repurchased shares were retired and resumed the status of authorized but unissued shares. As of September 30, 2026, approximately $19.2 million remained available under the authorization. The Company intends to evaluate repurchases alongside its other uses of capital, including additional HYPE accumulation and deployment into income-generating strategies, and may suspend or discontinue the program at any time.

Avenue Loan

On September 28, 2026, the Company repaid the $8.6 million Avenue Loan in full. Upon the payoff, the commitment was terminated, all liens on the Company’s assets were released, and the Company was discharged from its obligations under the loan documents. The Company recognized a loss on extinguishment of debt of approximately $0.4 million during the three and nine months ended September 30, 2026, consisting primarily of the write-off of unamortized debt discount.

The repayment was funded in part with proceeds from sales of HYPE digital assets. The Company elected to retire the facility ahead of its July 2028 maturity in order to eliminate the remaining interest burden, release the liens on its assets and simplify its capital structure as it continues to deploy its treasury into income-generating strategies. As of September 30, 2026, the Company had no long-term debt outstanding, and its only remaining notes payable was the 2026 D&O Loan with FIRST Insurance Funding, which matures on December 24, 2026.

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

The Company participates in Hyperliquid blockchain validation activities through its arrangements with third-party validator operators, Kinetiq and MAVAN. While we obtained unilateral control over the private keys beginning on December 15, 2025, the ongoing operation, maintenance, and performance of validator infrastructure, and the process of validation are conducted by our third-party validator operators. Given the Company does not perform the primary validating activities, the Company’s performance obligation is limited to delegating and arranging for validation services. Therefore, during the nine months ended September 30, 2026, the Company has determined it acts as an agent under ASC 606. Revenue is recognized on a net basis, representing the portion of blockchain rewards retained by the Company after amounts owed to third-party validator operators and third-party token delegators.

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

Ophthalmic Technology

Revenue was previously earned from the sale of our ophthalmological products. However, we have wound down our operations with respect to our ophthalmological products and had no revenue from sales of such products during the three and nine months ended September 30, 2026. Cost of sales consisted of the cost of the production of the ophthalmological products that were sold.

Research and Development Expenses

Ophthalmic Technology

Research and development expenses consisted primarily of internal salaries, benefits and non-cash stock-based compensation expenses incurred in connection with the prior research and development of our Optejet UFD device. Substantially all of the Company’s assets related to Optejet have been written off and operations related to the Optejet were wound down as of May 31, 2026.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of payroll and related expenses, legal and other professional services, insurance expense, and non-cash stock-based compensation expense. Following the wind-down of our Optejet operations, our selling, general and administrative expenses primarily support our digital asset treasury strategy.

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

Results of Operations

For the Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025

Revenue

Revenue for the three months ended September 30, 2026 totaled approximately $0.8 million, entirely from digital assets, driven mostly by the Company’s staking and validating activities. Revenue for the three months ended September 30, 2025 totaled approximately $0.3 million, entirely from digital assets.

Research and Development Expenses

Research and development expenses for the three months ended September 30, 2026 totaled less than $0.1 million, a decrease of approximately $0.4 million, or 99%, as compared to approximately $0.4 million recorded for the three months ended September 30, 2025.

The decrease primarily resulted from decreases in salaries and benefits and non-cash stock-based compensation that was due to the layoffs that occurred after the termination of our CHAPERONE study and wind down of our commercial operations relating to our ophthalmology product development. Substantially all of the Company’s operations related to Optejet have been wound down as of May 31, 2026. The Company expects little to no research and development expenses in the foreseeable future given the wind-down of the biotech operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended September 30, 2026 totaled approximately $3.8 million, an increase of approximately $1.2 million, or 46%, as compared to $2.6 million recorded for the three months ended September 30, 2025.

The increase primarily resulted from professional fees and general and administrative compensation expenses incurred in the three months ended September 30, 2026 in connection with the execution of our digital assets strategy.

Gains and Losses in Connection with Digital Assets

In the three months ended September 30, 2026, unrealized gains on digital assets totaled approximately $29.8 million, primarily due to an increase in the price of HYPE. In the three months ended September 30, 2025, unrealized gains on digital assets totaled approximately $6.4 million, primarily due to an increase in the price of HYPE.

In the three months ended September 30, 2026, realized gains on digital assets and digital assets receivable totaled approximately $14.4 million, primarily due to derecognitions of HYPE digital assets and digital assets receivable above the Company’s cost. In the three months ended September 30, 2025, realized gains on digital assets and digital assets receivable totaled approximately $6.9 million, primarily due to derecognitions of HYPE digital assets and digital assets receivable above the Company’s cost.

In the three months ended September 30, 2026, impairment loss on digital intangible assets totaled approximately $1.6 million. In the three months ended September 30, 2025, impairment loss on digital intangible assets totaled approximately $6.3 million. The impairment losses were primarily due to declines in the fair value of certain HYPE LST lots below their carrying amounts during the period.

Gains and Losses in Connection with OTC HYPE Options

The Company operates an over-the-counter (“OTC”) options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In the three months ended September 30, 2026, the Company bought and sold calls and puts on the price of HYPE. Sold call options were collateralized by HYPE owned by the Company (including HYPE LSTs), and sold put options were collateralized by the Company’s cash, cash equivalents, and USDC. In the three months ended September 30, 2026, the Company’s net gains on derivative instruments totaled approximately $0.4 million. As of September 30, 2026, there are no outstanding OTC HYPE options.

There were no gains or losses in connection with OTC HYPE options for the three months ended September 30, 2025.

Other Income (Expense)

Total other expense for the three months ended September 30, 2026 was approximately $0.5 million, compared to total other income of approximately $2.2 million for the three months ended September 30, 2025. Total other expense for the three months ended September 30, 2026 primarily consisted of a $0.4 million loss on extinguishment of debt and $0.2 million of interest expense primarily related to the Avenue Loan, partially offset by $0.1 million of interest income and $0.1 million of other income, net. Total other income for the three months ended September 30, 2025 primarily consisted of a $2.2 million gain on extinguishment of liabilities and $0.1 million of other income, net, partially offset by approximately $0.2 million of interest expense.

For the Nine Months Ended September 30, 2026 Compared with the Nine months Ended September 30, 2025

Revenue

Revenue for the nine months ended September 30, 2026 totaled approximately $1.4 million, entirely from digital assets, driven mostly by the Company’s staking and validating activities and HAUS agreements. Revenue for the nine months ended September 30, 2025 totaled $0.3 million, driven mostly by the Company’s staking and validating activities.

Research and Development Expenses

Research and development expenses for the nine months ended September 30, 2026 totaled approximately $0.3 million, a decrease of approximately $1.4 million, or 80%, as compared to approximately $1.7 million recorded for the nine months ended September 30, 2025.

The decrease primarily resulted from decreases in salaries and benefits and non-cash stock-based compensation that was due to the layoffs that occurred after the termination of our CHAPERONE study and winding down of our commercial operations relating to our ophthalmology product development. Substantially all of the Company’s assets and operations related to the Optejet have been wound down as of May 31, 2026. The Company expects little to no research and development expenses in the foreseeable future given the wind-down of the biotech operations.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the nine months ended September 30, 2026 totaled approximately $12.2 million, a decrease of approximately $0.4 million, or 3%, as compared to $12.6 million recorded for the nine months ended September 30, 2025.

The decrease primarily resulted from higher professional fees and general and administrative compensation expenses incurred in the nine months ended September 30, 2025, as new executives were hired and professional expenses were incurred in connection with the execution of our digital assets strategy.

Impairment of Right of Use Assets

In the nine months ended September 30, 2026, the Company recognized approximately $58,000 in impairment to its right of use assets in connection with its office located in Laguna Hills, California. The location was the primary place of operations related to the Optejet, and the impairment was in connection with the wind-down of all Optejet-related activity in the nine months ended September 30, 2026.

There was no impairment to right of use assets in the nine months ended September 30, 2025.

Gains and Losses in Connection with Digital Assets

In the nine months ended September 30, 2026, unrealized gains on digital assets totaled approximately $57.7 million, primarily due to an increase in the price of HYPE. In the nine months ended September 30, 2025, unrealized gains on digital assets totaled approximately $6.4 million, primarily due to an increase in the price of HYPE.

In the nine months ended September 30, 2026, realized gains on digital assets and digital assets receivable totaled approximately $35.9 million, primarily due to derecognitions of HYPE digital assets and digital assets receivable above the Company’s cost. In the nine months ended September 30, 2025, realized gains on digital assets and digital assets receivable totaled approximately $6.9 million, primarily due to derecognitions of HYPE digital assets and digital assets receivable above the Company’s cost.

In the nine months ended September 30, 2026 and 2025, impairment loss on digital intangible assets totaled approximately $3.6 million and $6.3 million, respectively. The impairment losses were primarily due to declines in the fair value of certain HYPE LST lots below their carrying amounts during the period.

Provision for Credit Losses and Allowance for Credit Loss

On June 3, 2026, all outstanding digital assets receivable were returned to the Company, and the Company does not have any allowance for credit losses for digital assets receivable as of September 30, 2026. In the nine months ended September 30, 2026, the Company recorded a full recovery net of previous credit loss provisions of $0.4 million related to its digital assets receivable held as of December 31, 2025.

There was no provision for credit losses in the nine months ended September 30, 2025 or allowance for credit loss as of September 30, 2025.

Gains and Losses in Connection with OTC HYPE Options

The Company operates an over-the-counter (“OTC”) options strategy on the price of HYPE to mitigate risk and enhance yield on its digital asset treasury. In the nine months ended September 30, 2026, the Company bought and sold calls and puts on the price of HYPE. Sold call options were collateralized by HYPE owned by the Company (including HYPE LSTs), and sold put options were collateralized by the Company’s cash, cash equivalents, USDC, and USDH.

In the nine months ended September 30, 2026, the Company’s net gains on derivative instruments totaled approximately $0.6 million. As of September 30, 2026, there are no outstanding OTC HYPE options.

There were no gains or losses in connection with OTC HYPE Options for the nine months ended September 30, 2025.

Other Income (Expense)

Total other expense for the nine months ended September 30, 2026 was approximately $0.5 million, compared to total other income of approximately $1.4 million for the nine months ended September 30, 2025. Total other expense for the nine months ended September 30, 2026 primarily consisted of $0.7 million of interest expense primarily related to the Avenue Loan and $0.4 million loss on extinguishment of debt, partially offset by $0.5 million of interest income and $0.1 million of other income, net. Total other income for the nine months ended September 30, 2025 primarily consisted of a $2.3 million gain on extinguishment of liabilities, $0.1 million of interest income and $0.3 million of other income, net, partially offset by approximately $1.3 million of interest expense.

Liquidity and Capital Resources

We measure our liquidity in a number of ways, including the following:

	September 30,	December 31,
	2026	2025
Cash and Cash Equivalents	$6,624,503	$6,310,878

Working Capital	$11,436,751	$4,544,796

Notes Payable (Gross)	$182,637	$8,339,366

Cash Flow

Since inception, we have experienced negative cash flows from operations and our operations have primarily been funded by proceeds received in equity and debt financings. As of September 30, 2026, our accumulated deficit since inception was approximately $161.2 million. As of September 30, 2026, we had a cash and cash equivalents balance of approximately $6.6 million, working capital surplus of approximately $11.4 million and stockholders’ equity of approximately $142.1 million. As of September 30, 2026, we had approximately $0.2 million of principal payable on debt outstanding.

During the nine months ended September 30, 2026 and 2025, our sources and uses of cash were as follows:

Net cash used in operating activities for the nine months ended September 30, 2026 was approximately $8.8 million, which includes net income of $79.4 million, decreased by the $92.8 million net non-cash impact of digital asset and derivative instruments and $1.6 million of net cash used by changes in the levels of operating assets and liabilities, partially offset by $6.2 million of other non-cash expenses. Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $10.7 million, which includes cash used to fund a net loss of $5.5 million, plus $7.4 million net non-cash impact of digital asset and derivative instruments and $1.2 million of net cash used by changes in the levels of operating assets and liabilities, partially offset by $3.4 million of other non-cash expenses.

Net cash provided by investing activities for the nine months ended September 30, 2026 was approximately $1.6 million, which was primarily related to $5.8 million in sales of digital assets and $8.4 million in proceeds from sales of USDC, partially offset by $9.3 million in purchases of digital assets and $3.1 million in purchases of USDC. Net cash used in investing activities for the nine months ended September 30, 2025 was approximately $65.6 million, which was related to the purchase of HYPE digital assets.

Net cash provided by financing activities for the nine months ended September 30, 2026 totaled approximately $7.5 million, of which $9.3 million was attributable to the May 2026 public equity issuance (net of $1.1 million issuance costs) and $8.5 million was attributable to net proceeds from the sale of common stock in our “at-the-market” program (net of $0.4 million issuance costs), partially offset by $9.0 million repayment of notes payable, $0.8 million for the repurchase of common stock and $0.5 million in payments to taxing authorities in connection with shares directly withheld from employees. Net cash provided by financing activities for the nine months ended September 30, 2025 totaled approximately $82.4 million, which was primarily attributable to $49.4 million of net proceeds from the sale of Series A Preferred Stock and warrants in the Private Placement, $30.0 million of net proceeds from the sale of common stock in our “at-the-market” offering and $4.8 million of net proceeds from the exercise of stock warrants partially offset by $1.5 million from the repayment of notes payable.

On September 28, 2026, the Company repaid the $8.6 million Avenue Loan in full. The Company recognized a loss on extinguishment of debt of approximately $0.4 million during the three and nine months ended September 30, 2026, consisting primarily of the write-off of unamortized debt discount. The repayment was funded in part with proceeds from sales of HYPE digital assets. The Company elected to retire the facility ahead of its July 2028 maturity in order to eliminate the remaining interest burden, release the liens on its assets and simplify its capital structure as it continues to deploy its treasury into income-generating strategies. As of September 30, 2026, the Company had no long-term debt outstanding, and its only remaining notes payable was the 2026 D&O Loan with FIRST Insurance Funding, which matures on December 24, 2026.

On September 2, 2026, the Company’s Board of Directors authorized a share repurchase program of up to $20.0 million of the Company’s outstanding common stock. The program remains in effect for up to 12 months and does not obligate the Company to repurchase any particular number of shares. Repurchases may be made from time to time through open market purchases, privately negotiated transactions, block trades or other means, subject to market conditions and applicable legal, regulatory and contractual requirements. During the three months ended September 30, 2026, the Company repurchased 240,124 shares of its common stock in privately negotiated transactions at $3.21 per share. Including transaction costs, the aggregate cost of the repurchase was $0.8 million. The repurchased shares were retired and resumed the status of authorized but unissued shares. As of September 30, 2026, approximately $19.2 million remained available under the authorization. The Company intends to evaluate repurchases alongside its other uses of capital, including additional HYPE accumulation and deployment into income-generating strategies, and may suspend or discontinue the program at any time.

Based on our current financial condition and forecast of cash flow needs for the next twelve months, we expect that our existing resources will be sufficient to enable us fund our anticipated level of operations through one year from the date of this report. Our financial condition is substantially dependent on the market price and liquidity of HYPE tokens, which are subject to extreme volatility and limited trading venues. Substantially all of our treasury assets are concentrated in HYPE tokens and HYPE LSTs. HYPE tokens have experienced significant price volatility, and our financial results and carrying value of our digital assets will fluctuate materially based on HYPE token price movements. We depend on the continued success and adoption of the Hyperliquid protocol for the value of our treasury holdings.

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

USDH

USDH was Hyperliquid’s native stablecoin which powered gas-free payments and enabled noncustodial financial primitives. As part of its regular operations, the Company previously adopted USDH as a method of settling certain digital assets transactions, such as purchasing HYPE digital assets or receiving fees for its temporary HAUS agreements. USDH was accounted for as a financial instrument that could be redeemed one USDH for one U.S. dollar on demand from the issuer. The Company previously held approximately $81,000 of USDH on its balance sheet within prepaid expenses and other current assets as of December 31, 2025.

On May 14, 2026, Native Markets announced plans to cease supporting the USDH stablecoin and encouraged all holders to convert into USDC stablecoin or cash. Native Markets has granted Coinbase, Inc. (“Coinbase”) the rights to USDH’s brand assets, and Coinbase announced its plan to become the official deployer of USDC as an aligned quote asset on Hyperliquid. In the nine months ended September 30, 2026, the Company converted all its USDH into USDC stablecoin or cash, modified underlying USDH-referenced activity supported by the Company’s Hyperion Rysk Vault Shares to no longer have dependencies upon USDH, terminated its HAUS agreements with Felix and Native Markets (both of which were related to USDH activity), and no longer anticipates borrowing USDH pursuant to its Private Pool Participation Agreement with HyperLend. The Company does not hold any USDH as of September 30, 2026, nor does it have any underlying USDH exposure in its digital asset activity.

USDC

USD Coin (“USDC”) is a U.S. dollar–denominated payment stablecoin issued by Circle Internet Group, Inc., which the Company uses to settle certain digital asset transactions, including purchases of HYPE, contracts under its OTC options strategy, and fees received under its temporary HAUS agreements. USDC is accounted for as a financial instrument that can be redeemed one USDC for one U.S. dollar on demand from the issuer and is not within the scope of ASC 350-60. The Company presents USDC within “Stablecoins” on its balance sheet. The Company held USDC of $7.9 million as of September 30, 2026 and $0.1 million as of December 31, 2025, none of which was pledged, locked or deployed.

Contractual Obligations and Commitments

During the next twelve months we have commitments to pay (a) $2.7 million to settle our September 30, 2026 accounts payable, and accrued expenses; (b) $0.5 million relating to our non-cancelable operating lease commitments; and (c) $0.2 million in payments on our notes payable with FIRST Insurance Funding.

After the next twelve months we have commitments to pay less than $0.1 million relating to our non-cancelable operating lease commitments. We have no commitments relating to our notes payable after the next twelve months, as our notes payable with FIRST Insurance Funding matures on December 24, 2026.

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

Based on their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide assurance at a reasonable level that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures as of September 30, 2026.

We believe that the condensed financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The HyperLend protocol is a liquidity, borrowing, and lending platform built on the Hyperliquid L1 blockchain. In March 2026, the Company received 10,000,000 of HyperLend’s governance tokens called “HPL”. HPL gives holders voting rights to participate in HyperLend protocol decision-making, and may qualify holders for benefits and discounts when using the protocol. The maximum total supply of HPL is 1 billion, of which it is reported that 25.0% was distributed to participants through HyperLend’s token genesis event in January 2026, 30.1% was reserved for ecosystem growth and incentives, 22.5% has been allocated to core contributors (with a multi-year unlock schedule), strategic investors will receive 17.4% (through a multi-year unlock schedule), and 5% has been dedicated to liquidity provision. HPL has limited trading history, with a limited number of trading venues providing liquidity as of September 30, 2026. There can be no assurance that the Company will be able to monetize these tokens for any material economic value.

The Company’s liquid staking activities, including its holdings of HiHYPE, kHYPE, kmHYPE, sKNTQ, and sHPL (each a digital intangible asset), expose the Company to additional risks and earnings volatility.

HiHYPE, kHYPE and kmHYPE are HYPE LSTs; sKNTQ is a KNTQ LST; and sHPL is an HPL LST. As of September 30, 2026, all HYPE LSTs owned by the Company are designed by Kinetiq, the Company’s KNTQ LSTs are designed by Kinetiq, and the Company’s HPL LSTs are designed by HyperLend. The Company’s LSTs enable the Company to access HyperEVM DeFi. Each of the Company’s LSTs evidences ownership of the Company’s deposited digital assets (the underlying asset of such LST), and may accrue staking rewards denominated in the underlying digital asset. Liquid staking allows the Company to earn native staking rewards while maintaining access to liquidity on its digital assets that can be used for additional strategies on- and off-chain.

The risks involved with liquid staking differ from direct staking, including the following:

●	Liquid staking requires a certain level of technical expertise to manage the staking and un-staking process effectively. There is associated counterparty risk tied to the reliance on using the liquid staking provider’s smart contract platform.
●	Disputes or compromise among the liquid staking provider’s core team may lead to the value of staking assets diverging from digital assets or failure to exit the liquid staking position.
●	The price of the staked derivative may decrease from its original price. This may happen because the new token has a lower market price.
●	If we lose any of our LSTs, we will also lose access to our associated staked token. This can result from liquidations at lending protocols or other execution partners, the loss of private keys or other forms of access to the addresses that hold our LSTs, and mistaken or stolen asset transfers.

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

In addition, the Company is also exposed to risk of losing digital assets to system failure or hacking. As a result, LSTs do not confer an enforceable right to the underlying tokens, but only a claim. Further, the redemption of LSTs back into the underlying tokens may be subject to any protocol-defined lockup or unbonding periods.

LSTs are initially recognized at the fair value of the tokens exchanged and, due to their indefinite useful life, are not amortized but instead are subject to impairment testing. In contrast, digital assets are measured at fair value. The variances in valuation methods between digital assets and LSTs may create material volatility in the financial statements depending on conversion and redemption activity between digital assets and LSTs each period. In addition, any staking rewards earned on LSTs are not recognized until LSTs are redeemed.

The Company’s deposits into the Rysk Institutional Volatility Income Vault and smart contract enabled options activity expose the Company to additional risks and earnings volatility.

On March 3, 2026, the Company launched in partnership with the Rysk protocol an IVIV, to execute HYPE options (puts and calls) via smart-contracts on-chain. The Company began executing on-chain put sales on the price of HYPE in the three months ended March 31, 2026, pursuant to which the Company executed on-chain options on the price of HYPE during the nine months ended September 30, 2026. In order to collateralize these HYPE options, the Company first creates a standalone collateralization liquidity pool of the Company’s assets. Until May 2026, the Company’s liquidity pool was denominated in USDH; following Native Markets’ announcement on May 14, 2026 that it would cease supporting the USDH stablecoin, beginning in June 2026, the Company’s liquidity pool is denominated in USDC. When the Company’s USDC is deposited into the IVIV, it receives in exchange Hyperion Rysk Vault Shares, which evidence ownership of the Company’s deposited USDC plus any income from the IVIV on-chain HYPE options execution in a manner akin to liquid staking tokens. The Company relinquishes control over its underlying USDC when deposited into its liquidity pool. Any increase in the amount of underlying USDC within the IVIV is not recognized as income until the Hyperion Rysk Vault Shares are redeemed for USDC.

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

During the three months ended September 30, 2026, the Company acted as lender under a short-term facility arranged through the HyperLend platform, in the principal amount of $1.0 million denominated in USDC and secured by staked HYPE collateral. The facility matured and was repaid in full prior to September 30, 2026, and no amounts were outstanding as of September 30, 2026.

The Company’s deposit of digital assets into a third-party vault on HyperEVM exposes the Company to smart contract, curator, and liquidity risks.

In October 2026, the Company began depositing digital assets into a vault deployed on HyperEVM using non-custodial vault smart contract infrastructure provided by Fractal Networks Ltd. doing business as Upshift. As of November 9, 2026, the Company had deposited approximately $15.6 million of digital assets in the vault. Investment, allocation, and risk-management decisions for the vault are made by a third-party curator, August Switzerland SA, and not by the Company or Upshift. The Company participates solely as a depositor and is not a party to the agreements governing the vault’s operation.

The Company’s deposited assets are exposed to:

●	hacks, exploits, bugs, or upgrade errors in the vault’s smart contracts,
●	compromise of administrative or signer keys,
●	the curator’s investment decisions, and
●	failure, insolvency, liquidation, or bad debt of participant parties including the underlying protocols, oracles, bridges, and blockchain networks with which the vault interacts, including Hyperliquid and HyperEVM.

The curator can only undertake limited investment actions agreed upon by the Company through smart contracts including staking or unstaking HYPE. It is possible that the curator may undertake other investment actions in the future with the mutual agreement of the curator and Upshift pursuant to the terms of a smart contract.

Withdrawals are subject to the vault’s redemption terms and to unstaking or withdrawal periods of underlying positions, and may be delayed or unavailable when the Company seeks liquidity. Upshift has agreed to limited indemnity in favor of the Company for vault operations. That indemnity does not cover losses caused by the curator, underlying protocols, market movements, or withdrawal delays, and it is capped. There is no guarantee against a bug, exploit, or other event that could result in a partial or total loss of the deposited assets.

Recent announcements by large, well-capitalized and regulated market participants to offer Hyperliquid-based products to U.S. customers could significantly increase competition for our business, reduce the value of our strategy and the demand for our services, and harm our results of operations and the market price of our common stock.

We derive revenue and value from, among other things, holding, staking and deploying HYPE, from operating a validator with Kinetiq and MAVAN, and from providing HYPE to ecosystem participants outside the United States under our HYPE Asset Use Service (“HAUS”) agreements, including with HIP-3 and HIP-4 market deployers. Several recent announcements show that large traditional financial institutions, established cryptocurrency companies and other HYPE treasury companies plan to offer U.S. customers regulated access to Hyperliquid-based markets. These parties may compete with us directly or indirectly, including:

●	Intercontinental Exchange / Trade[XYZ]. On October 29, 2026, Intercontinental Exchange, Inc. (“ICE”) announced a definitive agreement with Trade[XYZ] to bring Trade[XYZ]’s Hyperliquid-based perpetual futures markets onshore in the United States, together with a strategic minority investment in Trade[XYZ]. The products would reference crypto assets, equities, equity indices, commodities and foreign exchange. Subject to regulatory approval, ICE would be the exclusive operator of these markets through a new dedicated retail market and clearing structure. Customers would access the markets through futures commission merchants and distribution partners, including ICE’s joint venture with OKX.
●	Payward / Bitnomial. Payward, Inc., the parent company of Kraken, announced on September 16, 2026 that it intends to deploy perpetual futures markets for U.S. customers on Hyperliquid’s HIP-3 infrastructure. Under the plan, Bitnomial Exchange, LLC (a CFTC-designated contract market) and Bitnomial Clearinghouse, LLC would deploy, clear and settle the contracts, and NinjaTrader Clearing, LLC would carry customer accounts. On October 26, 2026, Hyperliquid said it intends to make Payward the first CFTC-regulated HIP-3 deployer, using permissioned, allowlisted markets.
●	On November 6, 2026, another public company that holds HYPE as a treasury asset announced that a subsidiary had applied to register as a futures commission merchant. If approved, that subsidiary would open and carry accounts for U.S. customers trading on Hyperliquid HIP-3 permissioned markets.

None of these initiatives have received the required regulatory approvals, and they may never launch or may launch on different terms or timelines. Even so, if they or similar initiatives go forward, they could adversely affect us in several ways:

●	Superior resources and positioning. These participants have, or may have, much greater financial, technical, regulatory, compliance and distribution resources than we do. They also hold or are pursuing regulatory registrations that we do not have and may not obtain in the future. As a result, they may capture a disproportionate share of the economic value of U.S. access to Hyperliquid markets, including trading fees, deployer revenue and customer relationships, and we may be unable to compete effectively or take part in that value.
●	Reduced demand for our HYPE deployment and HAUS services. HIP-3 deployers must stake 500,000 HYPE tokens. Well-capitalized entrants may buy and stake their own HYPE, source it from larger holders, or form exclusive relationships with other validators, deployers or treasury companies. This could reduce demand for HYPE supplied under our HAUS agreements, put pressure on the fees and economics we can negotiate, or lead existing counterparties to end or decline to renew their arrangements.
●	Competition for investors and capital. Investors seeking exposure to the Hyperliquid ecosystem may increasingly turn to ICE, Payward or other larger public companies, or to HYPE treasury companies that offer additional regulated businesses, such as a futures commission merchant. This could reduce demand for our common stock, widen any discount of our market capitalization to our net asset value, and make it harder for us to raise capital on acceptable terms, or at all.

Increased institutional and regulated participation could also raise demand for HYPE or Hyperliquid-based products generally. However, we may not benefit from any such increase in proportion to our competitors, or at all. If we cannot adapt our strategy, form competitive partnerships or otherwise differentiate ourselves, our business, financial condition, results of operations and the market price of our common stock could be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the three months ended September 30, 2026, the Company repurchased 240,124 shares of its common stock in privately negotiated transactions at $3.21 per share. Including transaction costs, the aggregate cost of the repurchase was $787,607. The repurchased shares were retired and resumed the status of authorized but unissued shares. The repurchase program was authorized by the Company’s Board of Directors on September 2, 2026 and will expire on September 2, 2027.

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number		as Part of Publicly	That May Yet Be
	of Shares	Average Price	Announced	Purchased Under
2026	Purchased	Paid Per share	Program	the Program
July 1 through July 31	—	$—	—	$—
August 1 through August 31	—	—	—	—
September 1 through September 30	240,124	3.21	240,124	19,200,000
Total	240,124	$3.21	240,124	$19,200,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

HYPERION DEFI, INC.

Date: November 12, 2026	By:	/s/ Hyunsu Jung
Hyunsu Jung
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ David Knox
David Knox
Chief Financial Officer (Principal Financial and Accounting Officer)